Form 10-Q/A
period 2013-03-31
CHIMERIX INC
filed 2013-06-11
CIK 1117480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Chimerix, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended March 31, 2013, as filed with the Securities and Exchange Commission on May 13, 2013, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment No. 1 to the Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

2

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Chimerix, Inc.

3.2(1)	Amended and Restated Bylaws of Chimerix, Inc.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Form of Warrant to Purchase Stock issued to participants in the Registrant's Series F Preferred Stock financing dated February 7, 2011.

4.3(2)	Warrant to Purchase Series F Preferred Stock issued to Silicon Valley Bank on January 27, 2012.

4.4(2)	Warrant to Purchase Series D Preferred Stock issued to Silicon Valley Bank on November 24, 2008.

4.5(2)	Warrant to Purchase Series B-1 Preferred Stock issued to General Electric Capital Corporation on November 5, 2003.

4.6(2)	Amended and Restated Investor Rights Agreement dated February 7, 2011 by and among the Registrant and certain of its stockholders.

31.1(3)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(3)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(3)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

_____________________

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K, filed on April 16, 2013.
(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.
(3)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q filed on May 13, 2013.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

June 11, 2013	By:	/s/ Kenneth I. Moch
Kenneth I. Moch
President and Chief Executive Officer

June 11, 2013	By:	/s/ Timothy W. Trost
Timothy W. Trost
Chief Financial Officer

4