Form 10-Q
period 2013-06-30
CHIMERIX INC
filed 2013-08-14
CIK 1117480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 1, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 25,780,445.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHIMERIX, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$115,438	$19,906
Short-term investments, available-for-sale	7,595	9,849
Accounts receivable	83	783
Prepaid and other current assets	3,034	983
Deferred financing costs, current portion	20	33
Total current assets	126,170	31,554

Property and equipment, net of accumulated depreciation	342	407
Deposits	22	22
Deferred financing costs, less current portion	20	48
Total assets	$126,554	$32,031

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$995	$1,964
Accrued liabilities	1,471	906
Loan payable, current portion	5,584	4,753
Total current liabilities	8,050	7,623

Other long-term liabilities	341	337
Loan payable, less current portion	7,119	9,867
Redeemable convertible preferred stock warrant liability	-	7,512
Total liabilities	15,510	25,339

Redeemable convertible preferred stock	-	107,723

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 and 89,700,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 25,779,445 and 1,533,996 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	26	3
Additional paid-in capital	258,870	-
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(147,851)	(101,032)
Total stockholders’ equity (deficit)	111,044	(101,031)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$126,554	$32,031

See accompanying notes to financial statements.

CHIMERIX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Contract revenue	$808	$6,205	$2,579	$9,283

Total revenues	808	6,205	2,579	9,283

Operating expenses:
Research and development	6,276	9,082	13,059	16,075
General and administrative	2,188	1,545	3,725	3,120

Loss from operations	(7,656)	(4,422)	(14,205)	(9,912)

Other expense:
Interest expense, net	(415)	(128)	(771)	(237)
Fair value adjustments to warrant liability	(4,388)	226	(6,590)	(1,073)

Net loss	(12,459)	(4,324)	(21,566)	(11,222)

Other comprehensive loss:

Unrealized gain on securities available-for-sale	1	-	1	4

Comprehensive loss	$(12,458)	$(4,324)	$(21,565)	$(11,218)
Net loss	(12,459)	(4,324)	(21,566)	(11,222)
Accretion of redeemable convertible preferred stock	(8,582)	(900)	(34,108)	(1,800)
Net loss attributable to common shareholders	$(21,041)	$(5,224)	$(55,674)	$(13,022)
Per share information:
Net loss per common share, basic and diluted	$(0.91)	$(3.44)	$(4.50)	$(8.58)
Weighted-average shares outstanding, basic and diluted	23,067,201	1,518,753	12,360,125	1,518,112

See accompanying notes to financial statements.

CHIMERIX, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012

Operating activities:
Net loss	$(21,566)	$(11,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	135	141
Non-cash interest expense	224	54
Amortization/accretion of premium/discount on investments	149	29
Share-based compensation costs	2,589	539
Fair value measurement of redeemable convertible preferred stock warrant liability	6,590	1,073
Changes in operating assets and liabilities:
Accounts receivable	700	692
Prepaid expenses and other current assets and deposits	(2,051)	779
Accounts payable and accrued liabilities	(400)	(1,672)
Net cash used in operating activities	(13,630)	(9,587)

Investing Activities:
Purchase of property and equipment	(70)	(41)
Purchase of short-term investments	(1,851)	-
Maturities of short-term investments	3,957	5,894
Net cash provided by investing activities	2,036	5,853

Financing Activities:
Proceeds from exercise of stock options	55	2
Proceeds from exercise of warrant	1,537	-
Proceeds from loan payable	-	3,000
Proceeds from initial public offering, net of offering costs	107,634	-
Debt discount	-	(15)
Repayment of loan payable	(2,100)	(2,600)
Deferred financing costs	-	(24)
Net cash provided by financing activities	107,126	363

Increase (decrease) in cash and cash equivalents	95,532	(3,371)
Cash and cash equivalents, beginning of period	19,906	13,607
Cash and cash equivalents, end of period	$115,438	$10,236

Supplemental cash flow information:
Interest payments	$505	$107

See accompanying notes to financial statements.

CHIMERIX, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company committed to the discovery, development and commercialization of novel, oral antiviral therapeutics that are designed to transform patient care in areas of high unmet medical need. The Company’s proprietary lipid technology has given rise to two clinical-stage compounds, CMX001 and CMX157, which have demonstrated the potential for enhanced antiviral activity and safety in convenient, orally administered dosing regimens. CMX001 has shown broad-spectrum activity against double-stranded DNA viruses, including herpesviruses, adenoviruses and polyomaviruses. Chimerix anticipates beginning the Phase 3 SUPPRESS trial in the third quarter of 2013 for the prevention of cytomegalovirus infection in hematopoietic cell transplant recipients. The Company recently completed a Phase 2 trial of CMX001 as a preemptive therapy for adenovirus infection. Additionally, Chimerix is developing CMX001 as a medical countermeasure against smallpox under a contract from the Biomedical Advanced Research and Development Authority (BARDA). The Company’s second clinical-stage compound, CMX157, is a Phase 1 product candidate for the treatment of HIV and was licensed to Merck, Sharp & Dohme Corp. (Merck) in 2012.

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

On April 10, 2013, the Company completed the initial public offering (IPO) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold an aggregate of 7,320,000 shares of common stock under the registration statement at a public offering price of $14.00 per share. Net proceeds were approximately $93.3 million, after deducting underwriting discounts and commissions of $7.1 million and offering expenses of $2.1 million. Upon the completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock and dividends accrued on Series F redeemable convertible preferred stock were converted into 15,556,091 shares of common stock and all outstanding warrants to purchase redeemable convertible preferred stock were converted into warrants to purchase 1,613,395 shares of common stock. On April 16, 2013, the underwriters exercised the full over-allotment option pursuant to which the Company sold an additional 1,098,000 shares at $14.00 per share. Net proceeds from the over-allotment shares were approximately $14.3 million after deducting underwriting discounts and commissions of $1.1 million.

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

Reclassifications

In certain instances, amounts previously reported in the Company’s 2012 financial statements have been reclassified to conform to the Company’s 2013 financial statement presentation. Such reclassifications had no effect on net loss or stockholders’ equity (deficit) as previously reported.

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

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders deficit. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income or expense, net. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as long-term. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the six months ended June 30, 2013 and the year ended December 31, 2012.

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

Accounts Receivable

Accounts receivable at June 30, 2013 and December 31, 2012 consisted of amounts billed and unbilled under the Company’s contract with BARDA. Receivables under the BARDA contract are recorded as qualifying research activities as conducted and invoices from the Company’s vendors are received. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

The warrants issued for Series F redeemable convertible preferred stock included in the Company’s 2012 financial statements are categorized as Level 3 as there are significant unobservable inputs. The valuation of the warrants at December 31, 2012 reflected a two stage process. Using a contingent claims model in combination with the Company’s Series F financing, which occurred in February 2011, the fair value of total equity and all components of the Company’s capital structure, including the warrants, was determined as of the time of the financing event. Using this value as a starting point, a series of equity values and associated probabilities were calculated using simulation methodologies that incorporate both Monte Carlo and risk neutral frameworks. Based on assessments of expected returns and volatilities consistent with market practice, a distribution of equity values was produced which covered the range of values that an informed market participant might expect. These outcomes were organized into ranges and a probability calculated based on the percent of the total falling into each range. This process created a range of equity values. Using a contingent claims framework, each equity value was allocated to the various components of the capital structure including the warrants. Each warrant value was weighted by its respective probability to determine the final fair value of the warrants as of December 31, 2012. The key unobservable inputs used in the determination of the fair value were (i) volatility – 79%, (ii) range of implied fair value of the Series F redeemable convertible preferred stock – $2.19 to $2.85, (iii) time to liquidity – 8 months to 5 years, and (iv) range of probabilities of liquidity event outcomes – 2% to 31%. The warrants were valued again at April 10, 2013, just prior to the Company’s IPO, using a Black-Scholes valuation model. The key unobservable inputs used in determination of the fair value at that time were (i) volatility – 79%, (ii) fair value of the Series F redeemable convertible preferred stock – $3.94, (iii) expected life – 2.5 years, (iv) risk-free interest rate – 0.24%, and (v) dividend yield – 0%. As the warrants for Series F redeemable convertible preferred stock converted to warrants for common stock upon the IPO, no future valuations are necessary.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2013
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$115,123	$115,123	$—	$—
Short-term investments	7,595	—	7,595	—

		Fair Value Measurements at December 31, 2012
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$17,687	$16,381	$1,306	$—
Short-term investments	9,849	—	9,849	—
Redeemable convertible preferred stock warrant liability	7,512	—	—	7,512

Below is a table that presents a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements (Level 3)
(in thousands)
Redeemable Convertible Preferred Stock Warrant Liability
Balance at January 1, 2012	$6,491
Issuance	174
Fair value increase recorded in other expense	847
Fair value at December 31, 2012	7,512
Fair value increase recorded in other expense	6,590
Reclassification of warrant liability to additional paid-in capital	(14,102)
Fair value at June 30, 2013	$-

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Prepaid development expenses	$2,353	$486
Deferred public offering costs	-	273
Other prepaid and other current assets	681	224
	$3,034	$983

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

Deferred Public Offering Costs

Deferred public offering costs totaling $0.3 million at December 31, 2012 are included in prepaid and other current assets. These costs represent legal and accounting costs related to the Company’s efforts to raise capital through an IPO. At the completion of the Company’s IPO in April 2013, these costs were reclassified to additional paid-in capital as a reduction of the IPO proceeds.

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

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Accrued compensation	$512	$560
Accrued development expenses	531	98
Other accrued liabilities	428	248
	$1,471	$906

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

Research and Development

Major components of research and development costs include cash compensation, stock based compensation, pre-clinical studies, clinical trial and related clinical manufacturing, drug development, materials and supplies, legal, regulatory compliance, and fees paid to consultants and other entities that conduct certain research and development activities of the Company’s behalf. Research and development costs, including upfront fees and milestones paid to contract research organizations, are expensed as goods as received or services rendered. Costs incurred in connection with clinical trial activities for which the underlying nature of the activities themselves do not directly relate to active research and development, such as costs incurred for market research and focus groups linked to clinical strategy as well as costs to build the Company’s brand, are not included in research and development costs but are reflected as general and administrative costs.

Interest Expense, Net

Interest expense, net includes interest earned on short-term investments, interest incurred on loans payable, the amortization of deferred financing costs related to fees paid to attorneys and other non-lender entities in order to acquire debt, and the amortization of debt discount related to fees paid to the lender in order to acquire debt.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through June 30, 2013, and therefore has not recorded any current provision for income taxes.

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

Basic and Dilutive Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of converting redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and common stock, restricted stock and options. Diluted net loss per share of common stock is computed by dividing the net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of redeemable convertible preferred stock and warrants to purchase redeemable convertible preferred stock and common stock, and options outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three months ended or the six months ended June 30, 2013 and 2012.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of converting redeemable convertible preferred stock, warrants to purchase convertible preferred stock and common stock and options to purchase common stock, as the impact of such items are anti-dilutive during periods of net loss. Shares excluded from the calculations were 4,244,971 and 11,370,551 for the three months ended June 30, 2013 and 2012, respectively, and 7,808,128 and 11,369,971 for the six months ended June 30, 2013 and 2012, respectively.

Segments

The Company operates in only one segment. The chief operating decision-maker, who is the Company’s Chief Executive Officer, and management use cash flows as the primary measure to manage the business and do not segment the business for internal reporting or decision making.

Impact of Recently Issued Accounting Standards

On February 5, 2013, the Financial Accounting Standards Board issued an amendment ASU 2013-2, “Comprehensive Income (Topic 220)” (ASU 2013-02) to the disclosure requirements for reporting reclassifications out of accumulated other comprehensive income (AOCI). ASU 2013-02 was effective for the first interim or annual period beginning after December 15, 2012. The amendment requires companies to present information about reclassification adjustments from accumulated other comprehensive income to the income statement, including the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. The new accounting guidance also requires the disclosure to be cross referenced to other financial statement disclosures for reclassification items that are not reclassified directly to net income in their entirety in the same reporting period. The Company adopted ASU 2013-02 in the first quarter of 2013. There was no material impact to the Company’s consolidated financial position, results of operations or cash flows upon adoption of this guidance.

2. Investments

The following table summarizes available-for-sale securities:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$7,596	$—	$(1)	$7,595
Commercial paper	—	—	—	—
Total	$7,596	$—	$(1)	$7,595

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$8,353	$—	$(2)	$8,351
Commercial paper	1,498	—	—	1,498
Total	$9,851	$—	$(2)	$9,849

All of the Company’s investments as of June 30, 2013 and December 31, 2012 had maturities of one year or less.

3. Property and Equipment

Property and equipment consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Lab equipment	$1,009	$958
Leasehold improvements	78	78
Computer equipment	410	393
Office furniture and equipment	214	212
	1,711	1,641
Less accumulated depreciation	(1,369)	(1,234)
	$342	$407

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

The Company met one of the financial and/or operational goals mentioned above and, in September 2012, the remaining $12.0 million was borrowed in the second tranche. The second tranche has a six-month interest-only period followed by a thirty-two month principal and interest amortization period with interest being charged at the same rate as the first tranche. There are certain fees in accordance with the LSA which are being recorded as discounts or other long and short-term liabilities depending on the nature of the fees. The fees are being accreted through interest expense. Approximately $37,000 and $40,000 was recorded in interest expense for the three months ended June 30, 2013 and 2012, respectively. Approximately $75,000 and $80,000 was recorded in interest expense for the six months ended June 30, 2013 and 2012, respectively.

Concurrently with entering into the LSA, the Company also granted SVB a warrant to purchase shares of Series F preferred stock at a price of $2.045 per share equal to 2% of the aggregate amount of the advances made to the Company pursuant to the LSA, divided by the exercise price. In relation to the first tranche, the warrant became exercisable to purchase an aggregate of 29,340 shares of Series F preferred stock, and in relation to the second tranche, the warrant became exercisable to purchase an additional 117,360 shares of Series F preferred stock. As discussed in Note 1, the warrant is classified as a liability and is required to be measured at fair value. Therefore, the warrant was recorded as a debt discount at its fair value at the time of grant and accreted over the life of the LSA using the effective interest method. The subsequent re-valuation of the warrant (at fair value) resulted in other expense of $114,000 and other income of $6,000 for the three months ended June 30, 2013 and 2012, respectively, and other expense of $171,000 and $28,000 for the six months ended June 30, 2013 and 2012, respectively. Upon the completion of the IPO, this warrant was converted into a warrant to purchase 41,323 shares of common stock. In May 2013, SVB exercised the warrant in full and it is no longer outstanding.

5. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2018.

Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.1 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $0.2 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA. Periodic audits are required under the grant and contract agreements and certain costs may be questioned as appropriate under the agreements. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the agreements has been made as of June 30, 2013 and December 31, 2012.

6. Redeemable Convertible Preferred Stock

In February 2011, the Company issued 22,004,895 shares of $0.001 par value Series F redeemable convertible preferred stock at $2.045 per share and warrants to purchase an aggregate of 5,501,215 shares of Series F redeemable convertible preferred stock at an exercise price of $2.045 per share for proceeds of $45.0 million, less issuance costs of $0.2 million. Upon the completion of the IPO, these warrants were converted into warrants to purchase an aggregate of 1,549,628 shares of common stock at an exercise price of $7.26 per share. The warrants are exercisable at any time and expire on February 4, 2018.

In January 2012, the Company issued a warrant to SVB to purchase a number of shares of Series F redeemable convertible preferred stock at an exercise price of $2.045 per share equal to 2% of the aggregate amount of the advances made to the Company pursuant to the LSA, divided by the exercise price. Following the first and second tranches of the LSA, the warrant was exercisable to purchase an aggregate of 146,700 shares of Series F redeemable convertible preferred stock. Upon the completion of the IPO, this warrant was converted into a warrant to purchase 41,323 shares of common stock at an exercise price of $7.26 per share. In May 2013, SVB exercised the warrant in full and it is no longer outstanding.

The following table summarizes the authorized, issued and outstanding shares of redeemable convertible preferred stock as of December 31, 2012:

	Authorized Shares	Issued and Outstanding Shares
Series A	800,000	800,000
Series B	2,233,879	2,233,879
Series B-1	2,054,333	2,033,333
Series C	5,141,690	5,141,690
Series D	11,354,526	11,295,846
Series E	7,894,871	7,894,871
Series F	40,200,000	22,004,895
Total Shares	69,679,299	51,404,514

Upon the completion of the IPO in April 2013, the Company’s outstanding shares of redeemable convertible preferred stock and dividends accrued on Series F redeemable convertible preferred stock were automatically converted into an aggregate of 15,556,091 shares of common stock.

Warrants

The following warrants for the purchase of preferred stock on a one-to-one basis were issued, outstanding and exercisable at December 31, 2012:

Class	Date	Shares	Price Per Share	Expiration
Series B-1	November 5, 2003	21,000	$1.500	November 2013
Series D	November 24, 2008	58,680	$2.045	November 2018
Series F	February 7, 2011	5,501,215	$2.045	February 2018
Series F	January 27, 2012	146,700	$2.045	January 2022

As discussed in Note 1, the warrants exercisable for the Company’s Series F preferred stock were classified as a liability and were required to be measured at fair value. Therefore, such warrants were recorded at the full fair value with the Company’s Series F preferred stock being recorded at the residual value at the time of issuance. At each reporting date prior to the IPO, the warrants exercisable for the Company’s Series F preferred stock were recorded to fair value which was charged to other income. The fair valuation of such warrants resulted in other expense of $4.3 million and other income of $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and other expense of $6.4 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively. These amounts, coupled with the fair valuation of the warrants issued in relation to the Company’s LSA (see note 4), total to the fair value adjustments to warrant liability amount per the statements of operations and comprehensive loss.

Upon the completion of the IPO, all outstanding warrants to purchase redeemable convertible preferred stock were converted into warrants to purchase 1,613,395 shares of common stock and are no longer required to be measured at fair value. On April 16, 2013, a warrant was exercised to purchase 211,783 shares of the Company’s common stock. The Company received proceeds of $1.5 million in connection with such exercise. On May 24, 2013, a warrant was net exercised which resulted in the issuance of 37,600 shares of the Company’s common stock.

The following warrants for the purchase of common stock were issued, outstanding and exercisable at June 30, 2013:

Class	Date	Shares	Price Per Share	Expiration
Common	November 5, 2003	5,915	$5.33	November 2013
Common	February 7, 2011	1,337,845	$7.26	February 2018

7. Stockholders’ Equity (Deficit)

Common Stock

The Company’s common stock consists of 200.0 million and 89.7 million authorized shares at June 30, 2013 and December 31, 2012, respectively, and 25.8 million and 1.5 million shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.

Shares Reserved for Future Issuance

The following shares of common stock reserved for future issuances:

	June 30, 2013	December 31, 2012
Conversion of preferred stock and preferred stock warrants	—	16,093,483
Conversion of common stock warrants	1,343,760	—
Stock options issued and outstanding	2,673,752	2,593,423
Restricted Stock units outstanding	102,547	43,199
Authorized for future purchases under the 2013 Employee Stock Purchase Plan	704,225	—
Authorized for future grants under the 2013 Equity Incentive Plan	1,734,079	—
Authorized for future grants under the 2012 Equity Incentive Plan	—	427,933
	6,558,363	19,158,038

Stock Options

In connection with the IPO, the company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. Initially, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan is the sum of (i) 1,408,450 shares, plus (ii) 244,717 shares, which was the number of shares reserved for issuance under the 2012 Equity Incentive Plan (the 2012 Plan) at the time the 2013 Plan became effective, plus (iii) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2012 Plan (such as upon the expiration or termination of a stock award prior to vesting). Additionally, the number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2014 and continuing through and including January 1, 2023, by 2.5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2013 Plan is 2,816,901 shares. Following the effectiveness of the 2013 Plan in April 2013, no further grants were made under the 2012 Plan.

The 2013 Plan has an “early exercise” provision under which options to purchase common stock may be exercised prior to being fully vested; however, the shares issued for options exercised under the “early exercise” provision continue to vest under the same terms as the underlying exercised option. Upon termination of an employee prior to the vesting of such shares, the Company can either repurchase the unvested shares or let the repurchase right expire.

In February 2013 the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward the Company’s success and that of its affiliates. The ESPP authorizes the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. As of the date hereof, no shares of common stock have been purchased under the ESPP.

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)
Balance, December 31, 2012	2,593,423	$2.45	7.36
Granted	184,506	6.39	—
Exercised	(21,975)	2.52	—
Forfeited	(82,202)	2.63	—
Balance, June 30, 2013	2,673,752	$2.71	7.03
Exercisable at June 30, 2013	1,857,425	$2.31	6.35
Vested or expected to vest at June 30, 2013	2,618,117	$2.71	7.02

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The fair value of options vested and share-based compensation expense recognized are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Research and development:
Employee	$206	$62	$313	$166
Non-employee	5	27	21	31
General and administrative:
Employee	140	149	250	322
Non-employee	45	15	77	20
	$396	$253	$661	$539

Restricted Stock Units

In 2013 and 2012, the Company issued RSUs to certain employees which vest based on specific performance criteria. By their terms, the RSUs became immediately vested upon the effective date of the registration statement for the Company’s common stock in connection with the IPO, subject to the continuous service with the Company at the vesting event. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted.

A summary of activity related to the Company’s RSUs is as follows:

Number of Restricted Stock Units Outstanding
Balance, December 31, 2012	43,199
Granted	59,348
Balance, June 30, 2013	102,547

As of June 30, 2013, $1.9 million in compensation expense had been recorded as the performance criterion was met upon the completion of the IPO.

8. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2013 as the Company incurred losses for the six month period ended June 30, 2013 and is forecasting additional losses through the 4th quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2013. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At June 30, 2013, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

In the event the Company sublicenses a UC Patent Right the Company is obligated to pay to UC a fee, which amount will vary depending upon the size of any upfront payment the Company receives and the clinical development stage of the compound being sublicensed, but which could be up to approximately 50% of the sublicense fee in certain circumstances. With respect to CMX001 or CMX157, the fee payable to UC will not exceed 5% and 10% of the sublicense fee, respectively.  In addition, the Company will also be required to pay to UC a low single digit sublicense royalty on net sales of products that use the sublicensed UC Patent Rights, but in no event will the Company be required to pay more than 50% of the royalties it receives in connection with the relevant sublicense. Any such royalty payment will be reduced by other payments the Company is required to make to third parties until a minimum royalty has been reached.

As a result of meeting certain milestones and sublicense fees related to the license agreement, the Company recognized expenses of $0.9 million for the year ended December 31, 2012. The Company did not recognize expenses under this agreement for the six months ended June 30, 2013.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of CMX001 as a medical countermeasure in the event of a smallpox release. The contract has been amended several times, most recently on May 30, 2013, to extend the contract into the first option segment period of performance.

Under the contract, BARDA will reimburse the Company, plus pay a fixed fee, for the research and development of CMX001 as a broad-spectrum therapeutic antiviral for the treatment of smallpox infections. The contract consists of an initial performance period, referred to as the base performance segment, plus up to four extension periods of approximately one year each, referred to as option segments, each of which may be exercised at BARDA’s sole discretion. The Company must complete the agreed upon milestones and deliverables in each discrete work segment before the next option segment is eligible to be exercised. Under the contract as currently in effect, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees.

The Company is currently performing under the first option segment of the contract during which the Company may receive up to a total of $5.0 million in expense reimbursement and fees. The term of the first option segment is 12 months and is scheduled to end on May 30, 2014.

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

OVERVIEW

We are a biopharmaceutical company committed to the discovery, development and commercialization of novel, oral antiviral therapeutics that are designed to transform patient care in areas of high unmet medical need. Our proprietary lipid technology has given rise to two clinical-stage lipid acyclic nucleoside phosphonates, CMX001 and CMX157, which have demonstrated the potential for enhanced antiviral activity and safety in convenient, orally administered dosing regimens. CMX001 has shown broad-spectrum activity against double-stranded DNA (dsDNA) viruses, including herpesviruses, adenoviruses and polyomaviruses. We anticipate beginning the Phase 3 SUPPRESS trial in the third quarter of 2013 for the prevention of cytomegalovirus (CMV) infection in hematopoietic cell transplant (HCT) recipients. We recently completed a Phase 2 trial of CMX001 as a preemptive therapy for adenovirus (AdV) infection (see “Recent Developments” below). Additionally, we are developing CMX001 as a medical countermeasure against smallpox under a contract from the Biomedical Advanced Research and Development Authority (BARDA). Our second product candidate, CMX157, an oral nucleotide analog lipid-conjugate for the treatment of HIV infection, was licensed to Merck, Sharpe & Dohme Corp. (Merck) in July 2012.

Recent Developments

Extension of Contract with BARDA

On May 30, 2013, we extended our contract with BARDA for the continued development of CMX001 as a potential medical countermeasure against smallpox. The extension of the contract provides up to $5 million in funding over 12 months for us to conduct animal studies that are necessary for an approval of CMX001 for the treatment of smallpox infection under the U.S. Food and Drug Administration’s (FDA) Animal Efficacy Rule.

Appointment of Rodman L. Drake to the Board of Directors

On August 1, 2013, we appointed Rodman L. Drake to our Board of Directors. Mr. Drake will serve as the Chairman of the Compensation Committee.

Study 202: Preemptive Therapy for AdV in HCT Recipients

On August 14, 2013, we announced top-line results of Study CMX001-202 (Study 202), a randomized, placebo-controlled, multi-site study evaluating CMX001 as a preemptive therapy for AdV disease in HCT recipients that we initiated in June 2011.

Background on Study 202. Although AdV infection is much less frequent than CMV in HCT, disseminated AdV has a high mortality rate of 80%. The incidence and progression rates to disseminated disease are unknown. Based on in vitro activity of CMX001 against major species of AdV, and anecdotal data from Emergency investigational new drug applications and Study 350 in which CMX001 was administered to patients with life-threatening AdV infections and no alternative therapy, a proof-of-concept trial for use of CMX001 as a prevention or preemptive therapy was considered. The predicted low incidence rates of AdV viremia (<10% within the first year post-HCT) were estimated to have required a trial size of thousands of patients in order to demonstrate the utility of CMX001 as prevention. Thus, this exploratory Phase 2 study was designed to assess CMX001 as a preemptive therapy for AdV viremia, with an estimated progression rate of 50% for subjects randomized to placebo.

Study 202 participants were randomized at the time of detection of AdV viremia to receive up to 12 weeks of preemptive therapy with once weekly (QW) or twice weekly (BIW) CMX001 or placebo, followed by a four-week post-therapy follow-up period. Subjects with increasing AdV viremia, or subjects who developed AdV disease, while on randomized therapy were offered open-label BIW CMX001. Adults or children weighing 50 kg or greater received CMX001 tablets at doses of 100 mg BIW or 200 mg QW. Pediatric subjects (i.e., patients weighing less than 50 kg) received CMX001 as a liquid formulation at doses of 2 mg/kg BIW or 4 mg/kg QW. We completed enrollment of the 48 planned subjects at 29 transplant centers in the United States in December 2012.

The primary endpoint in Study 202 was treatment failure, a composite endpoint consisting of (i) progression to probable or definitive AdV disease or (ii) increasing AdV viremia during blinded therapy. Participants who were assessed as failures at any time during the blinded phase of the study were offered open-label treatment with CMX001. Secondary endpoints included incidence and time to mortality, the percentage of subjects on randomized therapy with undetectable plasma AdV polymerase chain reaction (PCR) measured at various time points, and the percentage of subjects who had emergence or progression of CMV, Epstein-Barr virus or BK virus viremia or disease during therapy.

Top-line Results. CMX001 100 mg BIW as preemptive therapy decreased AdV viremia and showed potential benefit in reduced progression to AdV disease and all-cause mortality. Although statistical significance was not established in this exploratory proof-of-concept study, analysis of all subjects and of subsets of subjects related to disease progression and all-cause mortality were consistent in trends favoring the CMX001 BIW dosing regimen over placebo or CMX001 QW. No new safety concerns were observed in Study 202, and no changes are necessary in our Phase 3 SUPPRESS trial as a result of a review of safety from Study 202. We believe these data support the continued development of CMX001 100 mg BIW as a prevention for dsDNA viral infections including AdV and CMV. We plan to discuss the results of Study 202 with the FDA to determine appropriate next steps in the development of CMX001 in pediatric and other high-risk transplant patient populations. We have submitted data for consideration at a scientific meeting in the second half of 2013, at which time we intend to release complete results from Study 202.

These data have been accepted for a late-breaker oral presentation at the upcoming 53rd Annual Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). The presentation, entitled “The First Interventional Trial for Adenovirus: Brincidofovir (CMX001) for AdV in HCT,” will occur on September 10, 2013. Following the ICAAC presentation, and review of Study 202 results with FDA, we anticipate having an updated clinical plan for CMX001 in the first half of 2014.

Update on Clinical Development Program for CMX001

•	We are on schedule to dose the first patient in our Phase 3 SUPPRESS trial before the end of the third quarter.

•	A confirmatory, second trial of CMX001 in CMV prevention is under discussion with the FDA in order to support Traditional Approval. The population under study must have a higher incidence of clinical events related to CMV reactivation, and could potentially include solid organ transplant recipients or pediatric HCT recipients. The confirmatory, second trial would usually be in progress at the time of new drug application submission for Accelerated Approval.

•	On May 29, 2013, we were informed by The Council of United States Adopted Names (USAN) that “brincidofovir” has been adopted as the generic name for CMX001.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from government grants and contracts and the receipt of up-front proceeds under our collaboration and license agreement with Merck.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods of approximately one year each, referred to as option segments. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees. We are currently performing under the first option segment of the contract during which we may receive up to a total of $5.0 million in expense reimbursement and fees. As of June 30, 2013, we had recognized revenue in aggregate of $30.9 million with respect to the base performance segment and first extension period.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	Salaries and related overhead expenses, which include stock option compensation and benefits, for personnel in research and development functions;

•	Fees paid to consultants and contract research organizations (CROs), including in connection with our preclinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;
•	Payments to third-party manufacturers, which produce, test and package our drug substance and drug product (including continued testing of process validation and stability); and

•	Costs related to legal and compliance with regulatory requirements.

From our inception through June 30, 2013, we have incurred approximately $136.3 million in research and development expenses, of which $105.4 million relates to our development of CMX001. We plan to increase our research and development expenses for the foreseeable future as we continue development of CMX001 for the prevention of CMV infection in HCT recipients and other indications and to further advance the development of our other product candidates, subject to the availability of additional funding.

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

	Six months Ended June 30,
	2013	2012
	(unaudited)
	(in thousands)
Direct research and development expense	$7,053	$11,990
Personnel costs	5,029	2,907
Indirect research and development expense	977	1,178
	$13,059	$16,075

The successful development of our clinical and preclinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with the development of our product candidates, including:

•	the uncertainty of the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
•	the potential benefits of our candidates over other therapies;
•	the ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;
•	the results of future clinical trials;
•	the timing and receipt of any regulatory approvals; and
•	the filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights, and the expense of doing so.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate in the United States, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time with respect to the development of that product candidate.

CMX001

The majority of our research and development resources are currently focused on our CMX001 Phase 3 clinical trial, SUPPRESS, and our other planned clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of CMX001 for regulatory approval in the United States and Canada. We have incurred and expect to continue to incur significant expense in connection with these efforts, including expenses related to:

•	data analysis of our Phase 2 clinical trial in patients with AdV, Study 202;
•	manufacturing to produce, test and package our drug substance and drug product for CMX001; and
•	initiation, enrollment, and conduct of our Phase 3 clinical trial, SUPPRESS.

In addition, pursuant to our contract with BARDA, we are evaluating CMX001 for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and pharmacokinetics of CMX001 in the animal models, the conduct of an open label clinical safety study for subjects with dsDNA viral infections, and the manufacture and process validation of bulk drug substance and CMX001 100 mg tablets. In June 2013, we initiated performance under the first option segment of the contract with BARDA, however, we have not yet incurred significant expenses related to this performance as the activities were minimal and start-up in nature.

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

Interest Income (Expense), Net

Interest income consists of interest earned on our cash, cash equivalents and short-term investments. We expect our interest income to increase as we invest the net proceeds from the initial public offering (IPO) of our common stock.

Interest expense consists primarily of interest accrued or paid on amounts outstanding under our Loan and Security Agreement (LSA) with Silicon Valley Bank (SVB) and MidCap Financial SBIC, LP (MidCap).

Revaluation of Warrants

In conjunction with various financing transactions, we issued warrants to purchase shares of our preferred and common stock. The underlying security of the warrants related to the Series F financing and to our term loan was redeemable at the option of the security holder. As a result, these warrants were classified as a liability and were marked-to-market at each reporting date. The fair value estimates of these warrants were determined using a Black-Scholes option-pricing model and are based, in part, on subjective assumptions. Non-cash changes in the fair value of the warrant liability were recorded as fair value adjustments to warrant liability. The final revaluation of the warrants occurred just prior to the IPO. Upon the IPO these warrants converted into warrants for common stock and therefore no longer require revaluation.

Stock-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  Total consolidated stock-based compensation expense of $2.6 million and $539,000 was recognized in the six months ended June 30, 2013 and 2012, respectively. The stock-based compensation expense recognized included expense from performance-based stock options and restricted stock units (RSUs).

Stock-based compensation expense is estimated, as of the grant date, based on the fair value of the award and is recognized as an expense over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our stock awards based on the quoted market price of our common stock.

For performance-based stock options and performance-based restricted stock units (RSUs), we begin to recognize the expense when it is deemed probable that the performance-based goal will be met. We evaluate the probability of achieving performance-based goals on a quarterly basis.

Equity instruments issued to non-employees are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2013 and 2012

The following table summarizes our results of operations for the three months ended June 30, 2013 and 2012, together with the changes in those items in dollars and percentage:

	Three Months Ended June 30,		Dollar Change	% Change
	2013	2012
	(unaudited) (in thousands)
Revenue
Contract revenue	$808	$6,205	$(5,397)	(87.0)%
Operating expenses:
Research and development	6,276	9,082	2,806	30.9%
General and administrative	2,188	1,545	(643)	(41.6)%
Loss from operations	(7,656)	(4,422)	3,234	(73.1)%
Interest expense, net	(415)	(128)	287	(224.2)%
Fair value of warrant adjustments	(4,388)	226	4,614	2,041.6%
Net loss	$(12,459)	$(4,324)	$8,135	(188.1)%

Contract Revenue

For the three months ended June 30, 2013, total revenue decreased to $808,000 compared to $6.2 million for the three months ended June 30, 2012.  The decrease of $5.4 million, or 87.0%, is related to a decline in reimbursable expenses related to our contract with BARDA, which completed its initial performance segment during the second quarter of 2013.  Activities associated with the second segment of the contract began in June 2013 but were minimal at this early stage of the performance period.

Research and Development Expenses

For the three months ended June 30, 2013, our research and development expenses decreased to $6.3 million compared to $9.1 million for the three months ended June 30, 2012.  The decrease of $2.8 million, or 30.9%, is primarily related to the completion of activities contracted to external vendors related to our BARDA contract, including expenses incurred for clinical trials, drug product manufacturing and animal studies.  These activities were associated with the completion of the initial performance period of the contract, which ended in May 2013.  Activities associated with the second segment of the contract began in June 2013 but were minimal at this early stage of the performance period.  The decrease in research and development expenses was offset by a one-time non-cash compensation expense of $1.4 million associated with the vesting of RSUs.

General and Administrative Expenses

For the three months ended June 30, 2013, our general and administrative costs increased to $2.2 million compared to $1.5 million for the three months ended June 30, 2012. The increase of $643,000, or 41.6%, is primarily related to a one-time non-cash compensation expense of $560,000 related to the vesting of RSUs upon the completion of our IPO.

Interest Expense, Net

For the three months ended June 30, 2013, our net interest expense increased to $415,000 compared to $128,000 for the three months ended June 30, 2012. The increase of $287,000 is attributable to the increased interest expense associated with the larger outstanding loan balance we had in the second quarter of 2013 compared to the second quarter of 2012 as we drew upon the second tranche of our loan in the third quarter of 2012.

Fair Value of Warrant Adjustment

Some of our outstanding warrants were deemed to be derivative instruments that required liability classification and mark-to-market accounting. As such, the applicable fair value of the warrants was determined using a two-stage, contingent claims model, resulting in the recognition of additional losses of $4.4 million and income of $226,000 for the three months ended June 30, 2013 and 2012, respectively. These losses and income are primarily due to the increased or decreased likelihood of the occurrence of a liquidity event as well as the underlying stock price. Upon the completion of our IPO, these warrants converted to common stock warrants and are no longer considered to be a derivative instrument. Consequently, these common stock warrants will not be valued at each reporting period.

 Comparison of the Six Months Ended June 30, 2013 and 2012

The following table summarizes our results of operations for the six months ended June 30, 2013 and 2012, together with the changes in those items in dollars and percentage:

	Six Months Ended June 30,		Dollar Change	% Change
	2013	2012
	(unaudited) (in thousands)
Revenue
Contract revenue	$2,579	$9,283	$(6,704)	(72.2)%
Operating expenses:
Research and development	13,059	16,075	3,016	18.8%
General and administrative	3,725	3,120	(605)	(19.4)%
Loss from operations	(14,205)	(9,912)	4,293	(43.3)%
Interest expense, net	(771)	(237)	534	(225.3)%
Fair value of warrant adjustments	(6,590)	(1,073)	5,517	(514.2)%
Net loss	$(21,566)	$(11,222)	$10,344	(92.2)%

Contract Revenue

For the six months ended June 30, 2013, total revenue decreased to $2.6 million compared to $9.3 million for the six months ended June 30, 2012.  The decrease of $6.7 million, or 72.2%, is related to a decline in reimbursable expenses related to our contract with BARDA, which completed its initial performance segment during the second quarter of 2013.  During the six months ended June 30, 2012, in connection with our performance under the BARDA contract, we were fully engaged in clinical trials, drug product manufacturing and animal studies.  Activities associated with the second segment of the contract began in June 2013 but were minimal at this early stage of the performance period.

Research and Development Expenses

For the six months ended June 30, 2013, our research and development expenses decreased to $13.1 million compared to $16.1 million for the six months ended June 30, 2012. The decrease of $3.0 million, or 18.8%, is primarily related to the decreased efforts of BARDA contracted work offset by a one-time non-cash compensation expense of $1.4 million associated with the vesting of RSU’s upon the completion of our IPO.

General and Administrative Expenses

For the six months ended June 30, 2013, our general and administrative costs increased to $3.7 million compared to $3.1 million for the six months ended June 30, 2012. The increase of $605,000, or 19.4%, is primarily related to a one-time non-cash compensation expense of $560,000 related to the vesting of RSU’s upon the completion of our IPO.

Interest Expense, Net

For the six months ended June 30, 2013, our net interest expense increased to $771,000 compared to $237,000 for the six months ended June 30, 2012. The increase of $534,000 is attributable to the increased interest expense associated with the larger outstanding loan balance we had in the six months ending June 30, 2013 compared to the six months ending June 30, 2012 as we drew upon the second tranche of our loan in the third quarter of 2012.

Fair Value of Warrant Adjustment

Some of our outstanding warrants were deemed to be derivative instruments that required liability classification and mark-to-market accounting. As such, the applicable fair value of the warrants was determined using a two-stage, contingent claims model, resulting in the recognition of additional losses of $6.6 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively. These losses are primarily due to the increased likelihood of the occurrence of a liquidity event as well as the underlying stock price. Upon the completion of our IPO, these warrants converted to common stock warrants and are no longer considered to be a derivative instrument. Consequently, these common stock warrants will not be valued at each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since our inception in 2000 and, as of June 30, 2013, we had an accumulated deficit of $147.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

Since our inception through June 30, 2013, we have funded our operations principally with $209.5 million (net of issuance costs of $10.3 million) from the sale of common stock and preferred stock and the exercise of common stock warrants, including $107.6 million in net proceeds from our IPO in April 2013, approximately $37.4 million of research funding from our various National Institute of Allergy and Infectious Diseases awards and approximately $30.9 million in revenue from our BARDA contract, debt financings totaling $21.0 million, and $17.5 million of licensing revenue under our collaboration agreement with Merck. As of June 30, 2013, we had cash and cash equivalents of approximately $123.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2013	2012
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$(13,630)	$(9,587)
Investing activities	2,036	5,853
Financing activities	107,126	363
Net increase (decrease) in cash	$95,532	$(3,371)

Operating Activities

Net cash used in operating activities of $13.6 million for the six months ended June 30, 2013 was primarily the result of our $21.6 million net loss, offset by the add-back of non-cash expenses of $6.6 million related to the revaluation of our warrant liability and $2.6 million for stock based compensation. The change in operating assets and liabilities include an increase in prepaid expenses and other current assets of $2.1 million primarily related to start-up activities of our Phase 3 SUPRESS study. Net cash used in operating activities of $9.6 million during the six months ended June 30, 2012 was primarily the result of our $11.2 million net loss, offset by the add-back of non-cash expenses of $1.1 million related to the revaluation of our warrant liability and $539,000 for stock based compensation.

Investing Activities

Net cash provided by investing activities of $2.0 million during the six months ended June 30, 2013 and $5.9 million during the six months ended June 30, 2012 was primarily the result of maturity of certain short-term investments.

Financing Activities

Net cash provided by financing activities of $107.1 million for the six months ended June 30, 2013 was primarily the result of approximately $107.6 million in net proceeds from the completion of our IPO and $1.5 million from the exercise of a warrant offset by $2.1 million in debt repayment. Net cash provided by financing activities of $0.4 million during the six months ended June 30, 2012 was primarily the result of loan proceeds from the first tranche of our loan offset by the repayment of our previous loan.

On April 16, 2013, we completed our IPO of common stock pursuant to a registration statement that was declared effective on April 10, 2013. We sold 7,320,000 shares of our common stock at a price of $14.00 per share. The underwriters exercised their over-allotment option on April 16, 2013 selling an additional 1,098,000 shares at $14.00 per share. As a result of the IPO, we raised a total of $107.6 million in net proceeds after deducting underwriting discounts and commissions of $8.2 million and offering expenses of $2.1 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the completion of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital. Upon completion of the IPO, all outstanding shares of our preferred stock were converted into 14,480,088 shares of common stock. In addition, we issued 1,076,002 shares of common stock related to the accrued accumulated Series F dividends.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our final prospectus dated April 10, 2013 filed pursuant to Rule 424(b) of the Securities Act with the SEC on April 11, 2013.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the six months ending June 30, 2013 or 2012.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2013, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities Exchange Commission (SEC), and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, CMX001. We have incurred significant net losses in each year since our inception, including net losses of approximately $21.6 million and $11.2 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we had an accumulated deficit of approximately $147.9 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	continue the development of our lead product candidate, CMX001, for the prevention of cytomegalovirus (CMV) infection in transplant recipients;
•	seek to obtain regulatory approvals for CMX001;
•	prepare for the potential commercialization of CMX001;
•	scale up manufacturing capabilities to commercialize CMX001 for any indications for which we receive regulatory approval;
•	begin outsourcing of the commercial manufacturing of CMX001 for any indications for which we receive regulatory approval;
•	establish an infrastructure for the sales, marketing and distribution of CMX001 for any indications for which we receive regulatory approval;
•	expand our research and development activities and advance our clinical programs;
•	maintain, expand and protect our intellectual property portfolio;
•	continue our research and development efforts and seek to discover additional product candidates; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development, obtain the necessary regulatory approvals and commercialize our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining favorable results for and advancing the development of CMX001, initially for the prevention of CMV in hematopoietic cell transplant (HCT) recipients, including successfully initiating and completing our Phase 3 clinical development;
•	obtaining United States and foreign regulatory approvals for CMX001;
•	launching and commercializing CMX001, including building a sales force and collaborating with third parties;
•	achieving broad market acceptance of CMX001 in the medical community and with third-party payors; and
•	generating a pipeline of product candidates.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of our product candidates is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of our product candidates is delayed because we are required by the U.S. Food and Drug Administration (FDA) to perform studies or trials in addition to those that we currently anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

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

We received net proceeds of $107.6 million from the sale of shares in our initial public offering (IPO), including the full exercise of the over-allotment option, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Based upon our current operating plan, we believe that the net proceeds from our IPO, together with our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital requirements at least through mid-2015. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA requires us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than CMX001. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds. Under our collaboration and license agreement with Merck, Sharpe & Dohme Corp. (Merck), we are entitled to receive milestone and royalty payments if specified events occur, but that agreement is terminable by Merck at any time upon 90 days written notice or, in certain circumstances, immediately upon written notice.

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

We may be required to repay the outstanding indebtedness under our loan agreement if a material adverse change occurs with respect to us, which could have a materially adverse effect on our business.*

As of June 30, 2013, we had $12.9 million of indebtedness outstanding under our loan and security agreement with Silicon Valley Bank (SVB) and Midcap Financial SBIC, LP (MidCap). Under the loan agreement, an event of default will occur if, among other things, a material adverse change in our business, operations or condition occurs, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the loan agreement occurs. An event of default would allow the lenders to, among other things, accelerate the loan and take certain action with respect to the collateral securing our obligations under the loan agreement. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others, rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result.

RISKS RELATED TO CLINICAL DEVELOPMENT AND REGULATORY APPROVAL

We depend on the success of our lead product candidate, CMX001, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, CMX001, which has completed a Phase 2 clinical trial for the prevention of CMV infection in adult HCT recipients. We plan to initiate a Phase 3 clinical trial for CMX001 for the prevention of CMV infection in adult HCT recipients. We intend to use this trial as a basis to submit a new drug application (NDA) to the FDA under the Accelerated Approval pathway seeking regulatory approval to market CMX001 in the United States and equivalent applications outside the United States. We also intend to conduct a confirmatory, second Phase 3 trial for the prevention of CMV infection in at-risk transplant recipients.  This confirmatory, second trial should have a higher likelihood of clinical events in order to fulfill the requirements for Traditional Approval for prevention of CMV infection.  Per FDA Regulations, the confirmatory second trial would usually be in progress at the time of NDA submission for Accelerated Approval.  Potential study design and patient populations for a confirmatory, second trial are under discussion with the FDA. There is no guarantee that our Phase 3 clinical trials will be completed or, if completed, will be successful. The success of CMX001 will depend on several factors, including the following:

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

We depend on the successful completion of clinical trials for our product candidates, including CMX001. The positive clinical results obtained for our product candidates in prior clinical studies may not be repeated in future clinical studies.*

Before obtaining regulatory approval for the sale of our product candidates, including CMX001, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

We have completed a Phase 2 clinical study of CMX001 for the prevention of CMV infection in HCT patients and recently completed an exploratory Phase 2 study of CMX001 as preemptive therapy for adenovirus (AdV) infection in HCT recipients. In addition, we have completed an initial Phase 1 study with CMX157. However, we have never conducted a pivotal Phase 3 clinical trial. The positive results we have seen to date in our Phase 2 clinical trial of CMX001 for the prevention of CMV in HCT patients do not ensure that later clinical trials, such as our planned Phase 3 clinical trials, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

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

We are developing our lead product candidate, CMX001, for the prevention of CMV infection in HCT recipients and we intend to initiate SUPPRESS for the prevention of CMV in high-risk HCT patients. These patients receive HCT as a potential cure or remission for many cancers and genetic disorders.

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

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. We may experience delays in clinical trials at any stage of development and testing of our product candidates. We plan to initiate SUPPRESS in the third quarter of 2013. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of subjects, or be completed on schedule, if at all.

Events which may result in a delay or unsuccessful completion of clinical trials, including our Phase 3 clinical trial for CMX001, include:

•	inability to raise funding necessary to initiate or continue a trial;
•	delays in obtaining regulatory approval to commence a trial;
•	delays in reaching agreement with the FDA on final trial design;
•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;
•	delays in reaching agreement on acceptable terms with prospective clinical research organizations (CROs) and clinical trial sites;
•	delays in obtaining required institutional review board approval at each site;
•	delays in recruiting suitable patients to participate in a trial;
•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;
•	delays caused by subjects dropping out of a trial due to side effects or otherwise;
•	clinical sites dropping out of a trial to the detriment of enrollment;
•	time required to add new clinical sites; and
•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. In the past, we have relied on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future we will continue to rely on such manufacturers for drug supply that will be used in clinical trials of our product candidates, including CMX001, and for commercialization of any of our product candidates that receive regulatory approval.

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

We have validated the drug substance production process for CMX001 at a manufacturer at a scale of 100 kg, and have validated the tablet manufacturing process at a 165 kg commercial scale. However, we are currently conducting stability studies and analyses that may reveal previously unknown impurities which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of CMX001. In the future, we may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical program and regulatory approval for CMX001, increases in our operating expenses, or failure to obtain or maintain approval for CMX001.

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

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs for CMX001 and our other product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Currently the only approved antiviral treatment for CMV in HCT patients is Cytovene® (ganciclovir), although other antivirals, such as Valcyte® (valganciclovir), Foscavir® (foscarnet), Zovirax® (acyclovir) and Vistide® (cidofovir) are used. Ganciclovir, foscarnet and cidofovir are currently generically available and we expect Valcyte to become generically available in the near-term. We are aware of several companies that are working specifically to develop drugs that would compete against CMX001, including Merck’s development of letermovir, ViroPharma Incorporated’s development of maribavir and Vical Incorporated’s and Astellas Pharma US, Inc.’s development of TransVax. Many of our competitors have substantially greater financial, technical, commercial and other resources, such as larger research and development staff, stronger intellectual property portfolios and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

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

RISKS RELATED TO OUR UNITED STATES GOVERNMENT CONTRACTS AND GRANTS

All of our immediately foreseeable future revenues to support the development of CMX001 for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.*

Substantially all of our revenues that support the development of CMX001 for the treatment of smallpox have been derived from prior government grants and our current contract with BARDA. Our contract with BARDA is for the development of CMX001 for the treatment of smallpox. It is divided into a base segment and four option segments. We completed performance under the base segment of the contract in May 2013 and are currently completing the first option segment of the contract. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of CMX001 for smallpox. We do not anticipate continuing this program without ongoing support from BARDA.

Additionally, the contract provides for reimbursement of the costs of the development of CMX001 for the treatment of smallpox that are allowable under the Federal Acquisition Regulation (FAR), plus the payment of a fixed fee. It does not include the manufacture of CMX001 for the Strategic National Stockpile. There can be no assurances that this contract will continue, that BARDA will extend the contract for additional option segments, that any such extension would be on favorable terms, or that we will be able to enter into new contracts with the United States government to support our smallpox program. Changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of CMX001 for the treatment of smallpox. In such event, BARDA is not required to continue funding our existing contract. Any such reduction in our revenues from BARDA or any other government contract could materially adversely affect our financial condition and results of operations. In addition, if we do not receive all of the funds under the BARDA contract, we anticipate that we will suspend or terminate our program for the development of CMX001 for the treatment of smallpox.

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

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive or key employee may adversely affect the progress of our research, development and commercialization objectives.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of June 30, 2013, we had 49 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize CMX001 and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of June 30, 2013, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 56.0% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The requirements of being a public company may strain our resources and divert management’s attention.*

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and The Nasdaq Global Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

Pursuant to our 2013 Equity Incentive Plan (the 2013 Plan), our management is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2013 Plan will automatically increase on January 1st each year, from January 1, 2014 through January 1, 2023, by an amount equal to 2.5% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. In addition, our board of directors may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the terms of our 2013 Employee Stock Purchase Plan (ESPP). The number of shares of our common stock reserved for issuance under our ESPP will automatically increase on January 1st each year, from January 1, 2014 through January 1, 2023, by an amount equal to the lesser of 422,535 shares or one percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2013 Plan and ESPP each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Substantially all of our existing stockholders, optionholders, restricted stock unit (RSU) holders and warrantholders are subject to lock-up agreements with the underwriters of our IPO that restrict their ability to transfer shares of our common stock or securities convertible into or exercisable or exchangeable for shares of our common stock for at least 180 days from the date of our final prospectus filed with the SEC on April 10, 2013. The lock-up agreements limit the number of shares of common stock that may be sold immediately following our IPO. As of August 1, 2013, there were 25,780,445 shares of stock outstanding. Subject to certain limitations, approximately 17,361,445 shares will become eligible for sale upon expiration of the lock-up period, as calculated and described in more detail in the “Shares Eligible for Future Sale” section of our final prospectus filed with the SEC on April 10, 2013. In addition, shares issued or issuable upon exercise of options, RSUs and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We have registered on Form S-8 all shares of common stock that are issuable under our equity compensation plans. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described in the “Underwriting” section of our final prospectus filed with the SEC on April 10, 2013.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. We believe that, with our IPO, our most recent private placement and other transactions that have occurred since 2007, we may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2013 to June 30, 2013, we issued RSUs under our 2012 Equity Incentive Plan (the 2012 Plan) pursuant to which 59,348 shares of common stock are issuable to certain of our employees and during the same period we granted stock options under the 2012 Plan to purchase 184,506 shares of common stock to certain of our employees and directors, having exercise prices ranging from $5.05 to $7.57 per share. None of these options to purchase shares of common stock have been exercised through August 1, 2013.

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

The underwriting discounts and commissions connected with the offering totaled approximately $8.2 million. We incurred additional costs of approximately $2.1 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $10.3 million. Thus, net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $107.6 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents, money market funds and government agency securities. We intend to continue to invest these funds in the future in some combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We plan to use the net proceeds from our IPO to fund clinical and research and development costs for CMX001 and for working capital and other general corporate purposes. Our expected use of net proceeds from our IPO represents our current intentions based upon our present plans and business condition. We cannot predict with certainty all of the particular uses for our current funds, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of these funds will vary depending on numerous factors, including our ability to obtain additional financing, the relative success and cost of our research, preclinical and clinical development programs, the amount and timing of additional revenues, if any, received from our collaboration and licensing agreement with Merck, whether we are able to enter into future licensing arrangements, and whether we are able to extend our agreement with BARDA. As a result, our management will have broad discretion in the application of these funds, and investors will be relying on our judgment regarding the application of the net proceeds of the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Number		Description
3.1(1)		Amended and Restated Certificate of Incorporation of Chimerix, Inc.

3.2(1)		Amended and Restated Bylaws of Chimerix, Inc.

4.1(2)		Form of Common Stock Certificate of the Registrant.

4.2(2)		Form of Warrant to Purchase Stock issued to participants in the Registrant's Series F Preferred Stock financing dated February 7, 2011.

4.3(2)		Warrant to Purchase Series F Preferred Stock issued to Silicon Valley Bank on January 27, 2012.

4.4(2)		Warrant to Purchase Series B-1 Preferred Stock issued to General Electric Capital Corporation on November 5, 2003.

4.5(2)		Amended and Restated Investor Rights Agreement dated February 7, 2011 by and among the Registrant and certain of its stockholders.

10.1	**	Contract modification No. 14, dated May 30, 2013, to the contract by and between Chimerix, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL Instance Document.

101.SCH*		XBRL Taxonomy Extension Schema Document.

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.

Number	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

**	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K, filed on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

August 14, 2013	By:	/s/ Kenneth I. Moch
Kenneth I. Moch
President and Chief Executive Officer

August 14, 2013	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary

