Form 10-Q
period 2013-09-30
CHIMERIX INC
filed 2013-11-14
CIK 1117480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 26,420,393.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHIMERIX, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$115,891	$19,906
Short-term investments, available-for-sale	1,004	9,849
Accounts receivable	190	783
Prepaid and other current assets	2,683	983
Deferred financing costs, current portion	20	33
Total current assets	119,788	31,554

Property and equipment, net of accumulated depreciation	335	407
Deposits	20	22
Deferred financing costs, less current portion	15	48
Total assets	$120,158	$32,031
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,770	$1,964
Accrued liabilities	1,601	906
Loan payable, current portion	5,597	4,753
Total current liabilities	8,968	7,623

Other long-term liabilities	345	337
Loan payable, less current portion	5,715	9,867
Redeemable convertible preferred stock warrant liability	—	7,512
Total liabilities	15,028	25,339

Redeemable convertible preferred stock	—	107,723

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 and 89,700,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; 25,974,809 and 1,533,996 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	26	3
Additional paid-in capital	259,661	—
Accumulated other comprehensive loss		(2)
Accumulated deficit	(154,557)	(101,032)
Total stockholders’ equity (deficit)	105,130	(101,031)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$120,158	$32,031

See accompanying notes to financial statements.

CHIMERIX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Contract revenue	$912	$3,411	$3,491	$12,694
Collaboration and licensing revenue	—	17,445	—	17,445

Total revenues	912	20,856	3,491	30,139

Operating expenses:
Research and development	5,319	7,748	18,379	23,823
General and administrative	2,029	1,836	5,753	4,956

(Loss) income from operations	(6,436)	11,272	(20,641)	1,360

Other expense:
Interest expense, net	(270)	(130)	(1,041)	(367)
Fair value adjustments to warrant liability	—	—	(6,590)	(1,073)

Net (loss) income	(6,706)	11,142	(28,272)	(80)

Other comprehensive gain (loss):
Unrealized gain (loss) on securities available-for-sale	1	(3)	3	4

Comprehensive (loss) income	$(6,705)	$11,139	$(28,269)	$(76)
Per share information:
Net (loss) income per common share, basic	$(0.26)	$6.70	$(3.69)	$(1.82)
Weighted-average shares outstanding, basic	25,866,109	1,529,442	16,911,592	1,524,489
Net (loss) income per common share, diluted	$(0.26)	$0.11	$(3.69)	$(1.82)
Weighted-average shares outstanding, diluted	25,866,109	52,933,956	16,911,592	1,524,489

See accompanying notes to financial statements.

CHIMERIX, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(28,272)	$(80)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	197	210
Non-cash interest expense	46	175
Amortization/accretion of premium/discount on investments	416	29
Share-based compensation costs	2,853	1,133
Fair value measurement of redeemable convertible preferred stock warrant liability	6,590	1,073
Changes in operating assets and liabilities:
Accounts receivable	593	3,155
Prepaid expenses and other current assets and deposits	(1,698)	171
Accounts payable and accrued liabilities	501	(3,093)
Net cash (used) provided in operating activities	(18,774)	2,773
Investing Activities:
Purchase of property and equipment	(125)	(120)
Purchase of short-term investments	(1,852)	—
Sales of short-term investments	750	—
Maturities of short-term investments	9,758	5,893
Net cash provided by investing activities	8,531	5,773
Financing Activities:
Proceeds from exercise of stock options	582	8
Proceeds from exercise of warrant	1,537	—
Proceeds from loan payable	—	15,000
Proceeds from initial public offering, net of offering costs	107,634	—
Debt discount	—	(75)
Repayment of loan payable	(3,525)	(2,600)
Deferred financing costs	—	(24)
Net cash provided by financing activities	106,228	12,309
Increase in cash and cash equivalents	95,985	20,855
Cash and cash equivalents, beginning of period	19,906	13,607
Cash and cash equivalents, end of period	$115,891	$34,462
Supplemental cash flow information:
Interest payments	$862	$170

See accompanying notes to financial statements.

CHIMERIX, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company committed to the discovery, development and commercialization of novel, oral antiviral therapeutics that are designed to transform patient care in areas of high unmet medical need. The Company’s proprietary lipid technology has given rise to two clinical-stage compounds, brincidofovir (CMX001) and CMX157, which have demonstrated the potential for enhanced antiviral activity and safety in convenient, orally administered dosing regimens. The Company believes that brincidofovir has the potential to be the first broad-spectrum antiviral for the prevention and treatment of clinically significant infections and diseases caused by double-stranded DNA (dsDNA) viruses. Brincidofovir has shown broad-spectrum activity against dsDNA viruses, including herpesviruses, adenoviruses and polyomaviruses. Chimerix initiated the Phase 3 SUPPRESS trial in the third quarter of 2013 for the prevention of cytomegalovirus infection in hematopoietic cell transplant recipients. The Company recently completed a Phase 2 trial of brincidofovir as a preemptive therapy for adenovirus infection. Additionally, the Company is developing brincidofovir as a medical countermeasure against smallpox under a contract from the Biomedical Advanced Research and Development Authority (BARDA). The Company’s second clinical-stage compound, CMX157, is a Phase 1 product candidate for the treatment of HIV and was licensed to Merck, Sharp & Dohme Corp. (Merck) in 2012.

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

On October 23, 2013, the Company completed an underwritten secondary public offering of 2,476,995 shares of common stock held by certain of the Company’s existing stockholders. The Company did not issue any shares of common stock and received no proceeds in connection with such offering. The principal purposes of the offering were to facilitate an orderly distribution of shares and to increase the Company’s public float.

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

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders deficit. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income or expense, net. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as long-term. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the nine months ended September 30, 2013 and the year ended December 31, 2012.

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

Accounts Receivable

Accounts receivable at September 30, 2013 and December 31, 2012 consisted of amounts billed and unbilled under the Company’s contract with BARDA. Receivables under the BARDA contract are recorded as qualifying research activities as conducted and invoices from the Company’s vendors are received. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2013
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$113,816	$113,816	$—	$—
Short-term investments	1,004	—	1,004	—

		Fair Value Measurements at December 31, 2012
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$17,687	$16,381	$1,306	$—
Short-term investments	9,849	—	9,849	—
Redeemable convertible preferred stock warrant liability	7,512	—	—	7,512

Below is a table that presents a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements (Level 3)
(in thousands)
Redeemable Convertible Preferred Stock Warrant Liability
Balance at January 1, 2012	$6,491
Issuance	174
Fair value increase recorded in other expense	847
Fair value at December 31, 2012	7,512
Fair value increase recorded in other expense	6,590
Reclassification of warrant liability to additional paid-in capital	(14,102)
Fair value at September 30, 2013	$—

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Prepaid development expenses	$2,241	$486
Deferred public offering costs	—	273
Other prepaid and other current assets	442	224
	$2,683	$983

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

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Accrued compensation	$565	$560
Accrued development expenses	568	98
Other accrued liabilities	468	248
	$1,601	$906

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through September 30, 2013, and therefore has not recorded any current provision for income taxes.

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

Basic and Dilutive Net (Loss) Income Per Share of Common Stock

Basic net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of converting redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and common stock, restricted stock and options. All undistributed earnings are allocated first to the preferred shareholders based on their contractual rights to dividends. This right is calculated on a pro rated basis for the portion of the period the preferred shares were outstanding. Any remaining undistributed earnings are allocated between preferred and common shares on a weighted average basis. Prior to the IPO, the Company had common stock and redeemable convertible preferred stock outstanding.

Therefore, for the 2012 periods presented, the Company applied the two-class method for calculating net (loss) income per share since it has issued securities, other than common stock, that contractually entitle the holder to participate in dividends and earnings of the Company. This calculation does not assume that preferred shares are converted into common shares. The undistributed earnings are allocated first to the preferred shareholders based on their contractual rights to dividends. This right is calculated on a pro rated basis for the portion of the period the preferred shares were outstanding. Any remaining undistributed earnings are allocated between preferred and common shares on a weighted average basis.

For periods in which the Company has a net loss, such as for the three months ended September 30, 2013 and the nine months ended September 30, 2013 and 2012, basic and diluted earnings per share are the same. Consequently, diluted earnings per share for these periods are not presented separately in the table below.

The computation for basic and diluted EPS was as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator for basic (loss) income per share:
Net (loss) income	$(6,706)	$11,142	$(28,272)	$(80)
Accretion of redeemable convertible preferred stock	—	(900)	(34,108)	(2,700)
Net income allocated to participating preferred shareholders	—	(4,271)	—	—
Net (loss) income attributable to common shareholders	$(6,706)	$5,971	$(62,380)	$(2,780)
Numerator for diluted income per share:
Net income		$11,142
Accretion of redeemable convertible preferred stock		(900)
Net income allocated to participating preferred shareholders		(4,271)
Net income attributable to common shareholders		$5,971
Denominator for basic and diluted loss (income) per share:
Weighted average shares for basic EPS	25,866,109	1,529,442	16,911,592	1,524,489
Weighted average effect of dilutive securities		51,404,514
Weighted average shares for diluted EPS		52,933,956
Basic EPS	$(0.26)	$6.70	$(3.69)	$(1.82)
Diluted EPS	$(0.26)	$0.11	$(3.69)	$(1.82)

Potentially dilutive securities excluded from the calculation of diluted net (loss) income per share attributable to common shareholders because to do so would be anti-dilutive were 3,253,638 and 11,304,141 for the three months ended September 30, 2013 and 2012, respectively, and 6,153,403 and 11,302,008 for the nine months ended September 30, 2013 and 2012, respectively.

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

2. Investments

The following table summarizes available-for-sale securities:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$1,004	$—	$—	$1,004
Commercial paper	—	—	—	—
Total	$1,004	$—	$—	$1,004

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$8,353	$—	$(2)	$8,351
Commercial paper	1,498	—	—	1,498
Total	$9,851	$—	$(2)	$9,849

All of the Company’s investments as of September 30, 2013 and December 31, 2012 had maturities of one year or less.

3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Lab equipment	$1,032	$958
Leasehold improvements	78	78
Computer equipment	429	393
Office furniture and equipment	227	212
	1,766	1,641
Less accumulated depreciation	(1,431)	(1,234)
	$335	$407

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

The first tranche was used to repay the remaining principal balance outstanding of $2.6 million under a previous loan. This repayment was deemed a modification of debt and therefore the remaining related deferred financing costs totaling $0.1 million remained in deferred financing costs and are being amortized over the term of the LSA through interest expense. The first tranche has an interest-only period of twelve months followed by a 30-month principal and interest amortization period with interest being charged at 8.25% per year for the full period of the LSA.

The Company met one of the financial and/or operational goals mentioned above and, in September 2012, the remaining $12.0 million was borrowed in the second tranche. The second tranche has a six-month interest-only period followed by a 32 month principal and interest amortization period with interest being charged at the same rate as the first tranche. There are certain fees in accordance with the LSA which are being recorded as discounts or other long and short-term liabilities depending on the nature of the fees. The fees are being accreted through interest expense. Approximately $34,000 and $31,000 was included in interest expense for the three months ended September 30, 2013 and 2012, respectively. Approximately $109,000 and $111,000 was included in interest expense for the nine months ended September 30, 2013 and 2012, respectively.

Concurrently with entering into the LSA, the Company also granted SVB a warrant to purchase shares of Series F preferred stock at a price of $2.045 per share equal to 2% of the aggregate amount of the advances made to the Company pursuant to the LSA, divided by the exercise price. In relation to the first tranche, the warrant became exercisable to purchase an aggregate of 29,340 shares of Series F preferred stock, and in relation to the second tranche, the warrant became exercisable to purchase an additional 117,360 shares of Series F preferred stock. As discussed in Note 1, the warrant is classified as a liability and is required to be measured at fair value. Therefore, the warrant was recorded as a debt discount at its fair value at the time of grant and accreted over the life of the LSA using the effective interest method. The subsequent re-valuation of the warrant (at fair value) resulted in no expense for the three months ended September 30, 2013 and 2012, and other expense of $171,000 and $28,000 for the nine months ended September 30, 2013 and 2012, respectively. Upon the completion of the Company’s IPO, this warrant was converted into a warrant to purchase 41,323 shares of common stock. In May 2013, SVB exercised the warrant in full and it is no longer outstanding.

5. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2018.

Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $0.4 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA. Periodic audits are required under the grant and contract agreements and certain costs may be questioned as appropriate under the agreements. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the agreements has been made as of September 30, 2013 and December 31, 2012.

6. Redeemable Convertible Preferred Stock

In February 2011, the Company issued 22,004,895 shares of $0.001 par value Series F redeemable convertible preferred stock at $2.045 per share and warrants to purchase an aggregate of 5,501,215 shares of Series F redeemable convertible preferred stock at an exercise price of $2.045 per share for proceeds of $45.0 million, less issuance costs of $0.2 million. Upon the completion of the Company’s IPO, these warrants were converted into warrants to purchase an aggregate of 1,549,628 shares of common stock at an exercise price of $7.26 per share. The warrants are exercisable at any time and expire on February 4, 2018.

In January 2012, the Company issued a warrant to SVB to purchase a number of shares of Series F redeemable convertible preferred stock at an exercise price of $2.045 per share equal to 2% of the aggregate amount of the advances made to the Company pursuant to the LSA, divided by the exercise price. Following the first and second tranches of the LSA, the warrant was exercisable to purchase an aggregate of 146,700 shares of Series F redeemable convertible preferred stock. Upon the completion of the Company’s IPO, this warrant was converted into a warrant to purchase 41,323 shares of common stock at an exercise price of $7.26 per share. In May 2013, SVB exercised the warrant in full and it is no longer outstanding.

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

Upon the completion of the Company’s IPO in April 2013, the Company’s outstanding shares of redeemable convertible preferred stock and dividends accrued on Series F redeemable convertible preferred stock were automatically converted into an aggregate of 15,556,091 shares of common stock.

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

As discussed in Note 1, the warrants exercisable for the Company’s Series F preferred stock were classified as a liability and were required to be measured at fair value. Therefore, such warrants were recorded at the full fair value with the Company’s Series F preferred stock being recorded at the residual value at the time of issuance. At each reporting date prior to the Company’s IPO, the warrants exercisable for the Company’s Series F preferred stock were recorded to fair value which was charged to other income. For the three months ended September 30, 2013 and 2012 there was no expense related to the valuation of the warrants. For the nine months ended September 30, 2013 and 2012, the Company recorded an expense of $6.4 million and $1.1 million, respectively, related to the valuation of the warrants. These amounts, coupled with the fair valuation of the warrants issued in relation to the Company’s LSA (see note 4), total to the fair value adjustments to warrant liability amount per the statements of operations and comprehensive loss.

Upon the completion of the Company’s IPO, all outstanding warrants to purchase redeemable convertible preferred stock were converted into warrants to purchase 1,613,395 shares of common stock and are no longer required to be measured at fair value. On April 16, 2013, a warrant was exercised to purchase 211,783 shares of the Company’s common stock. The Company received proceeds of $1.5 million in connection with such exercise. On May 24, 2013, a warrant was net exercised which resulted in the issuance of 37,600 shares of the Company’s common stock.

The following warrants for the purchase of common stock were issued, outstanding and exercisable at September 30, 2013:

Class	Date	Shares	Price Per Share	Expiration
Common	November 5, 2003	5,915	$5.33	November 2013
Common	February 7, 2011	1,337,845	$7.26	February 2018

7. Stockholders’ Equity (Deficit)

Common Stock

The Company’s common stock consists of 200.0 million and 89.7 million authorized shares at September 30, 2013 and December 31, 2012, respectively, and 26.0 million and 1.5 million shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.

Shares Reserved for Future Issuance

The following shares of common stock reserved for future issuances:

	September 30, 2013	December 31, 2012

Conversion of preferred stock and preferred stock warrants	—	16,093,483
Exercise of common stock warrants	1,343,760	—
Stock options issued and outstanding	2,492,940	2,593,423
Restricted Stock units outstanding	102,547	43,199
Authorized for future purchases under the 2013 Employee Stock Purchase Plan	704,225	—
Authorized for future grants under the 2013 Equity Incentive Plan	1,719,525	—
Authorized for future grants under the 2012 Equity Incentive Plan	—	427,933
	6,362,997	19,158,038

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. Initially, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan is the sum of (i) 1,408,450 shares, plus (ii) 244,717 shares, which was the number of shares reserved for issuance under the 2012 Equity Incentive Plan (the 2012 Plan) at the time the 2013 Plan became effective, plus (iii) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2012 Plan (such as upon the expiration or termination of a stock award prior to vesting). Additionally, the number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2014 and continuing through and including January 1, 2023, by 2.5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2013 Plan is 2,816,901 shares. Following the effectiveness of the 2013 Plan in April 2013, no further grants were made under the 2012 Plan.

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

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Balance, December 31, 2012	2,593,423	$2.45	7.36
Granted	241,313	9.63	—
Exercised	(217,338)	2.68	—
Expired or Canceled	(2,816)	1.56	—
Forfeited	(121,642)	2.54	—
Balance, September 30, 2013	2,492,940	$3.12	6.82
Exercisable at September 30, 2013	1,759,426	$2.25	6.03
Vested or expected to vest at September 30, 2013	2,515,820	$2.98	6.80

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The fair value of options vested and share-based compensation expense recognized are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Research and development:
Employee	$109	$68	$422	$234
Non-employee	7	28	28	59
General and administrative:
Employee	100	459	350	781
Non-employee	48	39	125	59
	$264	$594	$925	$1,133

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

A summary of activity related to the Company’s RSUs is as follows:

Number of Restricted Stock Units Outstanding
Balance, December 31, 2012	43,199
Granted	59,348
Balance, September 30, 2013	102,547

In April 2013, $1.9 million in compensation expense had been recorded as the performance criterion was met upon the completion of the Company’s IPO.

8. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2013 as the Company incurred losses for the nine month period ended September 30, 2013 and is forecasting additional losses through the 4th quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2013. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At September 30, 2013, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

9. Significant Agreements

The Regents of the University of California

In May 2002, the Company entered into a license agreement with The Regents of the University of California (UC) under which the Company obtained an exclusive, worldwide license to UC’s patent rights in certain inventions (the UC Patent Rights) related to lipid-conjugated antiviral compounds and their use, including certain patents relating to brincidofovir and CMX157. The license agreement was amended in September 2002 in order to expand the scope of the license and again in December 2010 in order to modify certain financial terms. The agreement was amended a third time in September 2011 to add additional patents related to certain metabolically stable lipid-conjugate compounds. A fourth amendment was executed in July 2012 to alter the rights and obligations of the parties in light of the Company’s current business plans. As partial consideration for the rights granted to the Company under the license agreement, the Company is required to pay certain cash milestone payments in connection with the development and commercialization of compounds that are covered by the UC Patent Rights. In connection with the development and commercialization of brincidofovir and CMX157, the Company could be required to pay UC up to an aggregate of $3.4 million in milestone payments, assuming the achievement of all applicable milestone events under the license agreement.

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

In consideration for the rights granted under the license agreement, the Company has issued UC an aggregate of 64,788 shares of common stock. As additional consideration, the Company is required to pay certain cash milestone payments in connection with the development and commercialization of compounds that are covered by the UC Patent Rights, plus certain annual fees to maintain such patents until the Company commercializes a product utilizing UC Patent Rights. In addition, upon commercialization of any product utilizing the UC Patent Rights (which would include the commercialization of brincidofovir or CMX157), the Company will be required to pay low single digit royalties on net sales of such product.

In the event the Company sublicenses a UC Patent Right the Company is obligated to pay to UC a fee, which amount will vary depending upon the size of any upfront payment the Company receives and the clinical development stage of the compound being sublicensed, but which could be up to approximately 50% of the sublicense fee in certain circumstances. With respect to brincidofovir or CMX157, the fee payable to UC will not exceed 5% and 10% of the sublicense fee, respectively. In addition, the Company will also be required to pay to UC a low single digit sublicense royalty on net sales of products that use the sublicensed UC Patent Rights, but in no event will the Company be required to pay more than 50% of the royalties it receives in connection with the relevant sublicense. Any such royalty payment will be reduced by other payments the Company is required to make to third parties until a minimum royalty has been reached.

As a result of meeting certain milestones and sublicense fees related to the license agreement, the Company recognized expenses of $0.9 million for the year ended December 31, 2012. The Company did not recognize expenses under this agreement for the three or nine months ended September 30, 2013.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. The contract has been amended several times, most recently on May 30, 2013, to extend the contract into the first option segment period of performance.

Under the contract, BARDA will reimburse the Company, plus pay a fixed fee, for the research and development of brincidofovir as a broad-spectrum therapeutic antiviral for the treatment of smallpox infections. The contract consists of an initial performance period, referred to as the base performance segment, plus up to four extension periods of approximately one year each, referred to as option segments, each of which may be exercised at BARDA’s sole discretion. The Company must complete the agreed upon milestones and deliverables in each discrete work segment before the next option segment is eligible to be exercised. Under the contract as currently in effect, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees.

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

OVERVIEW

We are a biopharmaceutical company committed to the discovery, development and commercialization of novel, oral antiviral therapeutics that are designed to transform patient care in areas of high unmet medical need. Our proprietary lipid technology has given rise to two clinical-stage lipid acyclic nucleoside phosphonates, brincidofovir (CMX001) and CMX157, which have demonstrated the potential for enhanced antiviral activity and safety in convenient, orally administered dosing regimens. We believe that brincidofovir has the potential to be the first broad-spectrum antiviral for the prevention and treatment of clinically significant infections and diseases caused by double-stranded DNA (dsDNA) viruses. Brincidofovir has shown broad-spectrum activity against dsDNA viruses, including herpesviruses, adenoviruses and polyomaviruses. We initiated the Phase 3 SUPPRESS trial in the third quarter of 2013 for the prevention of cytomegalovirus (CMV) infection in hematopoietic cell transplant (HCT) recipients. We recently completed a Phase 2 trial of brincidofovir as a preemptive therapy for adenovirus (AdV) infection. Additionally, we are developing brincidofovir as a medical countermeasure against smallpox under a contract from the Biomedical Advanced Research and Development Authority (BARDA). Our second product candidate, CMX157, an oral nucleotide analog lipid-conjugate for the treatment of HIV infection, was licensed to Merck, Sharpe & Dohme Corp. (Merck) in July 2012.

Recent Developments

•	Brincidofovir for the Prevention of CMV Infection
o	We initiated our Phase 3 SUPPRESS trial of brincidofovir for the prevention of CMV in HCT recipients, also known as bone marrow transplant recipients. CMV, a dsDNA virus, causes life-threatening infections in patients whose immune systems are compromised after receiving a transplant or other therapies. Enrollment of the planned 450 subjects is on-track to deliver pivotal data in mid-2015. Positive results from SUPPRESS would be supportive of Accelerated Approval of brincidofovir for the prevention of CMV, the first approval of an antiviral for the prevention of CMV in HCT recipients.
o	Results from Study 201, our Phase 2 study that evaluated brincidofovir for the prevention of CMV in 230 HCT recipients, were published in the September 26, 2013 issue of the New England Journal of Medicine. This publication highlights the importance of brincidofovir and its potential to change the standard of care in this area of high unmet medical need.
•	Brincidofovir as Preemptive Therapy for AdV
o	Data from Study 202, our Phase 2 study of brincidofovir as a preemptive therapy for AdV infection, were presented during an oral, late-breaker session at the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) in September 2013. The results showed potential clinical benefit in reducing progression to AdV disease and all-cause mortality. The rates of adverse events leading to discontinuation were the same between the brincidofovir and placebo cohorts, and there were no new safety findings for brincidofovir.
o	We are in discussions with key opinion leaders and the U.S. Food and Drug Administration (FDA) regarding next steps for the AdV program and brincidofovir’s overall pediatric program.
•	Issuance of Additional Composition of Matter Patent Covering Brincidofovir

o	The United States Patent and Trademark Office issued U.S Patent No. 8,569,321 to Chimerix covering a method of synthesis and a morphic form of brincidofovir. With the addition of this most recent patent, composition of matter coverage for brincidofovir in the U.S is expected to extend to August 2031.

•	Secondary Public Offering of Common Stock
o	We completed a secondary public offering of 2,476,995 shares of common stock held by certain existing stockholders on October 23, 2013. We did not issue any shares of common stock and received no proceeds in connection with this offering. The principal purposes of the offering were to facilitate an orderly distribution of shares and increase our public float.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from government grants and contracts and the receipt of up-front proceeds under our collaboration and license agreement with Merck.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods of approximately one year each, referred to as option segments. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees. We are currently performing under the first option segment of the contract during which we may receive up to a total of $5.0 million in expense reimbursement and fees. As of September 30, 2013, we had recognized revenue in aggregate of $31.8 million with respect to the base performance segment and first extension period.

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

From our inception through September 30, 2013, we have incurred approximately $147.3 million in research and development expenses, of which $115.6 million relates to our development of brincidofovir. We plan to increase our research and development expenses for the foreseeable future as we continue development of brincidofovir for the prevention of CMV infection in HCT recipients and other indications and to advance further the development of our other product candidates, subject to the availability of additional funding.

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

	Nine months Ended September 30,
	2013	2012
	(unaudited)
	(in thousands)
Direct research and development expense	$10,098	$16,711
Personnel costs	6,830	4,327
Indirect research and development expense	1,451	2,785
	$18,379	$23,823

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

Brincidofovir

The majority of our research and development resources are currently focused on our brincidofovir Phase 3 clinical trial, SUPPRESS, and our other planned clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of brincidofovir for accelerated approval in the United States and equivalent health authority approval in Canada and key European countries. We have incurred and expect to continue to incur significant expense in connection with these efforts, including expenses related to:

•	data analysis of our Phase 2 clinical trial in patients with AdV, Study 202;
•	manufacturing to produce, test and package our drug substance and drug product for brincidofovir; and
•	initiation, enrollment, and conduct of our Phase 3 clinical trial, SUPPRESS.

In addition, pursuant to our contract with BARDA, we are evaluating brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and pharmacokinetics of brincidofovir in the animal models, the conduct of an open label clinical safety study for subjects with dsDNA viral infections, and the manufacture and process validation of bulk drug substance and brincidofovir 100 mg tablets. In June 2013, we initiated performance under the first option segment of the contract with BARDA.

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

Stock-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated stock-based compensation expense of $2.9 million and $1.1 million was recognized in the nine months ended September 30, 2013 and 2012, respectively. The stock-based compensation expense recognized included expense from performance-based stock options and restricted stock units (RSUs).

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

For performance-based stock options and performance-based RSUs, we begin to recognize the expense when it is deemed probable that the performance-based goal will be met. We evaluate the probability of achieving performance-based goals on a quarterly basis.

Equity instruments issued to non-employees are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our financial statements in our registration statement on Form S-1/A (File No. 333-187145) for our IPO. There have been no material changes to our critical accounting policies and estimates of those disclosed in our registration statement on Form S-1 for our IPO.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2013 and 2012

The following table summarizes our results of operations for the three months ended September 30, 2013 and 2012, together with the changes in those items in dollars and percentage:

	Three Months Ended September 30,		Dollar Change	% Change
	2013	2012
	(unaudited) (in thousands)
Revenues:
Contract revenue	$912	$3,411	$(2,499)	(73.3)%
Collaboration and licensing revenue	—	17,445	(17,445)	*
Total revenues	912	20,856	(19,944)	(95.6)%
Operating expenses:
Research and development	5,319	7,748	(2,429)	(31.4)%
General and administrative	2,029	1,836	193	10.5%
(Loss) income from operations	(6,436)	11,272	(17,708)	(157.1)%
Interest expense, net	(270)	(130)	140	107.7%
Net (loss) income	$(6,706)	$11,142	$(17,848)	(160.2)%

*Not meaningful or not calculable.

Contract Revenue

For the three months ended September 30, 2013, contract revenue decreased to $912,000 compared to $3.4 million for the three months ended September 30, 2012. The decrease of $2.5 million, or 73.3%, is related to a decline in reimbursable expenses related to our contract with BARDA, which completed its initial performance segment during the second quarter of 2013. In the three months ended September 30, 2012, we were fully engaged in conducting Chemistry, Manufacturing and Controls (CMC) validation and pre-clinical testing, compared to the three months ending September 30, 2013, during which we conducted pre-clinical activities.

Collaboration and License Revenue

Collaboration and license fee revenue for the three months ended September 30, 2012 consisted of revenue from an upfront license payment related to our collaboration and license arrangement with Merck for the exclusive rights to CMX157. The upfront license payment was fully recognized in the quarter in which execution of the definitive agreement took place. We did not have collaboration and license revenue during the three month period ended September 30, 2013.

Research and Development Expenses

For the three months ended September 30, 2013, our research and development expenses decreased to $5.3 million compared to $7.7 million for the three months ended September 30, 2012. The decrease of $2.4 million, or 31.4%, is primarily related to the following:

•	a decrease in clinical trial expenses of $861,000 related to the completion of multiple Phase 1 and Phase 2 clinical studies in the three months period ended September 30, 2012;
•	a decrease in license fee expenses of $875,000 due to the payment of fees to UCSD associated with the exclusive license of CMX157 to Merck in July 2012; and
•	a decrease in BARDA contracted work of $546,000 related to CMC validation.

General and Administrative Expenses

For the three months ended September 30, 2013, our general and administrative costs increased to $2.0 million compared to $1.8 million for the three months ended September 30, 2012. The increase of $193,000, or 10.5%, is related to increased costs associated with operating as a publicly traded company, including legal fees, accounting fees and non-employee director compensation.

Interest Expense, Net

For the three months ended September 30, 2013, our net interest expense increased to $270,000 compared to $130,000 for the three months ended September 30, 2012. The increase of $140,000, or 107.7%, is attributable to the increased interest expense associated with the larger outstanding loan balance for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as we drew upon the second tranche of our loan late in the third quarter of 2012.

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following table summarizes our results of operations for the nine months ended September 30, 2013 and 2012, together with the changes in those items in dollars and percentage:

	Nine Months Ended September 30,		Dollar Change	% Change
	2013	2012
	(unaudited) (in thousands)
Revenues:
Contract revenue	$3,491	$12,694	$(9,203)	(72.5)%
Collaboration and licensing revenue	—	17,445	(17,445)	*
Total revenues	3,491	30,139	(26,648)	(88.4)%
Operating expenses:
Research and development	18,379	23,823	(5,444)	(22.9)%
General and administrative	5,753	4,956	797	16.1%
(Loss) income from operations	(20,641)	1,360	(22,001)	*
Interest expense, net	(1,041)	(367)	674	(183.7)%
Fair value of warrant adjustments	(6,590)	(1,073)	5,517	514.2%
Net loss	$(28,272)	$(80)	$(28,192)	*

*Not meaningful or not calculable

Contract Revenue

For the nine months ended September 30, 2013, contract revenue decreased to $3.5 million compared to $12.7 million for the nine months ended September 30, 2012. The decrease of $9.2 million, or 72.5%, is related to a decline in reimbursable expenses related to our contract with BARDA. During the nine months ended September 30, 2012, in connection with our performance under the base segment of the BARDA contract, we were fully engaged in clinical trials, drug product manufacturing and animal studies. The base segment of the BARDA contract ended in May 2013, and performance under the first option period began in June 2013. For the nine months ended September 30, 2013, we completed performance of the base segment of the BARDA contract and commenced performance under the first option segment.

Collaboration and License Revenue

Collaboration and license fee revenue for the nine months ended September 30, 2012 consisted of revenue from an upfront license payment related to our collaboration and license arrangement with Merck for the exclusive rights to CMX157. The upfront license payment was fully recognized in the quarter in which execution of the definitive agreement took place. We did not have collaboration and license revenue during the nine month period ended September 30, 2013.

Research and Development Expenses

For the nine months ended September 30, 2013, our research and development expenses decreased to $18.4 million compared to $23.8 million for the nine months ended September 30, 2012. The decrease of $5.4 million, or 22.9%, is primarily related to:

•	a decrease in BARDA contracted work of $1.6 million related to CMC and animal studies;
•	a decrease in clinical trial costs of $2.9 million related to the completion of multiple Phase 1 and Phase 2 clinical studies;
•	a decrease in license fee expenses of $875,000 due to the payment of fees to UCSD associated with the exclusive license of CMX157 to Merck in July 2012; and
•	an increase in non-cash compensation expense of $1.4 million related to the vesting of RSUs upon completion of our IPO.

General and Administrative Expenses

For the nine months ended September 30, 2013, our general and administrative costs increased to $5.8 million compared to $5.0 million for the nine months ended September 30, 2012. The increase of $707,000, or 16.1%, is related to a one-time non-cash compensation expense related to the vesting of RSUs upon the completion of our IPO and an increase in professional fees associated with operations as a public company.

Interest Expense, Net

For the nine months ended September 30, 2013, our net interest expense increased to $1.0 million compared to $367,000 for the nine months ended September 30, 2012. The increase of $674,000, or 183.7%, is attributable to the increased interest expense associated with a larger outstanding loan balance in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as we drew upon the second tranche of our loan late in the third quarter of 2012.

Fair Value of Warrant Adjustment

Some of our outstanding warrants were deemed to be derivative instruments that required liability classification and mark-to-market accounting. As such, the applicable fair value of the warrants was determined using a two-stage, contingent claims model, resulting in the recognition of additional losses of $6.6 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively. These losses are primarily due to the increased likelihood of the occurrence of a liquidity event as well as the underlying stock price. Upon the completion of our IPO, these warrants converted to common stock warrants and are no longer considered to be a derivative instrument. Consequently, these common stock warrants will not be valued at each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since our inception in 2000 and, as of September 30, 2013, we had an accumulated deficit of $154.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

Since our inception through September 30, 2013, we have funded our operations principally with $209.5 million (net of issuance costs of $10.3 million) from the sale of common stock and preferred stock and the exercise of common stock warrants, including $107.6 million in net proceeds from our IPO in April 2013, approximately $37.4 million of research funding from our various National Institute of Allergy and Infectious Diseases awards and approximately $31.8 million in revenue from our BARDA contract, debt financings totaling $21.0 million, and $17.5 million of licensing revenue under our collaboration agreement with Merck. As of September 30, 2013, we had cash, cash equivalents and short-term investments of approximately $116.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,774)	$2,773
Investing activities	8,531	5,773
Financing activities	106,228	12,309
Net increase in cash	$95,985	$20,855

Operating Activities

Net cash used in operating activities of $18.8 million for the nine months ended September 30, 2013 was primarily the result of our $28.3 million net loss, offset by the add-back of non-cash expenses of $6.6 million related to the revaluation of our warrant liability and $2.9 million for stock based compensation. The change in operating assets and liabilities includes an increase in prepaid expenses and other current assets and deposits of $1.7 million primarily related to start-up activities of our Phase 3 SUPPRESS study offset by a decrease of $593,000 in accounts receivable due to a decrease in reimbursable expenses related to our contract with BARDA and an increase in accounts payable and accrued liabilities of $500,000. Net cash provided in operating activities of $2.8 million during the nine months ended September 30, 2012 was primarily the result of our $80,000 net loss, offset by the add-back of non-cash expenses of $1.1 million related to the revaluation of our warrant liability and $1.1 million for stock based compensation.

Investing Activities

Net cash provided by investing activities of $8.5 million during the nine months ended September 30, 2013 and $5.8 million during the nine months ended September 30, 2012 was primarily the result of maturity of certain short-term investments.

Financing Activities

Net cash provided by financing activities of $106.2 million for the nine months ended September 30, 2013 was primarily the result of approximately $107.6 million in net proceeds from the completion of our IPO and $2.1 million from the exercise of stock options and a warrant offset by $3.5 million in debt repayment. Net cash provided by financing activities of $12.3 million during the nine months ended September 30, 2012 was primarily the result of loan proceeds from the first and second tranche of our loan offset by the repayment of our previous loan.

On April 16, 2013, we completed our IPO of common stock pursuant to a registration statement that was declared effective on April 10, 2013. We sold 7,320,000 shares of our common stock at a price of $14.00 per share. The underwriters exercised their over-allotment option on April 16, 2013, selling an additional 1,098,000 shares at $14.00 per share. As a result of the IPO, we raised a total of $107.6 million in net proceeds after deducting underwriting discounts and commissions of $8.2 million and offering expenses of $2.1 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the completion of the IPO. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital. Upon completion of the IPO, all outstanding shares of our preferred stock were converted into 14,480,088 shares of common stock. In addition, we issued 1,076,002 shares of common stock related to the accrued accumulated Series F dividends.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the nine months ending September 30, 2013 or 2012.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2013, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of approximately $28.3 million and $80,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had an accumulated deficit of approximately $154.6 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	continue the development of our lead product candidate, brincidofovir, for the prevention of cytomegalovirus (CMV) infection in transplant recipients;
•	seek to obtain regulatory approvals for brincidofovir;
•	prepare for the potential commercialization of brincidofovir;
•	scale up manufacturing capabilities to commercialize brincidofovir for any indications for which we receive regulatory approval;
•	begin outsourcing of the commercial manufacturing of brincidofovir for any indications for which we receive regulatory approval;
•	establish an infrastructure for the sales, marketing and distribution of brincidofovir for any indications for which we receive regulatory approval;
•	expand our research and development activities and advance our clinical programs;
•	maintain, expand and protect our intellectual property portfolio;
•	continue our research and development efforts and seek to discover additional product candidates; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

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

Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize our product candidates.*

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development, obtain the necessary regulatory approvals and commercialize our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining favorable results for and advancing the development of brincidofovir, initially for the prevention of CMV in hematopoietic cell transplant (HCT) recipients, including successfully completing Phase 3 clinical development;
•	obtaining accelerated approval in the United States for brincidofovir, initially for the prevention of CMV prevention in HCT recipients and equivalent foreign regulatory approvals for brincidofovir;
•	launching and commercializing brincidofovir, including building a sales force and collaborating with third parties;
•	achieving broad market acceptance of brincidofovir in the medical community and with third-party payors;
•	obtaining traditional approval in the United States for brincidofovir for CMV prevention; and
•	generating a pipeline of product candidates.

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

If we fail to obtain additional financing, we could be forced to delay, reduce or eliminate our product development programs, seek corporate partners for the development of our product development programs or relinquish or license on unfavorable terms, our rights to technologies or product candidates.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our clinical programs for brincidofovir.

We received net proceeds of $107.6 million from the sale of shares in our initial public offering (IPO), including the full exercise of the over-allotment option, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Based upon our current operating plan, we believe that the net proceeds from our IPO, together with our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital requirements at least through mid-2015. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA requires us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than brincidofovir. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including brincidofovir. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of our product candidates, including brincidofovir;
•	seek corporate partners for brincidofovir or any of our other product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
•	relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

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

We may be required to repay the outstanding indebtedness under our loan agreement if a material adverse change occurs with respect to us, which could have a materially adverse effect on our business.*

As of September 30, 2013, we had $11.5 million of indebtedness outstanding under our loan and security agreement with Silicon Valley Bank (SVB) and Midcap Financial SBIC, LP (MidCap). Under the loan agreement, an event of default will occur if, among other things, a material adverse change in our business, operations or condition occurs, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the loan agreement occurs. An event of default would allow the lenders to, among other things, accelerate the loan and take certain action with respect to the collateral securing our obligations under the loan agreement. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others, rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result.

RISKS RELATED TO CLINICAL DEVELOPMENT AND REGULATORY APPROVAL

We depend on the success of our lead product candidate, brincidofovir, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, brincidofovir, which has completed a Phase 2 clinical trial for the prevention of CMV infection in adult HCT recipients. In the third quarter of 2013, we initiated our Phase 3 clinical trial, known as SUPPRESS, of brincidofovir for the prevention of CMV infection in adult HCT recipients. We intend to use this trial as a basis to submit a new drug application (NDA) to the FDA under the accelerated approval pathway seeking regulatory approval to market brincidofovir in the United States and equivalent applications outside the United States. We also intend to conduct a confirmatory, second Phase 3 trial for the prevention of CMV infection in at-risk transplant recipients. This confirmatory, second trial should have a higher likelihood of clinical events in order to establish a correlation of CMV viremia (a “surrogate” endpoint) with the risk of CMV disease, and thus fulfill the requirements for traditional approval for prevention of CMV infection. Per FDA regulations, the confirmatory second trial would usually be in progress at the time of NDA submission for accelerated approval. Potential study design and patient populations for a confirmatory, second trial are under discussion with the FDA. There is no guarantee that our Phase 3 clinical trials will be completed or, if completed, will be successful. The success of brincidofovir will depend on several factors, including the following:

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize brincidofovir, which would materially harm our business.

We have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for brincidofovir.

We have never obtained regulatory approval for a drug. It is possible that the FDA may refuse to accept our NDA for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of brincidofovir. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA.

Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing brincidofovir, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for brincidofovir, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend on the successful completion of clinical trials for our product candidates, including brincidofovir. The positive clinical results obtained for our product candidates in prior clinical studies may not be repeated in future clinical studies.*

Before obtaining regulatory approval for the sale of our product candidates, including brincidofovir, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

We have completed a Phase 2 clinical study of brincidofovir for the prevention of CMV infection in HCT recipients and recently completed an exploratory Phase 2 study of brincidofovir as preemptive therapy for adenovirus (AdV) infection in HCT recipients. In addition, we have completed an initial Phase 1 study with CMX157. However, we have never conducted a pivotal Phase 3 clinical trial. The positive results we have seen to date in our Phase 2 clinical trial of brincidofovir for the prevention of CMV in HCT recipients do not ensure that later clinical trials, such as our currently enrolling Phase 3 SUPPRESS trial and any additional Phase 3 clinical trials, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

We may experience a number of unforeseen events during, or as a result of, clinical trials for our product candidates, including brincidofovir, that could adversely affect the completion of our clinical trials, including:

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

Negative or inconclusive results of our Phase 3 SUPPRESS trial of brincidofovir, or any other clinical trial we conduct, could cause the FDA to require that we repeat or conduct additional clinical studies. Despite the results reported in earlier clinical trials for brincidofovir, we do not know whether SUPPRESS or any other clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates, including brincidofovir. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including brincidofovir, may be adversely impacted.

We are developing brincidofovir to treat patients who are extremely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if they are not shown to be related to brincidofovir.*

We are developing our lead product candidate, brincidofovir, for the prevention of CMV infection in HCT recipients and recently announced initiation of dosing in the Phase 3 SUPPRESS trial for the prevention of CMV in high-risk HCT recipients. These patients receive an HCT as a potential cure or remission for many cancers and genetic disorders.

To prepare for their transplant, such patients receive a pre-transplant conditioning regimen, which involves high-dose chemotherapy and may also include radiation therapy. The conditioning regimen suppresses the patient’s immune system and/or own bone marrow in order to prevent it from attacking the newly transplanted cells. Generally, patients remain at high risk during the first 100 days following their transplant and can readily acquire infections during that period, which can be serious and even life threatening due to their weakened immune systems. As a result, it is likely that we will observe severe adverse outcomes during our Phase 3 trial for brincidofovir, including patient death. If a significant number of study subject deaths were to occur, regardless of whether such deaths are attributable to brincidofovir, our ability to obtain regulatory approval for brincidofovir may be adversely impacted and our business could be materially harmed.

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

Events which may result in a delay or unsuccessful completion of clinical trials, including our Phase 3 clinical trial for brincidofovir, include:

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

For example, due to the specialized indication and patient population being studied in our Phase 3 clinical trial of brincidofovir, the number of study sites available to us is relatively limited, and therefore enrollment of suitable patients to participate in the trial may take longer than is typical for studies involving other indications. This may result in a delay or unsuccessful completion of our Phase 3 clinical trial of brincidofovir.

If initiation or completion of any of our clinical trials for our product candidates, including our Phase 3 clinical trial of brincidofovir, are delayed for any of the above reasons, our development costs may increase, our approval process could be delayed, any periods during which we may have the exclusive right to commercialize our product candidates may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events (AEs) caused by our product candidates could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. For example, subjects enrolled in our Phase 2 clinical trials for brincidofovir have reported gastrointestinal and liver-related AEs and safety laboratory value changes. In addition, brincidofovir is related to the approved drug cidofovir (CDV), a compound which has been shown to result in significant renal toxicity and impairment following use. There is also a risk that our other product candidates may induce AEs, many of which may be unknown at this time. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates, including brincidofovir, may be negatively impacted.

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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize brincidofovir and we cannot, therefore, predict the timing of any future revenue from brincidofovir.

We cannot commercialize our product candidates, including brincidofovir, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for brincidofovir. Additional delays may result if brincidofovir is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including brincidofovir.

Even if we obtain regulatory approval for brincidofovir and our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, including brincidofovir, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, including brincidofovir, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the label for brincidofovir may be required to include a boxed warning, or “black box,” regarding brincidofovir being carcinogenic, teratogenic and impairing fertility in animal studies, as well as a contraindication in patients who have had a demonstrated clinically significant hypersensitivity reaction to brincidofovir or CDV or any component of the formulation. The brincidofovir labeling may also include warnings or black boxes pertaining to gastrointestinal or liver-related AEs or safety laboratory value changes.

Brincidofovir and our other product candidates will also be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Furthermore, promotional materials must be approved by the FDA prior to use for any drug receiving accelerated approval, the pathway we are pursuing for an initial marketing approval of brincidofovir in the United States.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize brincidofovir and our other product candidates and inhibit our ability to generate revenues.

Even if we obtain FDA approval for brincidofovir or any of our other products in the United States, we may never obtain approval for or commercialize brincidofovir or any of our other products outside of the United States, which would limit our ability to realize their full market potential.

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

Our relationships with investigators, health care professionals, consultants, third party payors and customers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.*

Healthcare providers, physicians and others play a primary role in the recommendation and prescribing of any products for which we obtain marketing approval. Our current business operations and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•	the federal healthcare anti-kickback statute which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;
•	the federal civil and criminal false claims laws and civil monetary penalties, including civil whistleblower or qui tam actions, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;
•	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly or willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, clearinghouses and healthcare providers;
•	the federal Food, Drug and Cosmetic Act (FDCA) which prohibits, among other things, the adulteration or misbranding or drugs and devices;

•	the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (collectively, the Health Care Reform Law), and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies to report to the U.S. Department of Health and Human Services information related to payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•	analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these or any other health regulatory laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses or divert our management’s attention from the operation of our business. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they also may be subject to criminal, civil or administrative sanctions, including, but not limited to, exclusions from government funded healthcare programs, which could also materially affect our business.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Modernization Act) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

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

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. In the past, we have relied on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future we will continue to rely on such manufacturers for drug supply that will be used in clinical trials of our product candidates, including brincidofovir, and for commercialization of any of our product candidates that receive regulatory approval.

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

We rely on limited sources of supply for the drug component for our lead product candidate, brincidofovir, and any disruption in the chain of supply may cause delay in developing and commercializing brincidofovir.

We are currently transferring the drug substance manufacturing process to our selected contractor that will produce the commercial supply of drug substance and are currently evaluating manufacturers to optimize tablet and suspension formulation production to meet forecasted commercial demand. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors with the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of brincidofovir. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of brincidofovir, and cause us to incur additional costs. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials for brincidofovir may be delayed, which could inhibit our ability to generate revenues.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization of brincidofovir.

We have validated the drug substance production process for brincidofovir at a manufacturer at a scale of 100 kg, and have validated the tablet manufacturing process at a 165 kg commercial scale.

However, we are currently conducting stability studies and analyses that may reveal previously unknown impurities which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of brincidofovir. In the future, we may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical program and regulatory approval for brincidofovir, increases in our operating expenses, or failure to obtain or maintain approval for brincidofovir.

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

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs for brincidofovir and our other product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the FDA’s guidance, which follows the International Conference on Harmonization Good Clinical Practice (ICH GCP), which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces the ICH GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with the ICH GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. For example, upon inspection, the FDA may determine that our Phase 3 clinical trial for brincidofovir, SUPPRESS, does not comply with the ICH GCP. In addition, our Phase 3 clinical trials for brincidofovir will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of brincidofovir. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat these Phase 3 clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize brincidofovir or our other product candidates. As a result, our financial results and the commercial prospects for brincidofovir and any other product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

RISKS RELATED TO COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

The commercial success of brincidofovir and our other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients and health care payors.

If any of our product candidates, including brincidofovir, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including brincidofovir, will depend on a number of factors, including:

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

If any of our product candidates, including brincidofovir, is approved but does not achieve an adequate level of acceptance by physicians, patients and health care payors, we may not generate sufficient revenue and we may not become or remain profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including brincidofovir, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our product candidates outside of the United States, including for brincidofovir. We intend to build our own sales force and to commercialize brincidofovir, but we will also consider the option to enter into strategic partnerships for our product candidates in the United States.

Our strategy for brincidofovir is to develop a hospital-directed sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payors in the United States. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales, including sales of brincidofovir, will be adversely affected.

Building an internal sales force involves many challenges, including:

•	recruiting and retaining talented people;
•	training employees that we recruit;
•	setting the appropriate system of incentives;
•	managing additional headcount; and
•	integrating a new business unit into an existing corporate architecture.

If we are unable to build our own sales force or negotiate a strategic partnership for the commercialization of brincidofovir in the United States, we may be forced to delay the potential commercialization of brincidofovir, reduce the scope of our sales or marketing activities for brincidofovir or undertake the commercialization activities for brincidofovir at our own expense. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring brincidofovir to market or generate product revenue.

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

If our product candidates are approved for commercialization, we intend to enter into agreements with third parties to market those product candidates outside the United States, including for brincidofovir. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

Currently the only approved antiviral treatment for CMV in HCT patients is Cytovene® (ganciclovir), although other antivirals, such as Valcyte® (valganciclovir), Foscavir® (foscarnet), Zovirax® (acyclovir) and Vistide® (cidofovir) are used. Ganciclovir, foscarnet and cidofovir are currently generically available and we expect Valcyte to become generically available in the near-term. We are aware of several companies that are working specifically to develop drugs that would compete against brincidofovir for the prevention or treatment of CMV, including Merck’s development of letermovir, ViroPharma Incorporated’s development of maribavir and Vical Incorporated’s and Astellas Pharma US, Inc.’s development of ASP0113 (TransVax). Many of our competitors have substantially greater financial, technical, commercial and other resources, such as larger research and development staff, stronger intellectual property portfolios and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than brincidofovir or any other drug candidate that we are currently developing or that we may develop.

We will face competition from other drugs currently approved or that will be approved in the future for the same indications. Therefore, our ability to compete successfully will depend largely on our ability to:

•	discover and develop medicines that are superior to other products in the market;
•	demonstrate through our clinical trials that our product candidates, including brincidofovir, is differentiated from existing and future therapies;
•	attract qualified scientific, product development and commercial personnel;
•	obtain patent and/or other proprietary protection for our medicines and technologies;
•	obtain required regulatory approvals;
•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines; and
•	negotiate competitive pricing and reimbursement with third-party payors.

The availability of our competitors’ products could limit the demand, and the price we are able to charge, for brincidofovir and any other product candidate we develop. We will not achieve our business plan if the acceptance of brincidofovir is inhibited by price competition or the reluctance of physicians to switch from existing drug products to brincidofovir, or if physicians switch to other new drug products or choose to reserve brincidofovir for use in limited circumstances. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, financial condition and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates, including brincidofovir, less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business.

Hospital formulary approval and reimbursement may not be available for brincidofovir and our other product candidates, which could make it difficult for us to sell our products profitably.*

Obtaining hospital formulary approval can be an expensive and time consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell our product candidates, including brincidofovir, into our target markets. Failure to obtain timely formulary approval will limit our commercial success.

Furthermore, market acceptance and sales of brincidofovir, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. We cannot be sure that reimbursement will be available for brincidofovir, or any other product candidates.

Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize brincidofovir, or any other product candidates that we develop.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future products profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future products, following approval. The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including brincidofovir. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of brincidofovir and any other product candidate that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payors for any of our product candidates, including brincidofovir, could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against brincidofovir, CMX157 and other product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability, scope or ownership, which may result in such patents, or our rights to such patents, being narrowed or invalidated.

Furthermore, even if they are unchallenged, our patents and patent applications, may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold or license with respect to brincidofovir and CMX157 fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable, will go unthreatened by third parties or will adequately protect our products and product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market brincidofovir and CMX157 under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to brincidofovir, CMX157 or our other product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license it from the prevailing party, which may not be possible.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of brincidofovir and CMX157 and/or our other product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

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

We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we rely on an exclusive license to certain patents, proprietary technology and know-how from The Regents of the University of California (UC), which we believe cover brincidofovir and CMX157. If we fail to comply with our obligations under our agreement with UC or our other license agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the UC license, brincidofovir and CMX157, which would have a materially adverse effect on our business.

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

RISKS RELATED TO OUR UNITED STATES GOVERNMENT CONTRACTS AND GRANTS

All of our immediately foreseeable future revenues to support the development of brincidofovir for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.*

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We completed performance under the base segment of the contract in May 2013 and are currently performing under the first option segment of the contract. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segment is completed. We do not anticipate continuing this program without ongoing support from BARDA.

Additionally, the contract provides for reimbursement of the costs of the development of brincidofovir for the treatment of smallpox that are allowable under the Federal Acquisition Regulation (FAR), plus the payment of a fixed fee. It does not include the manufacture of brincidofovir for the Strategic National Stockpile. There can be no assurances that this contract will continue, that BARDA will extend the contract for additional option segments, that any such extension would be on favorable terms, or that we will be able to enter into new contracts with the United States government to support our smallpox program. Changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the discovery and development of brincidofovir for the treatment of smallpox. In such event, BARDA is not required to continue funding our existing contract. Any such reduction in our revenues from BARDA or any other government contract could materially adversely affect our financial condition and results of operations. In addition, if we do not receive all of the funds under the BARDA contract, we anticipate that we will suspend or terminate our program for the development of brincidofovir for the treatment of smallpox.

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

Agreements with government agencies may lead to claims against us under the Federal False Claims Act, and these claims could result in substantial fines and other penalties.*

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our BARDA contract is subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the Federal Civil False Claims Act (False Claims Act). The False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false record or statement material to a false or fraudulent claim paid or approved by the government. Under the False Claims Act’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the U.S. government has increased due in part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The False Claims Act provides for treble damages and up to $11,000 per false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of September 30, 2013, we had 52 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize brincidofovir and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

The use of our product candidates, including brincidofovir, in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;
•	withdrawal of participants from our clinical studies;
•	significant costs to defend the related litigation and related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	inability to commercialize our product candidates, including brincidofovir; and
•	decreased demand for our product candidates, if approved for commercial sale.

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

Prior to our recently completed IPO, there was no public market for our common stock. The trading price of our common stock is likely to be volatile for the foreseeable future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	results of clinical trials of our product candidates or those of our competitors;
•	any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
•	failure to successfully develop and commercialize our product candidates, including brincidofovir;
•	inability to obtain additional funding;

•	regulatory or legal developments in the United States and other countries applicable to our product candidates;
•	adverse regulatory decisions;
•	changes in the structure of healthcare payment systems;
•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	changes in the market valuations of similar companies;
•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	significant lawsuits (including patent or stockholder litigation), and disputes or other developments relating to proprietary rights (including patents, litigation matters and our ability to obtain patent protection for our technologies);
•	additions or departures of key scientific or management personnel;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

In addition, the stock market in general, and The Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of September 30, 2013, and after giving effect to the sale of shares by certain of our stockholders in our recently completed secondary public offering, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 48.9% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in the Company’s final prospectus filed with the Securities and Exchange Commission on April 10, 2013 and our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (a) December 31, 2018, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (d) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. *

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

A substantial number of our existing stockholders, optionholders, restricted stock unit (RSU) holders and warrantholders are subject to lock-up agreements with the underwriters of our recently completed secondary public offering that restrict their ability to transfer shares of our common stock or securities convertible into or exercisable or exchangeable for shares of our common stock for at least 90 days from the date of our final prospectus filed with the SEC on October 18, 2013.

The lock-up agreements limit the number of shares of common stock that may be sold immediately following our secondary public offering. As of November 1, 2013, there were 26,420,393 shares of stock outstanding. Subject to certain limitations, approximately 12,449,849 shares will become eligible for sale upon expiration of the lock-up period, as calculated and described in more detail in the “Shares Eligible for Future Sale” section of our final prospectus filed with the SEC on October 18, 2013. In addition, shares issued or issuable upon exercise of options, RSUs and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 90-day lock-up arrangement described above. At any time after 90 days following our recently completed secondary public offering holders of the registrable securities then outstanding, will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We have registered on Form S-8 all shares of common stock that are issuable under our equity compensation plans. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described in the “Underwriting” section of our final prospectus filed with the SEC on October 18, 2013.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. We believe that, with our recent secondary public offering, our IPO, our most recent private placement and other transactions that have occurred since 2007, we may have triggered an ownership change limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2013 to September 30, 2013, we issued RSUs under our 2012 Equity Incentive Plan (the 2012 Plan) pursuant to which 59,348 shares of common stock are issuable to certain of our employees and during the same period we granted stock options under the 2012 Plan to purchase 184,506 shares of common stock to certain of our employees and directors, having exercise prices ranging from $5.05 to $7.57 per share. None of these options to purchase shares of common stock have been exercised through September 30, 2013.

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

Initial Public Offering

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

Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents, money market funds and government agency securities. We intend to continue to invest these funds in the future in some combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We plan to use the net proceeds from our IPO to fund clinical and research and development costs for brincidofovir and for working capital and other general corporate purposes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Chimerix, Inc.

3.2(1)	Amended and Restated Bylaws of Chimerix, Inc.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Form of Warrant to Purchase Stock issued to participants in the Registrant's Series F Preferred Stock financing dated February 7, 2011.

4.3(2)	Warrant to Purchase Series F Preferred Stock issued to Silicon Valley Bank on January 27, 2012.

4.4(2)	Amended and Restated Investor Rights Agreement dated February 7, 2011 by and among the Registrant and certain of its stockholders.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Number	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K, filed on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

November 14, 2013	By:	/s/ Kenneth I. Moch
Kenneth I. Moch
President and Chief Executive Officer

November 14, 2013	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary

