Form 10-Q
period 2014-03-31
CHIMERIX INC
filed 2014-05-09
CIK 1117480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 26,965,570.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHIMERIX, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$37,421	$109,976
Short-term investments, available-for-sale	62,500	—
Accounts receivable	89	248
Prepaid and other current assets	1,691	2,765
Deferred financing costs, current portion	20	20
Total current assets	101,721	113,009

Property and equipment, net of accumulated depreciation	387	338
Deposits	32	30
Deferred financing costs, less current portion	13	10
Total assets	$102,153	$113,387
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,806	$2,214
Accrued liabilities	1,894	2,420
Loan payable, current portion	5,590	5,573
Total current liabilities	9,290	10,207

Other long-term liabilities	350	347
Loan payable, less current portion	2,889	4,294
Total liabilities	12,529	14,848

Stockholders’ equity:

Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2014 and December 31, 2013; 26,932,607 and 26,664,972 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	27	26
Additional paid-in capital	262,739	261,243
Accumulated other comprehensive loss	(32)	—
Accumulated deficit	(173,110)	(162,730)
Total stockholders’ equity	89,624	98,539
Total liabilities and stockholders’ equity	$102,153	$113,387

See accompanying notes to financial statements.

CHIMERIX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
Contract revenue	$780	$1,771

Total revenues	780	1,771

Operating expenses:
Research and development	8,292	6,783
General and administrative	2,672	1,536

Loss from operations	(10,184)	(6,548)

Other expense:
Interest expense, net	(196)	(356)
Fair value adjustments to warrant liability	—	(2,203)

Net loss	(10,380)	(9,107)

Other comprehensive loss:
Unrealized loss on securities available-for-sale	(32)	(1)

Comprehensive loss	$(10,412)	$(9,108)
Net loss	$(10,380)	$(9,107)
Accretion of redeemable convertible preferred stock	—	(25,525)
Net loss attributable to common stockholders	(10,380)	(34,632)

Per share information:
Net loss per common share, basic and diluted	$(0.39)	$(22.58)
Weighted-average shares outstanding, basic and diluted	26,762,264	1,534,016

See accompanying notes to financial statements.

CHIMERIX, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(10,380)	$(9,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50	68
Non-cash interest expense	42	65
Amortization/accretion of premium/discount on investments	108	74
Share-based compensation costs	772	265
Deferred lease obligation	3
Fair value measurement of redeemable convertible preferred stock warrant liability	—	2,203
Changes in operating assets and liabilities:
Accounts receivable	159	(445)
Prepaid expenses and other current assets and deposits	1,064	(722)
Accounts payable and accrued liabilities	(934)	1,554
Net cash used by operating activities	(9,116)	(6,045)
Investing activities:
Purchase of property and equipment	(99)	(52)
Purchase of short-term investments	(62,640)	(1,853)
Maturities of short-term investments	—	750
Net cash used by investing activities	(62,739)	(1,155)
Financing activities:
Proceeds from exercise of stock options	496	8
Proceeds from employee stock purchase plan issuance	229	—
Repayment of loan payable	(1,425)	(675)
Net cash used by financing activities	(700)	(667)
Decrease in cash and cash equivalents	(72,555)	(7,867)
Cash and cash equivalents, beginning of period	109,976	19,906
Cash and cash equivalents, end of period	$37,421	$12,039
Supplemental cash flow information:
Interest payments	$198	$44

See accompanying notes to financial statements.

CHIMERIX, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals to address unmet medical needs. The Company was founded in 2000 based on the promise of its proprietary lipid technology to unlock the potential of some of the most potent antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administered dosing regimens. Based on the Company’s lipid technology, its lead compound, brincidofovir (CMX001), is in Phase 3 clinical development, its second compound, CMX157, was licensed to Merck Sharp & Dohme Corporation (Merck) after completing a Phase 1 study, and the Company has an active discovery program focusing on viral targets for which no therapies are currently available.

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

On April 10, 2013, the Company completed the initial public offering (IPO) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold an aggregate of 7,320,000 shares of common stock under the registration statement at a public offering price of $14.00 per share. Net proceeds were approximately $93.3 million, after deducting underwriting discounts and commissions of $7.1 million and offering expenses of $2.1 million. Upon the completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock and dividends accrued on Series F redeemable convertible preferred stock were converted into 15,556,091 shares of common stock and all outstanding warrants to purchase redeemable convertible preferred stock were converted into warrants to purchase 1,613,395 shares of common stock. On April 16, 2013, the underwriters exercised the full over-allotment option pursuant to which the Company sold an additional 1,098,000 shares of common stock at $14.00 per share. Net proceeds from the over-allotment shares were approximately $14.3 million after deducting underwriting discounts and commissions of $1.1 million.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. The preparation of the Company’s financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Although these estimates are based on knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

The accompanying interim financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with GAAP on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented herein. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Interim operating results are not necessarily indicative of operating results for the full year.

Reclassifications

In certain instances, amounts previously reported in the Company’s 2013 financial statements have been reclassified to conform to the Company’s 2014 financial statement presentation. Such reclassifications had no effect on net loss or stockholders’ equity as previously reported.

Cash and Cash Equivalents

The Company considers any highly liquid instrument with an original maturity of three months or less at acquisition to be a cash equivalent. Cash equivalents consist of money market accounts.

Investments

Investments consist primarily of corporate bonds, commercial paper and certificates of deposit. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the probability of loss.

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders equity. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income or expense, net. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the three months ended March 31, 2014 and the year ended December 31, 2013.

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

Accounts Receivable

Accounts receivable at March 31, 2014 and December 31, 2013 consisted of amounts billed and unbilled under the Company’s contract with the Biomedical Advanced Research and Development Authority (BARDA). Receivables under the BARDA contract are recorded as qualifying research activities as conducted and invoices from the Company’s vendors are received. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following table presents information about certain assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2014
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$36,509	$28,560	$7,949	$—
Short-term investments	62,500	—	62,500	—

		Fair Value Measurements at December 31, 2013
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$107,349	$107, 349	$—	$—

  Short-term investments consist of corporate bonds, commercial paper and certificates of deposit.

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Prepaid development expenses	$1,086	$2,433
Interest receivable	341	—
Other prepaid and other current assets	264	332
	$1,691	$2,765

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

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Accrued compensation	$1,106	$1,779
Accrued development expenses	594	350
Other accrued liabilities	194	291
	$1,894	$2,420

Revenue Recognition

The Company’s revenues generally consist of contract revenue – revenue generated under federal contracts. Revenues are recognized when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

Clinical Trial Accruals/Prepaids

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. Depending on amounts paid to the contract research organization and other third-party vendors as compared to actual expenses incurred, there might be a prepaid balance recorded as a prepaid asset. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2014, there had been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through March 31, 2014, and therefore has not recorded any current provision for income taxes.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of converting redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and common stock, restricted stock and options. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of redeemable convertible preferred stock and warrants to purchase redeemable convertible preferred stock, and options outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three months ended March 31, 2014 and 2013.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of converting redeemable convertible preferred stock, warrants to purchase convertible preferred stock and options to purchase common stock, as the impact of such items are anti-dilutive during periods of net loss. Shares excluded from the calculations were 3,100,454 and 11,511,182 for the three months ended March 31, 2014 and 2013, respectively.

Segments

The Company operates in only one segment. The chief operating decision-maker, who is the Company’s Chief Executive Officer, and management use cash flows as the primary measure to manage the business and do not segment the business for internal reporting or decision making.

Impact of Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, “Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryfoward, a Similar Tax Loss, or a Tax Credit Carryfoward Exists (a consensus of the FASB Emerging Issues Taskforce)” (ASU 2013-11). Beginning January 1, 2014, the date this regulation became effective on us, the Company adopted the provisions of ASU 2013-11 related to presentation of an unrecognized tax benefit when a net operating loss carryfoward, a similar tax benefit, or a tax credit carryfoward exists. Adoption of ASU 2013-11 did not have a material impact on the Company’s financial statements.

2. Investments

The following table summarizes available-for-sale securities:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$35,258	$1	$(27)	$35,232
Commercial paper	22,474	1	—	22,475
Certificates of deposit	4,800	—	(7)	4,793
Total	$62,532	$2	$(34)	$62,500

The Company had no short or long-term investments at December 31, 2013. All of the Company’s investments as of March 31, 2014 had maturities of one year or less.

3. Property and Equipment

Property and equipment consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Lab equipment	$904	$873
Leasehold improvements	117	78
Computer equipment	352	324
Office furniture and equipment	223	222
	1,596	1,497
Less accumulated depreciation	(1,209)	(1,159)
	$387	$338

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

The Company met one of the financial and/or operational goals mentioned above and, in September 2012, the remaining $12.0 million was borrowed in the second tranche. The second tranche has a six-month interest-only period followed by a 32 month principal and interest amortization period with interest being charged at the same rate as the first tranche. There are certain fees in accordance with the LSA which are being recorded as discounts or other long and short-term liabilities depending on the nature of the fees. The fees are being accreted through interest expense. Approximately $27,000 and $38,000 was included in interest expense for the three months ended March 31, 2014 and 2013, respectively.

Concurrently with entering into the LSA, the Company also granted SVB a warrant to purchase shares of Series F preferred stock. Upon the completion of the Company’s IPO, this warrant was converted into a warrant to purchase 41,323 shares of common stock. In May 2013, SVB exercised the warrant in full and it is no longer outstanding.

5. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2018.

Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA. Periodic audits are required under the grant and contract agreements and certain costs may be questioned as appropriate under the agreements. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the agreements has been made as of March 31, 2014 and December 31, 2013.

6. Stockholders’ Equity

Common Stock

The Company’s common stock consists of 200.0 million shares authorized at March 31, 2014 and December 31, 2013, respectively, and 26.9 million and 26.7 million shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.

Shares Reserved for Future Issuance

The following shares of common stock reserved for future issuances:

	March 31, 2014	December 31, 2013

Preferred stock	—	—
Exercise of common stock warrants	1,337,845	1,337,845
Stock options issued and outstanding	2,446,246	1,946,823
Authorized for future purchases under the Company’s 2013 Employee Stock Purchase Plan	956,690	704,225
Authorized for future grants under the Company’s 2013 Equity Incentive Plan	1,595,682	1,681,932
	6,336,463	5,670,825

Warrants

Upon the completion of the Company’s IPO, all outstanding warrants to purchase redeemable convertible preferred stock were marked to market resulting in a $2.2 million fair value adjustment for the three months ended March 31, 2013. The warrants were then converted into warrants to purchase 1,613,395 shares of common stock and were no longer required to be measured at fair value. On April 16, 2013, a warrant was exercised to purchase 211,783 shares of the Company’s common stock. The Company received proceeds of $1.5 million in connection with such exercise. On May 24, 2013, a warrant was net exercised which resulted in the issuance of 37,600 shares of the Company’s common stock. On November 5, 2013, a warrant was net exercised which resulted in the issuance of 3,906 shares of the Company’s common stock.

The following warrants for the purchase of common stock were issued, outstanding and exercisable at March 31, 2014:

Class	Date	Shares	Price Per Share	Expiration
Common	February 7, 2011	1,337,845	$7.26	February 2018

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. Initially, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan is the sum of (i) 1,408,450 shares, plus (ii) 244,717 shares, which was the number of shares reserved for issuance under the 2012 Equity Incentive Plan (the 2012 Plan) at the time the 2013 Plan became effective, plus (iii) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2012 Plan (such as upon the expiration or termination of a stock award prior to vesting). Additionally, the number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2014 and continuing through and including January 1, 2023, by 2.5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2013 Plan is 2,816,901 shares. Following the effectiveness of the 2013 Plan in April 2013, no further grants were made under the 2012 Plan. On January 1, 2014, the common stock reserved for issuance under the 2013 Plan was automatically increased by 666,624 shares.

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

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward the Company’s success and that of its affiliates. The ESPP authorizes the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. On January 1, 2014, the common stock reserved for issuance under the ESPP was automatically increased by 266,649 shares.

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Balance, December 31, 2013	1,946,823	$3.54	7.03
Granted	754,620	18.39	—
Exercised	(253,451)	1.96	—
Forfeited	(1,746)	2.35	—
Balance, March 31, 2014	2,446,246	$8.29	7.90
Exercisable at March 31, 2014	1,135,239	$2.93	6.41
Vested or expected to vest at March 31, 2014	2,406,254	$8.21	7.88

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. The fair value of options vested and share-based compensation expense recognized are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Research and development:
Employee	$303	$107
Non-employee	—	16
General and administrative:
Employee	366	142
Non-employee	—	—
	$669	$265

Employee Stock Purchase Plans

The Company has reserved a total of 970,874 shares of common stock to be purchased under the ESPP, of which 956,690 shares remain available for purchase at March 31, 2014. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning price or 85% of the ending price during each six-month purchase interval. The Company issued 14,184 shares of common stock pursuant to the ESPP during the three months ended March 31, 2014. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. For the three months ended March 31, 2014, $0.1 million was recorded. There was no compensation expense recorded for the three months ended March 31, 2013 since the ESPP was not active during that period.

7. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2014 as the Company incurred losses for the three month period ended March 31, 2014 and is forecasting additional losses through the 4th quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2014. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At March 31, 2014, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

8. Significant Agreements

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

The Company did not recognize expenses under this agreement for the three months ended March 31, 2014 or the year ended December 31, 2013.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the development of brincidofovir as a medical countermeasure in the event of a smallpox release. The contract has been amended several times, most recently on April 10, 2014, to extend the first option segment until August 31, 2014.

Under the contract, BARDA will reimburse the Company, plus pay a fixed fee, for the research and development of brincidofovir as a treatment of smallpox infections. The contract consists of an initial performance period, referred to as the base performance segment, plus up to four extension periods of approximately one year each, referred to as option segments, each of which may be exercised at BARDA’s sole discretion. The Company must complete the agreed upon milestones and deliverables in each discrete work segment before the next option segment is eligible to be exercised. Under the contract as currently in effect, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees.

The Company is currently performing under the first option segment of the contract during which the Company may receive up to a total of $5.3 million in expense reimbursement and fees. In April 2014, the Company and BARDA extended the term of the first option segment to a period of 15 months, currently scheduled to end on August 31, 2014.

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

9. Subsequent Event

Kenneth I. Moch, the Company’s Chief Executive Officer, resigned on April 9, 2014. The Company entered into a severance agreement with the former CEO that provides for severance benefits to him in connection with his resignation. Under the severance agreement, he will receive the benefits to which he would have been entitled under the amended severance plan upon a termination without cause. These benefits are (i) continued payment of his base salary for fifteen months following his separation date (the “Severance Period”), (ii) payment of COBRA benefits for the Severance Period and (iii) accelerated vesting of all of his outstanding stock options as if he had continued service over the Severance Period. In addition, Mr. Moch will have until December 31, 2014 to exercise his vested stock options. The continued payment of Mr. Moch’s base salary for fifteen months will amount to approximately $0.6 million, which will be expensed through general and administrative expense on the date of his resignation. The acceleration of vesting of Mr. Moch’s outstanding stock options as if he had completed service for the severance period and the extension of the period in which to exercise his options each represents a modification of his option award. The expense related to these modifications will be recorded to general and administrative expense on the resignation date. The amount of expense related to the modifications is in the process of being analyzed by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014. Past operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW

Chimerix is biopharmaceutical company dedicated to discovery, developing and commercializing novel, oral antivirals to address unmet medical needs. We were founded in 2000 based on the promise of our proprietary lipid technology to unlock the potential of some of the most potent antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administrated drug regimens. Based on our lipid technology, our lead compound, brincidofovir (CMX001) is in Phase 3 clinical development, our second compound, CMX157, was licensed to Merck, Sharpe & Dohme Corp. (Merck) after completing a Phase 1 study and we have an active discovery program focusing on viral targets for which no therapies are currently available.

 RECENT DEVELOPMENTS

•	Appointment of M. Michelle Berrey as Chief Executive Officer
o	On April 9, 2014, our Board of Directors appointed M. Michelle Berrey, M.D., M.P.H. to the position of President and Chief Executive Officer. In addition, Dr. Berrey will continue to serve as our Chief Medical Officer. Dr. Berrey succeeds Kenneth I. Moch as Chief Executive Officer following his resignation from that role to pursue other interests.

•	Brincidofovir for the Prevention of CMV Infection
o	Enrollment of subjects is ongoing in our Phase 3 SUPPRESS trial of brincidofovir for the prevention of CMV in HCT recipients. CMV, a dsDNA virus in the herpes virus family, causes life-threatening infections in patients whose immune systems are compromised after receiving a transplant or other therapies. Enrollment of the planned 450 subjects is on track to deliver pivotal data in mid-2015. Positive results from SUPPRESS would be used to support accelerated approval of brincidofovir for the prevention of CMV, the first approval of an antiviral for the prevention of CMV in HCT recipients.

•	Brincidofovir for the treatment of AdV Infection
o	In March 2014, we initiated a pilot open-label study of brincidofovir for the treatment of AdV infections in immunocompromised pediatric and adult patients. The final study design for the Phase 3 study is anticipated in the second half of 2014, and is likely to include evaluation of two durations of brincidofovir therapy for the treatment of disseminated adenovirus infection. We are in discussions with the U.S. Food and Drug Administration (FDA) regarding the design of a Phase 3 study that would include patients similar to those participating in this pilot trial and which could provide data to support the marketing application of brincidofovir for treatment of disseminated adenovirus infections.

o	We remain in discussions with key advisors and the FDA regarding next steps for the AdV program and brincidofovir’s overall pediatric program.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from government grants and contracts and the receipt of up-front proceeds under our collaboration and license agreement with Merck.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods of approximately one year each, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at Chimerix’s discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees. We are currently performing under the first option segment of the contract during which we may receive up to a total of $5.3 million in expense reimbursement and fees which is scheduled to end in August 2014. As of March 31, 2014, we had recognized revenue in aggregate of $33.5 million with respect to the base performance segment and first extension period. For the three months ended March 31, 2014, we recognized $780,000 with respect to the BARDA contract.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of our product candidates. Our research and development expenses consist primarily of:

•	Fees paid to consultants and contract research organizations (CROs), including in connection with our preclinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;
•	Salaries and related overhead expenses, which include stock option compensation and benefits, for personnel in research and development functions;
•	Payments to third-party manufacturers, which produce, test and package our drug substance and drug product (including continued testing of process validation and stability); and
•	Costs related to legal and compliance with regulatory requirements; and
•	License fees for and milestone payments related to license products and technologies.

From our inception through March 31, 2014, we have incurred approximately $161.9 million in research and development expenses, of which $129.9 million relates to our development of brincidofovir. We plan to increase our research and development expenses for the foreseeable future as we continue development of brincidofovir for the prevention of CMV infection in HCT recipients, for the treatment of AdV infections, and for other indications and to advance the development of our other product candidates, subject to the availability of additional funding.

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

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in thousands)
Direct research and development expense	$5,018	$4,461
Personnel costs	2,632	1,784
Indirect research and development expense	642	538
	$8,292	$6,783

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

Brincidofovir

The majority of our research and development resources are currently focused on our Phase 3 trial of brincidofovir for prevention of CMV in HCT recipients, SUPPRESS, our recently initiated pilot study of brincidofovir as a treatment for AdV, and our other planned clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of brincidofovir for approval in the United States and equivalent health authority approval in Canada and key European countries. We have incurred and expect to continue to incur significant expense in connection with these efforts, including expenses related to:

•	manufacturing to produce, test and package our drug substance and drug product for brincidofovir;
•	initiation, enrollment, and conduct of our Phase 3 clinical trial, SUPPRESS;
•	initiation, enrollment, and conduct of our study of brincidofovir for the treatment of AdV.

In addition, pursuant to our contract with BARDA, we are evaluating brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and pharmacokinetics of brincidofovir in the animal models, the conduct of an open label clinical safety study for subjects with dsDNA viral infections, and the manufacture and process validation of bulk drug substance and brincidofovir 100 mg tablets. In June 2013, we initiated performance under the first option segment of the contract with BARDA. In April 2014, we entered into an amendment to our agreement with BARDA to extend the period of performance under the first option segment from May 2014 to August 2014.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, marketing, investor relations, information technology, legal, human resources and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, expenses associated with obtaining and maintaining patents, cost of various consultants, occupancy costs and information systems.

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

Stock-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated stock-based compensation expense of $772,000 and $265,000 was recognized in the three months ended March 31, 2014 and 2013, respectively. The stock-based compensation expense recognized included expense from performance-based stock options, restricted stock units (RSUs) and the employee stock purchase plan.

We estimate the fair value of our stock-based awards to employees and directors using the Black-Scholes pricing model. This estimate is affected by our stock price as well as assumptions including the risk-free interest rate, expected dividend yield, expected volatility, expected term, expected rate of forfeiture and the fair value of the underlying common stock on the date of grant

For performance-based stock options and performance-based RSUs, we begin to recognize the expense when it is deemed probable that the performance-based goal will be met. We evaluate the probability of achieving performance-based goals on a quarterly basis.

Equity instruments issued to non-employees are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014. There have been no material changes during the first quarter of 2014 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013, together with the changes in those items in dollars and percentage:

	Three Months Ended March 31,		Dollar Change	% Change
	2014	2013	Increase/(Decrease)
	(unaudited) (in thousands)
Revenues:
Contract revenue	$780	$1,771	$(991)	(56.0)%
Total revenues	780	1,771	(991)	(56.0)%
Operating expenses:
Research and development	8,292	6,783	1,509	22.2%
General and administrative	2,672	1,536	1,136	74.0%
Loss from operations	(10,184)	(6,548)	3,636	55.5%
Interest expense, net	(196)	(356)	(160)	(44.9)%
Fair value of warrant adjustments	—	(2,203)	(2,203)	*
Net loss	$(10,380)	$(9,107)	$1,273	14.0%

*Not meaningful or not calculable.

Contract Revenue

For the three months ended March 31, 2014, contract revenue decreased to $780,000 compared to $1.8 million for the three months ended March 31, 2013. The decrease of $991,000, or 56.0%, is related to a decline in reimbursable expenses related to our contract with BARDA. In the three months ended March 31, 2013, we were completing our CMX-350 clinical trial and various pre-clinical testing, compared to the three months ended March 31, 2014, during which we were engaged only in various non-clinical research activities.

Research and Development Expenses

For the three months ended March 31, 2014, our research and development expenses increased to $8.3 million compared to $6.8 million for the three months ended March 31, 2013. The increase of $1.5 million, or 22.2%, is primarily related to the following:

•	an increase in clinical trial expenses of $1.4 million related to our ongoing Phase 3 SUPPRESS trial for the three months ended March 31, 2014; and
•	an increase in compensation expense of $848,000 due to the accrual of potential annual 2014 bonuses, increased stock compensation expense and the addition of five new employees;
•	offset by a $500,000 decrease in BARDA contracted work related to non-clinical research and a $257,000 decrease in BARDA contracted work related to CMC validation.

General and Administrative Expenses

For the three months ended March 31, 2014, our general and administrative costs increased to $2.7 million compared to $1.5 million for the three months ended March 31, 2013. The increase of approximately $1.2 million or 74.0% is related to the following:

•	an increase in compensation expense of $710,000 related to the accrual of potential 2014 bonuses, increased stock compensation expense and the addition of three new employees; and
•	an increase in costs associated with operating as a publicly traded company, including filing fees, investor relations, insurance and non-employee director compensation.

Interest Expense, Net

For the three months ended March 31, 2014, our net interest expense decreased to $196,000 compared to $356,000 for the three months ended March 31, 2013. The decrease of $160,000, or 44.9%, is attributable to the decreased interest expense associated with the lower outstanding loan balance for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as we continued to pay down the outstanding principal balance.

Fair Value of Warrant Adjustment

Prior to our IPO, some of our outstanding warrants were deemed to be derivative instruments that required liability classification and mark-to-market accounting. As such, the applicable fair value of the warrants was determined using a two-stage, contingent claims model, resulting in the recognition of additional losses of $2.2 million for the three months ended March 31, 2013. These losses were primarily due to the increased likelihood of the occurrence of a liquidity event as well as the underlying stock price. Upon the completion of our IPO, these warrants converted to common stock warrants and are no longer considered to be a derivative instrument. Consequently, these common stock warrants were not valued at each reporting period subsequent to our IPO.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since our inception in 2000 and, as of March 31, 2014, we had an accumulated deficit of $173.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

On May 1, 2014, we filed a shelf registration statement with the SEC. The shelf registration statement, once declared effective by the SEC, will allow us to issue various securities from time to time for an aggregate initial offering price of up to $200 million. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital requirements at least through mid-2015. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

Since our inception through March 31, 2013, we have funded our operations principally with $209.5 million (net of issuance costs of $10.3 million) from the sale of common stock and preferred stock and the exercise of common stock warrants, including $107.6 million in net proceeds from our IPO in April 2013, approximately $37.4 million of research funding from our various National Institute of Allergy and Infectious Diseases awards and approximately $33.5 million in revenue from our BARDA contract, debt financings totaling $21.0 million, and $17.5 million of licensing revenue under our collaboration agreement with Merck. As of March 31, 2014 we had cash, cash equivalents and short-term investments of approximately $99.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

During 2012, we entered into a loan and security agreement with SVB and MidCap allowing for borrowing up to $15.0 million. In January 2012, we borrowed $3.0 million under this agreement which had an interest only period for twelve months, followed by a thirty month principal and interest period at a rate of 8.25%. In September 2012, we borrowed an additional $12.0 million under this agreement which had an interest only period of six months, followed with a thirty-two month principal interest period at a rate of 8.25%. As of March 31, 2014, the balance of the loan was $8.5 million

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in thousands)
Net cash used in:
Operating activities	$(9,116)	$(6,045)
Investing activities	(62,739)	(1,155)
Financing activities	(700)	(667)
Net decrease in cash	$(72,555)	$(7,867)

Operating Activities

Net cash used in operating activities of $9.1 million for the three months ended March 31, 2014 was primarily the result of our $10.4 million net loss, offset by the add-back of non-cash expenses of $772,000 for stock based compensation. The change in operating assets and liabilities includes a decrease in prepaid expenses and other current assets of $1.1 million primarily related to the ongoing activities of our Phase 3 SUPPRESS trial and a decrease of $159,000 in accounts receivable due to a decrease in reimbursable expenses related to our contract with BARDA offset by a decrease in accounts payable and accrued liabilities of $934,000. Net cash used in operating activities of $6.0 million during the three months ended March 31, 2013 was primarily the result of our $9.1 million net loss, offset by the add-back of non-cash expenses of $2.2 million related to the revaluation of our warrant liability and $265,000 for stock based compensation.

Investing Activities

Net cash used by investing activities of $62.7 million during the three months ended March 31, 2014 and $1.2 million during the three months ended March 31, 2013 was primarily the result of purchasing certain short-term investments.

Financing Activities

Net cash used by financing activities of $700,000 for the three months ended March 31, 2014 was primarily the result of approximately $725,000 in proceeds from the exercise of stock options and stock purchases under the Employee Stock Purchase Plan offset by $1.4 million in debt repayment. Net cash used by financing activities of $667,000 during the three months ended March 31, 2013 was primarily the result of payments against our outstanding loan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed by us with the SEC on March 7, 2014 except on May 5, 2014, we entered in a Severance Agreement and Release with Kenneth Moch our former President and CEO. Under this agreement, we have a contractual obligation to pay Mr. Moch a total of approximately $586,000 over a fifteen month period that begins on April 10, 2014. Of this total amount, $332,000 will be paid through December 31, 2014 and the remaining $254,000 will be paid during the period starting on January 1, 2015 and ending July 10, 2015.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three months ended March 31, 2014 and 2013.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2014, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1 A. RISK FACTORS.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of approximately $10.4 million and $9.1 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of approximately $173.10 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	continue the development of our lead product candidate, brincidofovir, for the prevention of cytomegalovirus (CMV) infection in transplant recipients;
•	pursue the development of brincidofovir for the treatment of adenovirus (AdV) infection in immunocompromised patients;
•	seek to obtain regulatory approvals for brincidofovir;
•	prepare for the potential commercialization of brincidofovir;
•	scale up manufacturing capabilities to commercialize brincidofovir for any indications for which we receive regulatory approval;
•	begin outsourcing of the commercial manufacturing of brincidofovir for any indications for which we receive regulatory approval;
•	establish an infrastructure for the sales, marketing and distribution of brincidofovir for any indications for which we receive regulatory approval;
•	expand our research and development activities and advance our clinical programs;
•	maintain, expand and protect our intellectual property portfolio;
•	continue our research and development efforts and seek to discover additional product candidates; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

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

For example, on May 1, 2014, we filed a shelf registration statement with the SEC. The shelf registration statement, once declared effective by the SEC, will allow us to issue various securities from time to time for an aggregate initial offering price of up to $200 million. Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including brincidofovir. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds. Under our collaboration and license agreement with Merck, Sharpe & Dohme Corp. (Merck), we are entitled to receive milestone and royalty payments if specified events occur, but that agreement is terminable by Merck at any time upon 90 days written notice or, in certain circumstances, immediately upon written notice.

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. For example, on May 1, 2014, we filed a shelf registration statement with the SEC. The shelf registration statement, once declared effective by the SEC, will allow us to issue various securities from time to time for an aggregate initial offering price of up to $200 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

We may be required to repay the outstanding indebtedness under our loan agreement if a material adverse change occurs with respect to us, which could have a materially adverse effect on our business.*

As of March 31, 2014, we had $8.5 million of indebtedness outstanding under our loan and security agreement with Silicon Valley Bank (SVB) and Midcap Financial SBIC, LP (MidCap). Under the loan agreement, an event of default will occur if, among other things, a material adverse change in our business, operations or condition occurs, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the loan agreement occurs. An event of default would allow the lenders to, among other things, accelerate the loan and take certain action with respect to the collateral securing our obligations under the loan agreement. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others, rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result.

RISKS RELATED TO CLINICAL DEVELOPMENT AND REGULATORY APPROVAL

We depend on the success of our lead product candidate, brincidofovir, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, brincidofovir, which has completed a Phase 2 clinical trial for the prevention of CMV infection in adult HCT recipients. In the third quarter of 2013, we initiated our Phase 3 clinical trial, known as SUPPRESS, of brincidofovir for the prevention of CMV infection in adult HCT recipients. We intend to use this trial as a basis to submit a new drug application (NDA) to the FDA under the accelerated approval pathway seeking regulatory approval to market brincidofovir in the United States and equivalent applications outside the United States. We also intend to conduct a second, confirmatory trial for the prevention of CMV infection in at-risk transplant recipients. This confirmatory, second trial should have a higher likelihood of clinical events in order to establish a correlation of CMV viremia (a “surrogate” endpoint) with the risk of CMV disease, and thus fulfill the requirements for traditional approval for prevention of CMV infection. Per FDA regulations, the confirmatory second trial would usually be in progress at the time of NDA submission for accelerated approval. Potential study design and patient populations for a second, confirmatory trial for the prevention of CMV infection are under discussion with the FDA. Brincidofovir has also completed a Phase 2 trial in asymptomiatic adenovirus (AdV) infection and is currently enrolling an open-label study for the treatment of adenovirus (AdV) infections in immunocompromised pediatric and adult patients. There is no guarantee that our Phase 3 clinical trials will be completed or, if completed, will be successful. The success of brincidofovir will depend on several factors, including the following:

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

We have completed a Phase 2 clinical study of brincidofovir for the prevention of CMV infection in HCT recipients and recently completed an exploratory Phase 2 study of brincidofovir as preemptive therapy for asymptomatic AdV infection in HCT recipients. In addition, we have completed an initial Phase 1 study with CMX157. However, we have never conducted a pivotal Phase 3 clinical trial. The positive results we have seen to date in our Phase 2 clinical trial of brincidofovir for the prevention of CMV in HCT recipients or our Phase 2 trial of brincidofovir as preemptive therapy for asymptomatic AdV infection do not ensure that later clinical trials, such as our currently enrolling Phase 3 SUPPRESS trial and any additional Phase 3 clinical trials, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

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

We are also conducting a pilot study for the treatment of AdV infection in immunocompromised pediatric and adult patients. These patients have an impaired immune system that not only makes them more likely to acquire an infection but also more likely to suffer adverse outcomes as a result of infection.

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

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.*

Adverse events (AEs) caused by our product candidates could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. For example, subjects enrolled in our Phase 2 clinical trials for brincidofovir have reported gastrointestinal and liver-related AEs and safety laboratory value changes. In addition, brincidofovir is related to the approved drug cidofovir (CDV), a compound which has been shown to result in significant renal toxicity and impairment following use. There is also a risk that our other product candidates may induce AEs, many of which may be unknown at this time. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates, including brincidofovir, may be negatively impacted.

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

We rely on limited sources of supply for the drug component for our lead product candidate, brincidofovir, and any disruption in the chain of supply may cause delay in developing and commercializing brincidofovir.*

Manufacturing of drug components are subject to certain FDA qualifications with respect to manufacturing standards. We are currently transferring the drug substance manufacturing process to our selected contractor that will produce the commercial supply of drug substance and are currently evaluating manufacturers to optimize tablet and suspension formulation production to meet forecasted commercial demand. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors with the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of brincidofovir. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production.

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

We depend on the continuation of our current collaboration with Merck, who is currently responsible for developing and commercializing CMX157.*

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

We have limited or no control over the occurrence or timing of the foregoing. Furthermore, disagreements with Merck could lead to litigation or arbitration, which would be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization of CMX157 and, ultimately, impair our ability to generate revenues from regulatory and commercialization milestones and royalties based on further development and sales of CMX157.

We rely on third parties to conduct, supervise and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.*

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs for brincidofovir and our other product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

RISKS RELATED TO COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

The commercial success of brincidofovir and our other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients and health care payors.*

If any of our product candidates, including brincidofovir, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including brincidofovir, will depend on a number of factors, including:

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

If any of our product candidates, including brincidofovir, is approved but does not achieve an adequate level of market acceptance by physicians, patients, health care payors and others in the medical community, we may not generate sufficient revenue and we may not become or remain profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.*

We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including brincidofovir, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our product candidates outside of the United States, including for brincidofovir. We intend to build our own sales force and to commercialize brincidofovir, but we will also consider the option to enter into strategic partnerships for our product candidates in the United States.

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

We have limited experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by both the European Union and many of the individual countries in Europe with which we will need to comply. Many U.S.-based biopharmaceutical companies have found the process of marketing their own products in Europe to be very challenging.

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.*

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions.

Currently the only approved antiviral treatment for CMV in HCT patients is Cytovene® (ganciclovir), although other antivirals, such as Valcyte® (valganciclovir), Foscavir® (foscarnet), Zovirax® (acyclovir) and Vistide® (cidofovir) are used. Ganciclovir, foscarnet and cidofovir are currently generically available and we expect Valcyte to become generically available in the near-term. We are aware of several companies that are working specifically to develop drugs that would compete against brincidofovir for the prevention or treatment of CMV, including Merck’s development of letermovir, Shire Plc’s development of maribavir and Vical Incorporated’s and Astellas Pharma US, Inc.’s development of ASP0113 (TransVax). Many of our competitors have substantially greater financial, technical, commercial and other resources, such as larger research and development staff, stronger intellectual property portfolios and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

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

The availability of our competitors’ products could limit the demand, and the price we are able to charge, for brincidofovir and any other product candidate we develop. We will not achieve our business plan if the acceptance of brincidofovir is inhibited by price competition or reimbursement issues or the reluctance of physicians to switch from existing drug products to brincidofovir, or if physicians switch to other new drug products or choose to reserve brincidofovir for use in limited circumstances. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, financial condition and prospects.

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

RISKS RELATED TO OUR UNITED STATES GOVERNMENT CONTRACTS AND GRANTS

All of our immediately foreseeable future revenues to support the development of brincidofovir for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.

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

RISKS RELATED TO OUR BUSINESS OPERATIONS AND INDUSTRY

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. For example, in April 2014, Kenneth I. Moch, our then current President and Chief Executive Officer, resigned to pursue other interests. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive or key employee may adversely affect the progress of our research, development and commercialization objectives.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of March 31, 2014, we had 54 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize brincidofovir and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of March 31, 2014, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 40.1% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the management report on internal control and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 29, 2014 and our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (a) December 31, 2018, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (d) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 29, 2014 and our periodic reports. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. *

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, on May 1, 2014, we filed a shelf registration statement with the SEC. The shelf registration statement, once declared effective by the SEC, will allow us to issue various securities from time to time for an aggregate initial offering price of up to $200 million. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our IPO, our most recent private placement and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability.

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

None.

Purchase of Equity Securities

We did not purchase any of our registered securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 11, 2014, we filed a Current Report on Form 8-K announcing that Kenneth I. Moch resigned as our President and Chief Executive Officer, effective immediately.

In connection with his resignation, on May 5, 2014, we entered into a Severance Agreement and Release with Mr. Moch (the “Severance Agreement”), pursuant to which Mr. Moch will receive severance benefits from us. Pursuant to the Severance Agreement, in exchange for a general release of all claims against us, Mr. Moch is entitled to receive (i) payments equal to 15 months of his base salary, (ii) accelerated vesting of all outstanding time-based stock options and other time-based stock awards as if Mr. Moch had completed service for an additional 15 months, and (iii) payment of COBRA benefits for a period of 15 months. The benefits provided for in the Severance Agreement are consistent with the benefits that Mr. Moch would have been entitled to receive under our Officer Severance Benefit Plan, as amended December 6, 2013, had Mr. Moch been terminated without cause. Mr. Moch also received an extension of the exercise period of his vested stock options until December 31, 2014.

The foregoing description of the Severance Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Agreement attached hereto as Exhibit 10.3.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant .

3.2(1)	Amended and Restated Bylaws of the Registrant .

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Form of Warrant to Purchase Stock issued to participants in the Registrant's Series F Preferred Stock financing dated February 7, 2011.

4.3(2)	Warrant to Purchase Series F Preferred Stock issued to Silicon Valley Bank on January 27, 2012.

4.4(2)	Amended and Restated Investor Rights Agreement dated February 7, 2011 by and among the Registrant and certain of its stockholders.

10.1	Contract modification No. 17, dated April 14, 2014, to the contract by and between Chimerix, Inc. and the Biomedical Advanced Research Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.2	Director offer letter by and between Chimerix, Inc. and Lisa Ricciardi effective March 31, 2014.

10.3	Severance Agreement and Release by and between Chimerix, Inc. and Kenneth I. Moch, dated May 5, 2014.

10.4	Addendum to Lease by and between Chimerix, Inc. and Biopharm Properties, LLC dated May 7, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K, filed on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

May 9, 2014	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, M.D., MPH
President, Chief Executive Officer and Chief Medical Officer

May 9, 2014	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary

