Form 10-Q
period 2014-09-30
CHIMERIX INC
filed 2014-11-07
CIK 1117480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 36,475,420.

1

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHIMERIX, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$74,350	$109,976
Short-term investments, available-for-sale	114,072	—
Accounts receivable	902	248
Prepaid and other current assets	3,540	2,765
Deferred financing costs, current portion	15	20
Total current assets	192,879	113,009

Property and equipment, net of accumulated depreciation	1,095	338
Deposits	30	30
Deferred financing costs, less current portion	5	10
Total assets	$194,009	$113,387

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,846	$2,214
Accrued liabilities	5,346	2,420
Loan payable, current portion	5,329	5,573
Total current liabilities	16,521	10,207

Other long-term liabilities	509	347
Loan payable, less current portion	366	4,294
Total liabilities	17,396	14,848

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2014 and December 31, 2013; no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2014 and December 31, 2013; 36,412,538 and 26,664,972 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	35	26
Additional paid-in capital	378,436	261,243
Accumulated other comprehensive loss	(63)	—
Accumulated deficit	(201,795)	(162,730)
Total stockholders’ equity	176,613	98,539
Total liabilities and stockholders’ equity	$194,009	$113,387

See accompanying notes to financial statements.

CHIMERIX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Contract revenue	$1,185	$912	$2,884	$3,491

Total revenues	1,185	912	2,884	3,491

Operating expenses:
Research and development	13,328	5,319	29,712	18,379
General and administrative	4,717	2,029	11,812	5,753

Loss from operations	(16,860)	(6,436)	(38,640)	(20,641)

Other expense:
Interest expense, net	(91)	(270)	(425)	(1,041)
Fair value adjustments to warrant liability	—	—	—	(6,590)

Net loss	(16,951)	(6,706)	(39,065)	(28,272)

Other comprehensive loss:

Unrealized (loss) gain on securities available-for-sale	(43)	1	(63)	3

Comprehensive loss	$(16,994)	$(6,705)	$(39,128)	$(28,269)
Net loss	(16,951)	(6,706)	(39,065)	(28,272)
Accretion of redeemable convertible preferred stock	—	—	—	(34,108)
Net loss attributable to common shareholders	$(16,951)	$(6,706)	$(39,065)	$(62,380)
Per share information:
Net loss per common share, basic and diluted	$(0.47)	$(0.26)	$(1.26)	$(3.69)
Weighted-average shares outstanding, basic and diluted	35,845,792	25,866,109	30,939,752	16,911,592

See accompanying notes to financial statements.

CHIMERIX, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013

Operating activities:
Net loss	$(39,065)	$(28,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	183	197
Non-cash interest expense	118	46
Amortization/accretion of premium/discount on investments	734	416
Share-based compensation costs	2,777	2,853
Fair value measurement of redeemable convertible preferred stock warrant liability	—	6,590
Changes in operating assets and liabilities:
Accounts receivable	(654)	593
Prepaid expenses and other current assets and deposits	(780)	(1,698)
Accounts payable and accrued liabilities	6,483	501
Net cash used in operating activities	(30,204)	(18,774)

Investing activities:
Purchase of property and equipment	(703)	(125)
Purchase of short-term investments	(138,058)	(1,852)
Sales of short-term investments	2,499	750
Maturities of short-term investments	20,690	9,758
Net cash (used in) provided by investing activities	(115,572)	8,531

Financing activities:
Proceeds from exercise of stock options	2,148	582
Proceeds from employee stock purchase plan issuance	426	—
Proceeds from exercise of warrant	6	1,537
Proceeds from public offering, net of offering costs	111,845	107,634
Repayment of loan payable	(4,275)	(3,525)
Net cash provided by financing activities	110,150	106,228

(Decrease) increase in cash and cash equivalents	(35,626)	95,985
Cash and cash equivalents, beginning of period	109,976	19,906
Cash and cash equivalents, end of period	$74,350	$115,891

Supplemental cash flow information:
Interest payments	$552	$862

See accompanying notes to financial statements.

CHIMERIX, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals to address unmet medical needs. The Company was founded in 2000 based on the promise of its proprietary lipid technology to unlock the potential of some of the most potent antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administered dosing regimens. Based on the Company’s proprietary lipid technology, its lead compound, brincidofovir (brincidofovir or CMX001), is in Phase 3 clinical development; in addition, the Company has an active discovery program focusing on viral targets for which no therapies are currently available.

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2014
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$73,054	$73,054	$—	$—
Short-term investments	114,072	—	114,072	—

		Fair Value Measurements at December 31, 2013
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents	$107,349	$107,349	$—	$—

Short-term investments consist of corporate bonds, commercial paper and certificates of deposit and are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

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

Clinical Trial Accruals/Prepaids

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. Depending on amounts paid to the contract research organization and other third-party vendors as compared to actual expenses incurred, there might be a prepaid balance recorded as a prepaid asset. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2014, there had been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants and options to purchase common stock. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants and options to purchase common stock outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three months ended or the nine months ended September 30, 2014 and 2013.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of warrants and options to purchase common stock, as the impact of such items are anti-dilutive during periods of net loss. Shares excluded from the calculations were 2,757,883 and 3,253,638 for the three months ended September 30, 2014 and 2013, respectively, and 2,802,829 and 6,153,403 for the nine months ended September 30, 2014 and 2013, respectively.

Impact of Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2017. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

2. Investments

The following table summarizes available-for-sale securities:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$87,525	$2	$(56)	$87,471
Commercial paper	18,730	3	(5)	18,728
Certificates of deposit	7,880	—	(7)	7,873
Total	$114,135	$5	$(68)	$114,072

The Company had no short or long-term investments at December 31, 2013. All of the Company’s investments as of September 30, 2014 had maturities of one year or less at the time of purchase.

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

The Company met one of the financial and/or operational goals mentioned above and, in September 2012, the remaining $12.0 million was borrowed in the second tranche. The second tranche has a six-month interest-only period followed by a 32 month principal and interest amortization period with interest being charged at the same rate as the first tranche. There are certain fees in accordance with the LSA which are being recorded as discounts or other long and short-term liabilities depending on the nature of the fees. The fees are being accreted through interest expense. Approximately $21,000 and $34,000 was included in interest expense for the three months ended September 30, 2014 and 2013, respectively, and $73,000 and $109,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.1 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $0.4 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from the Biomedical Advanced Research and Development Authority (BARDA). Periodic audits are required under the Company’s contract agreement and certain costs may be questioned as appropriate under the BARDA agreements. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the agreements has been made as of September 30, 2014 and December 31, 2013.

5. Equity Transactions and Share-based Compensation

Warrants

Upon the completion of the Company’s IPO, all outstanding warrants to purchase redeemable convertible preferred stock were marked to market resulting in a $6.4 million fair value adjustment for the nine months ended September 30, 2013. There was no expense related to the valuation of the warrants for the three months ended September 30, 2014. Upon completion of the IPO, the warrants were converted into warrants to purchase 1,613,395 shares of common stock and were no longer required to be measured at fair value.

The following warrants for the purchase of common stock were issued, outstanding and exercisable at September 30, 2014:

Class	Date	Shares	Price Per Share	Expiration
Common	February 7, 2011	726,601	$7.26	February 2018

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. On January 1, 2014, the common stock reserved for issuance under the 2013 Plan was automatically increased by 666,624 shares. As of September 30, 2014, there was a total of 1,256,376 shares reserved for future issuance under the 2013 Plan. At the Company’s annual meeting held on June 20, 2014, shareholders approved a change to the annual automatic increase in the number of common shares to be reserved for issuance under the 2013 Plan by changing the percentage increase from 2.5% to 4.0% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors.

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. Initially, the ESPP authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b).  On January 1, 2014, the common stock reserved for issuance under the ESPP was automatically increased by an additional 266,649 shares bringing the total number of shares of common stock that may be purchased under the ESPP to 970,874.

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Compensation expense recognized related to stock options, RSUs and the ESPP is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Research and development:
Employee	$524	$109	$428	$422
Non-employee	—	7	—	28
General and administrative:
Employee	838	100	2,349	350
Non-employee	—	48	—	125
	$1,362	$264	$2,777	$925

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

On September 19, 2014, the Company accelerated the vesting of all outstanding stock options granted to a former member of the Company’s board of directors. The Company recorded a charge of $0.3 million to compensation expense on that date related to the acceleration of vesting.

Employee Stock Purchase Plan

The Company has reserved a total of 970,874 shares of common stock to be purchased under the ESPP, of which 944,599 shares remain available for purchase at September 30, 2014. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning price or 85% of the ending price during each six-month purchase interval. The Company issued 12,091 and 26,275 shares of common stock pursuant to the ESPP for the three and nine months ended September 30, 2014, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model. The Company recorded compensation expense of $70,000 for the three months ended September 30, 2014 and $219,000 for the nine months ended September 30, 2014. The compensation expense related to the three and nine months ended September 30, 2013 was immaterial.

6. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2014 as the Company incurred losses for the nine month period ended September 30, 2014 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2014. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB Accounting Standards Codification 740.

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

At September 30, 2014, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

In the event the Company sublicenses a UC Patent Right (including UC Patent Rights relating to brincidofovir) the Company is obligated to pay to UC a fee, which amount will vary depending upon the amount of any payments the Company receives and the clinical development stage of the compound being sublicensed, but which could be up to approximately 50% of the sublicense fee in certain circumstances. With respect to brincidofovir, the fee payable to UC will not exceed 5% of the sublicense fee. In addition, the Company will also be required to pay to UC a low single digit sublicense royalty on net sales of products that use the sublicensed UC Patent Rights, but in no event will the Company be required to pay more than 50% of the royalties it receives in connection with the relevant sublicense. Any such royalty payment will be reduced by other payments the Company is required to make to third parties until a minimum royalty has been reached.

The Company did not recognize expenses under this agreement for the three or nine months ended September 30, 2014 or the year ended December 31, 2013.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the development of brincidofovir as a medical countermeasure in the event of a smallpox release. The contract has been amended several times, most recently on August 28, 2014, to execute the second option segment of the contract to provide approximately $17.0 million through November 30, 2015.

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

The Company is currently performing under the first and second option segments of the contract during which the Company may receive up to a total of $5.3 million under the first option segment and $17.0 million under the second option segment in expense reimbursement and fees. For the three and nine months ended September 30, 2014, the Company recognized revenue of $1.2 million and $2.9 million, respectively, under this contract.

8. Subsequent Event

On November 5, 2014, the Company completed an underwritten public offering of 4,197,500 shares of common stock, including 547,500 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by the Company at a price to the public of $29.00 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately $114.0 million. The securities described above were offered by the Company pursuant to an automatic shelf registration statement which immediately became effective by rule of the SEC on October 29, 2014.

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

OVERVIEW

Chimerix is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals to address unmet medical needs. We were founded in 2000 based on the promise of our proprietary lipid technology to unlock the potential of some of the most potent antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administrated drug regimens. Based on our proprietary lipid technology, the Company’s lead compound, brincidofovir (CMX001), has progressed to Phase 3 clinical development; in addition, we have an active discovery program focusing on viral targets for which no therapies are currently available.

Recent Developments

Brincidofovir Shows Potential Survival Benefit in Adenovirus (AdV) Infection

On October 11, 2014, we presented preliminary survival analysis data, based on 48 evaluable patients from the ongoing AdVise Trial for brincidofovir. These data showed a mortality rate of 35 percent compared with the historic rates of up to 80 percent mortality in the first month after diagnosis. A majority of subjects also had suppression or clearance of adenovirus from the blood. There is currently no approved treatment for adenovirus, an infection that can progress rapidly in patients with a weakened immune system due to disease or medications.

AdVise was initiated in March 2014, based on potency observed in vitro and on clinical data from a Phase 2 trial and a large expanded access trial which showed the potential for improved clinical outcomes. As of September 19, 2014, 48 subjects had enrolled in AdVise, with 35 percent mortality observed to date (17 of 48) and a median duration of observation of 57 days for living patients.

The trial is enrolling pediatric and adult patients with adenovirus infection who receive brincidofovir twice weekly for twelve weeks. Baseline information and at least two months of follow up are available for 26 subjects. Of those 26 patients, 23 had measurable viral loads at study entry, and three patients had no virus detectable in the blood but had diagnosed adenovirus infection. Fourteen of the 23 patients with viremia at study entry achieved undetectable viral loads during treatment. Twelve of the 26 patients died.

Over half of the subjects were hematopoietic cell transplant (HCT) recipients with disseminated disease, but solid organ transplant recipients and patients undergoing chemotherapy were also enrolled. Over one-third of the subjects (10 of 26) had a second active infection with another DNA virus in addition to adenovirus, including BK virus (27 percent), cytomegalovirus (19 percent) and Epstein Barr virus (8 percent).

The safety and tolerability profile of brincidofovir in these initial subjects was similar to other studies of brincidofovir in immunocompromised patients with complicated medical issues, with only three subjects discontinuing due to adverse events. Of the six subjects who enrolled in the study with adenovirus-related diarrhea, three reported improvement of symptoms and three remained stable.

Selection of CMX16669 as Clinical Candidate

On October 15, 2014, we announced the selection of a novel clinical candidate, CMX16669, for BK virus and cytomegalovirus (CMV). This new product candidate has demonstrated potent in vitro activity against CMV and BK virus, with a promising safety profile in vitro and in pilot toxicity studies in animals. The modified lipid tail may enable very low oral doses, based on initial animal studies. We plan to initiate clinical trials for CMX16669 in 2015.

Brincidofovir for Ebola Virus Disease

On September 3, 2014, we announced positive results from in vitro testing at the Viral Special Pathogens Branch of the U.S. Centers for Disease Control and Prevention (CDC) and the U.S. National Institutes of Health (NIH). These tests showed potent activity of brincidofovir against Ebola Virus Disease. Additional assessments of brincidofovir in animal model studies are being conducted through the CDC and NIH.

To date, patients in the United States have been treated with brincidofovir for Ebola Virus Disease at the request of treating physicians. Emergency Investigational New Drug Applications (EINDs) have been approved by the U.S. Food and Drug Administration (FDA) for the use of brincidofovir in patients with confirmed Ebola Virus Disease. Such patients are extremely ill, and the use of brincidofovir to treat such patients pursuant to an EIND is not subject to the same clinical trial protocols as trials conducted pursuant to an Investigational New Drug Application (IND). As a result, it is likely that we will observe severe adverse outcomes in such patients, including patient death. Conversely, any positive outcomes that we observe in individual patients may not be indicative of the efficacy of brincidofovir against Ebola Virus Disease as any such results may not be clinically significant.

We have previously announced that we have been working closely with the FDA to develop a Phase 2 clinical trial protocol to assess the safety, tolerability, and efficacy of brincidofovir in patients who are confirmed to have Ebola Virus Disease. An IND application for brincidofovir for Ebola Virus Disease has been authorized by the FDA. The FDA has authorized a Phase 2 protocol for brincidofovir for Ebola Virus Disease to begin immediately. brincidofovir tablets are available for immediate use in clinical trials.

Biomedical Advanced Research and Development Authority (BARDA)

On August 28, 2014, we entered into an amendment (the Amendment) to our contract with the BARDA for the continued development of CMX001 as a potential medical countermeasure against smallpox, which is classified as a Category A bioterror agent by the CDC. The overall contract with BARDA consists of an initial performance period, plus up to four extension periods each of which may be exercised at BARDA’s sole discretion. The Amendment, which exercises Option Segment 2, provides approximately $17 million in funding for the performance of the segment, increasing the total funding of the contract, including this option segment, from approximately $36 million to approximately $53 million, and sets the period of performance for Option Segment 2 to be 15 months beginning September 1, 2014.

2015 Research and Development Expenses

We plan to increase our research and development expenses for the foreseeable future as we expand the development of brincidofovir and our brincidofovir commercial manufacturing following the raising of additional capital. In particular, we expect our research and development expenses for 2015 to increase substantially relative to current levels.

Public Offering of Common Stock

On November 5, 2014, we completed an underwritten public offering of 4,197,500 shares of common stock, including 547,500 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $29.00 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $114.0 million. The securities described above were offered by us pursuant to an automatic shelf registration statement which immediately became effective by rule of the SEC on October 29, 2014.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from government grants and contracts and the receipt of up-front proceeds under a collaboration and license agreement.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods of approximately one year each, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at Chimerix’s discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the first and second option segments of the contract during which we may receive up to a total of $5.3 million and $17.0 million in expense reimbursement and fees. The first option segment is scheduled to end on December 15, 2014 and the second option segment is scheduled to end on November 30, 2015. As of September 30, 2014, we had recognized revenue in aggregate of $35.6 million with respect to the base performance segment and the first two extension periods. For the nine months ended September 30, 2014, we recognized $2.9 million with respect to the BARDA contract.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of our product candidates. Our research and development expenses consist primarily of:

·	Fees paid to consultants and contract research organizations (CROs), including in connection with our preclinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;
·	Salaries and related overhead expenses, which include stock option compensation and benefits, for personnel in research and development functions;
·	Payments to third-party manufacturers, which produce, test and package our drug substance and drug product (including continued testing of process validation and stability);
·	Costs related to legal expenses related to regulatory compliance and patent expenses; and
·	License fees for, and milestone payments related to, licensed products and technologies.

From our inception through September 30, 2014, we have incurred approximately $183.3 million in research and development expenses, of which $150.5 million relates to our development of brincidofovir. We plan to increase our research and development expenses for the foreseeable future as we continue development of brincidofovir for the prevention of CMV infection in HCT recipients, for the treatment of AdV infections, for the prevention of CMV in solid organ transplant recipients and for other indications, and to advance the development of our other product candidates, subject to the availability of additional funding.

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

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
	(in thousands)
Direct research and development expense	$20,306	$10,098
Personnel costs	7,133	6,830
Indirect research and development expense	2,273	1,451
	$29,712	$18,379

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

Brincidofovir

The majority of our research and development resources are currently focused on our Phase 3 trial of brincidofovir for prevention of CMV in HCT recipients, SUPPRESS, our recently initiated pilot study of brincidofovir as a treatment for AdV, and our other planned clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of brincidofovir for approval in the United States and equivalent health authority approval outside the United States. We have incurred and expect to continue to incur significant expense in connection with these efforts, including expenses related to:

•	manufacturing to produce, test and package our drug substance and drug product for brincidofovir;
•	initiation, enrollment, and conduct of our Phase 3 clinical trial, SUPPRESS; and
•	initiation, enrollment, and conduct of our pilot study of brincidofovir for the treatment of AdV.

In 2015, we plan to initiate a Phase 3 clinical trial of brincidofovir for the prevention of CMV disease in solid-organ transplant recipients and the Phase 3 portion of the AdVise trial for the treatment of AdV.

In addition, pursuant to our contract with BARDA, we are evaluating brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and pharmacokinetics of brincidofovir in the animal models, the conduct of an open label clinical safety study for subjects with dsDNA viral infections, and the manufacture and process validation of bulk drug substance and brincidofovir 100 mg tablets. During the first option segment of the contract, we performed additional animal testing of brincidofovir. In August 2014, we initiated performance under the second option segment of the contract with BARDA.

An IND application for brincidofovir for Ebola Virus Disease has been authorized by the FDA. The FDA has authorized a Phase 2 protocol for brincidofovir for Ebola Virus Disease to begin immediately.

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

Revaluation of Warrants

In conjunction with various financing transactions, we issued warrants to purchase shares of our preferred stock and common stock. The warrants related to our Series F preferred stock financing and to our term loan were considered redeemable at the option of the security holder. As a result, these warrants were classified as a liability and were marked-to-market at each reporting date. The fair value estimates of these warrants were determined using a Black-Scholes option-pricing model and are based, in part, on subjective assumptions. Non-cash changes in the fair value of the warrant liability were recorded as fair value adjustments to warrant liability. The final revaluation of the warrants occurred just prior to our April 2013 initial public offering of common stock (IPO). Upon the IPO these warrants converted into warrants for common stock and therefore no longer require revaluation.

Stock-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total stock-based compensation expense of $2.8 million was recognized in each of the nine months ended September 30, 2014 and 2013. The stock-based compensation expense recognized included expense from performance-based stock options, restricted stock units (RSUs) and our 2013 employee stock purchase plan (ESPP).

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 7, 2014. There have been no material changes during the third quarter of 2014 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013, together with the changes in those items in dollars and percentage:

	Three Months Ended September 30,		Dollar Change	% Change
	2014	2013	Increase/(Decrease)
	(unaudited) (in thousands)
Revenue
Contract revenue	$1,185	$912	$273	29.9%
Operating expenses:
Research and development	13,328	5,319	8,009	150.6%
General and administrative	4,717	2,029	2,688	132.5%
Loss from operations	(16,860)	(6,436)	10,424	162.0%
Interest expense, net	(91)	(270)	(179)	(66.3)%
Net loss	$(16,951)	$(6,706)	$10,245	152.8%

Contract Revenue

For the three months ended September 30, 2014, total revenue increased to $1.2 million compared to $912,000 for the three months ended September 30, 2013. The increase of $273,000, or 29.9%, is related to an increase in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the three months ended September 30, 2014, our research and development expenses increased to $13.3 million compared to $5.3 million for the three months ended September 30, 2013.  The increase of $8.0 million, or 150.6%, is primarily related to the following:

•	an increase in clinical trial expenses of $4.2 million related to our ongoing Phase 3 SUPPRESS trial and the pilot portion of the Phase 3 study for the treatment of AdV infection during the three months ended September 30, 2014;
•	an increase of $1.5 million in drug manufacturing costs as we continue to develop brincidofovir for commercialization; and
•	an increase in total compensation costs of $1.0 million of which $408,000 relates to an increase of stock based compensation and $413,000 relates to the addition of 12 new employees as we continue to grow our clinical, regulatory and manufacturing departments.

General and Administrative Expenses

For the three months ended September 30, 2014, our general and administrative costs increased to $4.7 million compared to $2.0 million for the three months ended September 30, 2013. The increase of $2.7 million, or 132.5%, is primarily related to the following:

•	an increase in costs of $1.6 million as we begin our commercialization preparations to launch brincidofovir; and
•	an increase in total compensation costs of $1.2 million, of which $690,000 related to an increase of stock based compensation and $210,000 related to the addition of six new employees to support the overall growth of the company.

Interest Expense, Net

For the three months ended September 30, 2014, our net interest expense decreased to $91,000 compared to $270,000 for the three months ended September 30, 2013. The decrease of $179,000, or 66.3%, is attributable to a decrease in interest expense associated with a smaller outstanding loan balance we had in the third quarter of 2014 compared to the third quarter of 2013 as we continue to pay down the outstanding principal balance.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013, together with the changes in those items in dollars and percentage:

	Nine Months Ended September 30,		Dollar Change	% Change
	2014	2013	Increase/(Decrease)
	(unaudited) (in thousands)
Revenue
Contract revenue	$2,884	$3,491	$(607)	(17.4)%
Operating expenses:
Research and development	29,712	18,379	11,333	61.7%
General and administrative	11,812	5,753	6,059	105.3%
Loss from operations	(38,640)	(20,641)	17,999	87.2%
Interest expense, net	(425)	(1,041)	(616)	(59.2)%
Fair value of warrant adjustments	-	(6,590)	(6,590)	*
Net loss	$(39,065)	$(28,272)	$10,793	38.2%

*Not meaningful or calculable.

Contract Revenue

For the nine months ended September 30, 2014, total revenue decreased to $2.9 million compared to $3.5 million for the nine months ended September 30, 2013.  The decrease of $607,000, or 17.4%, is related to a decline in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the nine months ended September 30, 2014, our research and development expenses increased to $29.7 million compared to $18.4 million for the nine months ended September 30, 2013. The increase of $11.3 million, or 61.7%, is primarily related to the following:

•	an increase in clinical trial expenses of $8.8 million related to our ongoing Phase 3 SUPPRESS trial and the pilot portion of the Phase 3 study for the treatment of AdV infection, during the nine months ended September 30, 2014; and
•	an increase of $1.4 million related to Chemistry, Manufacturing and Controls (CMC) and pre-clinical studies as we continue to prepare brincidofovir for commercial launch.

General and Administrative Expenses

For the nine months ended September 30, 2014, our general and administrative costs increased to $11.8 million compared to $5.8 million for the nine months ended September 30, 2013. The increase of $6.0 million, or 105.3%, is primarily related to the following:

•	an increase in total compensation costs of $3.1 million related to the hiring of six additional employees and a one-time severance charge related to our former CEO (the CEO related expense was $1.6 million, of which $1.0 million relates to non-cash stock compensation);
•	an increase in costs of $1.8 million as we begin preparations to launch brincidofovir; and
•	an increase in costs associated with the growth of our corporate infrastructure such as filing fees, investor relations, insurance and non-employee director compensation.

Interest Expense, Net

For the nine months ended September 30, 2014, our net interest expense decreased to $425,000 compared to $1.0 million for the nine months ended September 30, 2013. The decrease of $616,000 is attributable to a decrease in interest expense associated with a smaller outstanding loan balance we had in the nine months ending September 30, 2014 compared to the nine months ending September 30, 2013 as we continue to pay down the principal balance.

Fair Value of Warrant Adjustment

Prior to our IPO, some of our outstanding warrants were deemed to be derivative instruments that required liability classification and mark-to-market accounting. As such, the applicable fair value of the warrants was determined using a two-stage, contingent claims model, resulting in the recognition of additional expenses of $6.6 million for the nine months ended September 30, 2013. These expenses were primarily due to the increased likelihood of the occurrence of a liquidity event as well as the underlying stock price. Upon the completion of our IPO, these warrants converted to common stock warrants and are no longer considered to be a derivative instrument. Consequently, these common stock warrants will not be valued at each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since our inception in 2000 and, as of September 30, 2014, we had an accumulated deficit of $201.8 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

On May 27, 2014, we completed an underwritten public offering of 8,395,000 shares of common stock, including 1,095,000 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $14.22 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $111.8 million. The securities described above were offered by us pursuant to a shelf registration statement declared effective by the SEC on May 16, 2014. The shelf registration statement allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities, up to a total aggregate offering price of $200.0 million from time to time in one or more offerings. As of September 30, 2014, we had sold approximately $119.4 million of our common stock under this shelf registration statement. On October 29, 2014, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC on October 29, 2014. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue shares of our common stock up to a total aggregate offering price of $150.0 million from time to time in one or more offerings. As of the date hereof we had sold approximately $121.7 million of our common stock under this shelf registration statement.

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

Since our inception through September 30, 2014, we have funded our operations principally with $437.0 million (net of issuance costs of $16.3 million) from the sale of common stock and preferred stock and the exercise of common stock warrants, including $219.4 million from our net proceeds from our recent public offering in May 2014 and our IPO in April 2013, approximately $37.4 million of research funding from our various National Institute of Allergy and Infectious Diseases awards and approximately $35.6 million in revenue from our BARDA contract, debt financings totaling $21.0 million, and $17.5 million of licensing revenue. As of September 30, 2014, we had cash, cash equivalents and short-term investments of approximately $188.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

During 2012, we entered into a loan and security agreement with SVB and MidCap allowing for borrowing up to $15.0 million. In January 2012, we borrowed $3.0 million under this agreement which had an interest only period for twelve months, followed by a thirty month principal and interest period at a rate of 8.25%. In September 2012, we borrowed an additional $12.0 million under this agreement which had an interest only period of six months, followed with a thirty-two month principal interest period at a rate of 8.25%. As of September 30, 2014, the balance of the loan was $5.7 million.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,204)	$(18,774)
Investing activities	(115,572)	8,531
Financing activities	110,150	106,228
Net (decrease) increase in cash	$(35,626)	$95,985

Operating Activities

Net cash used in operating activities of $30.2 million for the nine months ended September 30, 2014 was primarily the result of our $39.1 million net loss, partially offset by the add-back of non-cash expenses of $2.8 million for stock based compensation and $734,000 of accretion on investments. The change in operating assets and liabilities includes an increase in accounts receivable of $902,000 related to work on the BARDA contract and an increase in prepaid expenses and other current assets of $780,000 primarily related to activities of our Phase 3 clinical trials partially offset by an increase of $6.5 million in accounts payable and accrued expenses. Net cash used in operating activities of $18.8 million during the nine months ended September 30, 2013 was primarily the result of our $28.3 million net loss, partially offset by the add-back of non-cash expenses of $6.6 million related to the revaluation of our warrant liability and $2.7 million for stock based compensation. The change in operating assets and liabilities includes an increase in prepaid expenses and other current assets of $1.7 million primarily related to start-up activities of our SUPPRESS study.

Investing Activities

Net cash used by investing activities of $115.6 million for the nine months ended September 30, 2014, primarily relates to the purchase of short-term investments, and net cash provided by investing activities of $8.5 million during the nine months ended September 30, 2013 was primarily the result of the maturity of certain short-term investments.

Financing Activities

Net cash provided by financing activities of $110.2 million for the nine months ended September 30, 2014 was primarily the result of approximately $111.8 million in net proceeds from the completion of our public offering in May 2014 and $2.6 million from the exercise of stock options and stock purchases through our ESPP, partially offset by $4.3 million in debt repayment. Net cash provided by financing activities of $106.2 million for the nine months ended September 30, 2013 was primarily the result of approximately $107.6 million in net proceeds from the completion of our IPO in April 2013 and $2.1 million from the exercise of stock options and a warrant, partially offset by $3.5 million in debt repayment.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed by us with the SEC on March 7, 2014, except on May 5, 2014, we entered in a Severance Agreement and Release with Kenneth I. Moch, our former President and CEO. Under this agreement, we have a contractual obligation to pay Mr. Moch a total of approximately $586,000 over a fifteen month period that began on April 10, 2014. Of this total amount, $332,000 will be paid through December 31, 2014 and the remaining $254,000 will be paid during the period starting on January 1, 2015 and ending July 10, 2015.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the nine months ending September 30, 2014 or 2013.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2014, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of approximately $39.1 million and $28.3 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had an accumulated deficit of approximately $201.8 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	continue the development of our lead product candidate, brincidofovir, for the prevention of cytomegalovirus (CMV) infection in transplant recipients;
•	pursue the development of brincidofovir for the treatment of adenovirus (AdV) infection;
•	seek to obtain regulatory approvals for brincidofovir;
•	prepare for the potential commercialization of brincidofovir;
•	scale up manufacturing capabilities to commercialize brincidofovir for any indications for which we receive regulatory approval;
•	begin outsourcing of the commercial manufacturing of brincidofovir for any indications for which we receive regulatory approval;
•	establish an infrastructure for the sales, marketing and distribution of brincidofovir for any indications for which we receive regulatory approval;
•	expand our research and development activities and advance our clinical programs;
•	maintain, expand and protect our intellectual property portfolio;
•	continue our research and development efforts and seek to discover additional product candidates; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

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

On May 1, 2014, we filed a shelf registration statement with the SEC that was declared effective by the SEC on May 16, 2014. The shelf registration statement allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities, up to a total aggregate offering price of $200.0 million from time to time in one or more offerings. As of September 30, 2014, we had sold approximately $119.4 million of our common stock under this shelf registration statement. On October 29, 2014, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC on October 29, 2014. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue shares of our common stock up to a total aggregate offering price of $150.0 million from time to time in one or more offerings. As of the date hereof we had sold approximately $121.7 million of our common stock under this shelf registration statement.

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

RISKS RELATED TO CLINICAL DEVELOPMENT AND REGULATORY APPROVALS

We depend on the success of our lead product candidate, brincidofovir, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, brincidofovir, which has completed a Phase 2 clinical trial for the prevention of CMV infection in adult HCT recipients. We do not currently have any other product candidates in active clinical development, although we anticipate that we will initiate clinical studies on CMX16669 in 2015. In the third quarter of 2013, we initiated our Phase 3 clinical trial, known as SUPPRESS, of brincidofovir for the prevention of CMV infection in adult HCT recipients. We intend to use this trial as a basis to submit a new drug application (NDA) to the FDA under the accelerated approval pathway seeking regulatory approval to market brincidofovir in the United States and to file equivalent applications outside the United States. We also intend to conduct a CMV prevention trial in solid organ transplant recipients to fulfill the requirements for traditional approval for prevention of CMV infection. The study design for a trial for the prevention of CMV infection in solid organ transplant recipients is under discussion with the FDA and European health authorities. The Company has also completed a Phase 2 trial in adenovirus (AdV) infection and is currently enrolling a pilot portion of a pivotal Phase 3 trial of brincidofovir for treatment of AdV infections. There is no guarantee that our Phase 3 clinical trials will be completed or, if completed, will be successful. The success of brincidofovir will depend on several factors, including the following:

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

We have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for brincidofovir. *

We have never obtained regulatory approval for a drug. It is possible that the FDA and/or foreign health authorities may refuse to accept our NDA (or corresponding application) for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of brincidofovir. If the FDA and/or foreign health authorities do not accept or approve our application, we may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before reconsideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA/application.

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

We have completed a Phase 2 clinical study of brincidofovir for the prevention of CMV infection in HCT recipients and recently completed a Phase 2 study of brincidofovir as preemptive therapy for asymptomatic AdV infection in HCT recipients. However, we have never completed a pivotal Phase 3 clinical trial. The positive results we have seen to date in our Phase 2 clinical trial of brincidofovir for the prevention of CMV in HCT recipients or our Phase 2 trial of brincidofovir as preemptive therapy for asymptomatic AdV infection do not ensure that later clinical trials, such as our currently enrolling Phase 3 SUPPRESS trial and AdV treatment pilot Phase 3 trial, and any additional Phase 3 clinical trials, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

We may experience a number of unforeseen events during, or as a result of, clinical trials for our product candidates, including brincidofovir, that could adversely affect the completion of our clinical trials, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	we might be required to change one of our clinical research organizations (CROs) during ongoing clinical programs;
•	the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate or subjects may drop out of these clinical trials at a higher rate than we anticipate;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

Negative or inconclusive results of our Phase 3 SUPPRESS trial of brincidofovir, or any other clinical trial we conduct, could cause the FDA and/or foreign health authorities to require that we repeat or conduct additional clinical studies. Despite the results reported in earlier clinical trials for brincidofovir, we do not know whether SUPPRESS or any other clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates, including brincidofovir. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including brincidofovir, may be adversely impacted.

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

We are also conducting separate pilot studies for the treatment of AdV infection (which will be followed by a Phase 3 clinical study for the treatment of AdV known as AdVise) and the treatment of Ebola Virus infection. In both cases, the diseases are severe and life-threatening. Once enrolled in our studies, these patients are often extremely sick and more likely to suffer adverse outcomes as a result of infection.

As a result, it is likely that we will observe severe adverse outcomes during our clinical trials for brincidofovir, including patient death. If a significant number of study subject deaths were to occur, regardless of whether such deaths are attributable to brincidofovir, our ability to obtain regulatory approval and/or achieve commercial acceptance for brincidofovir may be adversely impacted and our business could be materially harmed.

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

If initiation or completion of any of our clinical trials for our product candidates, including our current or future Phase 3 clinical trials of brincidofovir, are delayed for any of the above reasons, our development costs may increase, our approval process could be delayed, any periods during which we may have the exclusive right to commercialize our product candidates may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business.

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

Events which may result in a delay or unsuccessful completion of clinical trials, including our Phase 3 clinical trials for brincidofovir, include:

•	inability to raise funding necessary to initiate or continue a trial;
•	delays in obtaining regulatory approval to commence a trial;
•	delays in reaching agreement with the FDA and foreign health authorities on final trial design;
•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;
•	delays caused by disagreements with existing CROs and/or clinical trial sites;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in obtaining required institutional review board approval at each site;
•	delays in recruiting suitable patients to participate in a trial;
•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;
•	delays caused by subjects dropping out of a trial due to side effects or otherwise;
•	clinical sites dropping out of a trial to the detriment of enrollment;
•	time required to add new clinical sites; and
•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

For example, due to the specialized indication and patient populations being studied in our Phase 3 clinical trials of brincidofovir, the number of study sites available to us is relatively limited, and therefore enrollment of suitable patients to participate in the trial may take longer than is typical for studies involving other indications. This may result in a delay or unsuccessful completion of our clinical trials, including our Phase 3 clinical trial of brincidofovir for CMV prevention in HCT recipients.

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize brincidofovir and we cannot, therefore, predict the timing of any future revenue from brincidofovir.

We cannot commercialize our product candidates, including brincidofovir, until the appropriate regulatory authorities have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for brincidofovir. Additional delays in the United States may result if brincidofovir is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including brincidofovir.

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

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in any markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

We rely on limited sources of supply for the drug component for our lead product candidate, brincidofovir, and any disruption in the chain of supply may cause delay in developing and commercializing brincidofovir.*

Manufacturing of drug components is subject to certain FDA and comparable foreign qualifications with respect to manufacturing standards. We are currently transferring the drug substance manufacturing process to our selected contractor that will produce the commercial supply of drug substance and are currently evaluating manufacturers to optimize tablet and suspension formulation production to meet forecasted commercial demand. There can be no assurance that such transfer will be successful. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors with the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of brincidofovir. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production.

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

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization of brincidofovir. *

We have validated a process for drug substance production for brincidofovir at a manufacturer at a scale of 100 kg, and have a validated tablet manufacturing process at a 165 kg scale. These validated scales are well in excess of our anticipated commercial scale. We are currently revalidating our drug substance and drug product processes at our intended commercial scale with our intended commercial manufacturers.

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

We rely on third parties to conduct, supervise and monitor our clinical studies, and if those third parties terminate their performance, or perform in an unsatisfactory manner, it may harm our business.*

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs for brincidofovir and our other product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize brincidofovir or our other product candidates. Disagreements with our CROs over contractual issues, including performance, compliance or compensation could lead to termination of CRO agreements and/or delays in our clinical program and risks to the accuracy and usability of clinical data. As a result, our financial results and the commercial prospects for brincidofovir and any other product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.*

We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including brincidofovir, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our product candidates outside of the United States, including for brincidofovir. We intend to build our own sales force and to commercialize brincidofovir in the United States, but we will also consider the option to enter into strategic partnerships for our product candidates in the United States.

Our strategy for brincidofovir is to develop a specialty sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payors in the United States and elsewhere. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that are not covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales, including sales of brincidofovir, will be adversely affected.

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

RISKS RELATED TO OUR UNITED STATES GOVERNMENT CONTRACTS AND GRANTS

All of our immediately foreseeable future revenues to support the development of brincidofovir for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.*

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We completed performance under the base segment of the contract in May 2013 and are currently performing under the first and second option segments of the contract which is scheduled to end in December 2014 and November 2015, respectively. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segment is completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of September 30, 2014, we had 67 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize brincidofovir and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of September 30, 2014, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 33.3% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. *

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, we have a shelf registration statement which has been declared effective with the SEC, which as of September 30, 2014, will allow us to issue various securities from time to time for an aggregate initial offering price of up to $80.6 million. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Number		Description
3.1(1)		Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)		Amended and Restated Bylaws of the Registrant.

4.1(2)		Form of Common Stock Certificate of the Registrant.

4.2(2)		Form of Warrant to Purchase Stock issued to participants in the Registrant's Series F Preferred Stock financing dated February 7, 2011.
4.3(2)		Amended and Restated Investor Rights Agreement dated February 7, 2011 by and among the Registrant and certain of its stockholders.
10.1		Amendment No. 1 to Severance Agreement and Release by and between Chimerix, Inc. and Kenneth I. Moch, dated July 1, 2014.

10.2	*

Contract Modification No. 19, dated August 27, 2014, to the contract by and between the Registrant at the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.3		Contract Modification No. 20, dated October 27, 2014, to the contract by and between the Registrant at the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.4		Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.

10.5		Amendment to Amended and Restated Investor Rights Agreement dated October 29, 2014 by and among the Registrant and certain of its stockholders.

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K, filed on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

November 7, 2014	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, M.D., MPH
President and Chief Executive Officer

November 7, 2014	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary

