Form 10-Q/A
period 2014-09-30
CHIMERIX INC
filed 2014-11-12
CIK 1117480

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report of Chimerix, Inc. on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the period ended September 30, 2014, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2014 (the “Original Form 10-Q”). This Form 10-Q/A is being filed solely for the purpose of amending Item 6 of Part II of the Original Form 10-Q to reflect the filing of a revised version of the certification of our principal financial officer attached herewith as Exhibit 32.2 and to reflect the interactive data filings for XBRL. Unless the context requires otherwise, references in this Form 10-Q/A to “Chimerix,” “we” and “our” refer to Chimerix, Inc.

Except as described above, no other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not amend, update or change the financial statements or disclosures in the Original Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

2

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.
4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Form of Warrant to Purchase Stock issued to participants in the Registrant's Series F Preferred Stock financing dated February 7, 2011.
4.3(2)	Amended and Restated Investor Rights Agreement dated February 7, 2011 by and among the Registrant and certain of its stockholders.

10.1(3)	Amendment No. 1 to Severance Agreement and Release by and between Chimerix, Inc. and Kenneth I. Moch, dated July 1, 2014.
10.2(3)*	Contract Modification No. 19, dated August 27, 2014, to the contract by and between the Registrant at the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.3(3)

Contract Modification No. 20, dated October 27, 2014, to the contract by and between the Registrant at the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.4(3)	Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.

10.5(3)	Amendment to Amended and Restated Investor Rights Agreement dated October 29, 2014 by and among the Registrant and certain of its stockholders.
31.1(3)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(3)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(3)	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.3

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4

Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(3)	XBRL Instance Document.

101.SCH(3)	XBRL Taxonomy Extension Schema Document.

101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K, filed on April 16, 2013.
(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.
(3)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (File No. 001-35867) filed with the SEC on November 7, 2014.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

November 10, 2014	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, M.D., MPH
President and Chief Executive Officer

November 10, 2014	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary

4