Form 10-K
period 2014-12-31
CHIMERIX INC
filed 2015-03-06
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on The Nasdaq Global Market on June 30, 2014 was $443,167,025.*

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 24, 2015 was 41,086,040.

CHIMERIX, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2014

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

•
our ability to obtain and maintain regulatory approval of our current and future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our future product candidates;

•	our strategic alliance partners’ election to pursue development and commercialization;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our future product candidates;

•	the size and growth potential of the markets for our current and future product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our current and future product candidates;

•	the rate and degree of market acceptance of our current and future product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the loss of key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (JOBS Act);

•	our use of the proceeds from our public offerings; and

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

Market, Industry and Other Data

This Annual Report contains estimates, projections and other information concerning our industry, our business and relevant markets, including data regarding the estimated size of relevant antiviral markets, patient populations, projected diagnosis rates and the perceptions and preferences of patients and physicians regarding certain therapies, as well as data regarding market research and estimates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources that we believe to be reliable. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph are derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

ITEM 1.      BUSINESS

Chimerix Overview

Chimerix, Inc. is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals to address unmet medical needs. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administered dosing regimens. Based on our proprietary lipid conjugate technology, our lead compound, brincidofovir (BCV, CMX001), is in Phase 3 clinical development. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Brincidofovir

Phase 3 SUPPRESS Trial

Brincidofovir is an investigational oral nucleotide analog that has shown broad-spectrum antiviral activity against all five families of dsDNA (double-stranded DNA) viruses that affect humans. We initiated the Phase 3 SUPPRESS trial of brincidofovir in the third quarter of 2013. The trial is designed to demonstrate the safety and efficacy of brincidofovir in the prevention of cytomegalovirus (CMV) infection through the first 24 weeks following an allogeneic hematopoietic cell transplant (HCT) and, if successful, will serve as the basis for Accelerated Approval for brincidofovir.

SUPPRESS is enrolling 450 allogeneic (non-self) HCT recipients who are at high risk of CMV infection in the post-transplant period based on antibody evidence of a prior infection with CMV, referred to as “CMV seropositive” or “recipient (R+) seropositive.” Because there is no approved CMV prevention available for these patients, the control or “placebo” arm of the study is intensive monitoring for evidence of CMV reactivation in the blood and initiation of early or “preemptive” antiviral therapy. Subjects are randomized 2-to-1 to the active brincidofovir arm (n=300) or the standard-of-care/placebo arm (n=150). Dosing of brincidofovir or placebo begins as soon after the transplant as the patient can swallow a tablet, generally within the first two weeks, and continues through Week 14 following the transplant, the period of greatest risk for viral infections. Subjects will be followed in the trial for an additional 10 weeks after the last dose of study drug, for a total of 24 weeks after transplant.

Brincidofovir has shown activity in vitro against all five families of dsDNA viruses that cause disease in humans. Because HCT recipients are also at increased risk for other DNA viral infections including HHV-6, Epstein-Barr Virus (EBV), adenovirus (AdV) and BK virus (BKV), key secondary endpoints in SUPPRESS include clinical events associated with dsDNA viruses such as encephalitis, respiratory infections, graft failure and measures of kidney function.

During the first year following allogeneic HCT, the rate of non-relapse mortality (mortality not related to recurrence of the underlying malignancy) is approximately 20%, with perhaps one-third of these deaths attributable to the direct and indirect effects of CMV and other dsDNA viruses. We believe that brincidofovir has the potential to significantly reduce the morbidity related to dsDNA viruses, which we believe can positively impact the overall success of allogeneic transplantation in the patients who are undergoing this potentially life-saving procedure.

Should it decrease the proportion of subjects with CMV reactivation, brincidofovir may impact direct effects of CMV such as CMV pneumonitis or hepatitis, and may also reduce the indirect effects of CMV reactivation including inflammation and immune suppression which can lead to bacterial, fungal, protozoal and other viral opportunistic infections. It may also be possible to decrease the use of currently available anti-CMV drugs known to have specific toxicities such as neutropenia that increase the risk of bacterial and fungal infections. Another key set of data being collected in SUPPRESS are healthcare utilization costs, including the costs of the toxicities associated with the currently available antivirals, which we believe will be instrumental in future formulary and pricing discussions.

We anticipate data from the SUPPRESS trial in early 2016.

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

A significant change in design from Study 201 to SUPPRESS is the initiation of dosing prior to engraftment (evidence of a functioning bone marrow), a change that could positively impact the probability of success of SUPPRESS. In Study 201, as in studies in CMV prevention using other antiviral agents, dosing began only after there was evidence of engraftment in order to avoid potential hematologic and other possible toxicities of investigational agents. Review of the hematologic safety data from brincidofovir’s safety database of over 900 individuals exposed prior to initiation of SUPPRESS provided evidence of a lack of hematologic toxicity, and resulted in the ability to begin dosing of brincidofovir in SUPPRESS in the first days following HCT, prior to engraftment. The ability to dose in the very early post-transplant period may further decrease rates of CMV infection, and increase the likelihood that brincidofovir may prevent reactivation of other dsDNA viruses such as BKV and HHV-6 which can reactivate in the first weeks after transplant.

The risk:benefit ratio for medications intended for prevention of infection requires a higher standard of safety and tolerability than medications intended for the treatment of established infection, based on the expectation that a larger number of individuals will receive the medication for prevention in order to avoid clinically significant disease. With respect to brincidofovir, the safety and tolerability that has been established to date support its continued development as a potentially effective prevention of CMV and other dsDNA viruses. With regards to the safety and tolerability concerns specific to the HCT population, the lack of observed hematological or bone marrow toxicity is a critical determinant of brincidofovir’s use in this population.

Brincidofovir has not demonstrated kidney toxicity similar to that observed with cidofovir (Vistide®, CDV). In Study 201, monitoring for potential renal toxicity included regular serum creatinine levels, calculation of glomerular filtration rate (GFR), and monitoring for the presence of blood in the urine. Subjects receiving brincidofovir 100 mg BIW or 200 mg QW for 10 to 12 weeks had a dose-related improvement in kidney function, while patients who received placebo had a decline through the duration of dosing and the first week of follow-up. In preclinical assessments, brincidofovir has been shown to not be a substrate for human organic anion transporter 1 (hOAT-1), the transporter associated with renal dysfunction and renal failure following the intravenous administration of cidofovir.

The most significant baseline predictor that correlated with improvements in kidney function was evidence of infection with BK virus, a dsDNA virus which is a member of the polyomavirus family. This is the first evidence of a potential clinical effect of brincidofovir against BKV in HCT recipients. This potential positive effect may be relevant for HCT recipients, but has an even greater potential benefit in kidney transplant recipients, in whom BKV has been associated with renal dysfunction and loss of the kidney graft. The evaluation of brincidofovir in kidney transplant recipients in a clinical trial is anticipated to begin in the second half of 2015.

In Study 201, gastrointestinal adverse events and diarrhea in particular were confirmed as the dose-limiting toxicity of brincidofovir. A Safety Monitoring and Management Plan (SMMP) was implemented to identify potentially drug-related diarrhea and other gastrointestinal events and to allow a temporary dose interruption for suspected drug-related adverse events. Earlier identification of potentially drug-related gastrointestinal symptoms and the use of temporary dose interruptions in subsequent clinical studies has allowed a majority of study subjects to complete the intended course of brincidofovir. The SMMP was included in Study 202, the Phase 2 clinical study of brincidofovir for AdV infection (Study 202), with one of 30 patients in the brincidofovir cohorts permanently discontinuing brincidofovir due to diarrhea. The SMMP has been included in SUPPRESS and in AdVise, the two ongoing pivotal programs in prevention of CMV and treatment of adenovirus infection, respectively. The SMMP also provides guidance for the early identification of potentially drug-related elevations in the liver enzyme ALT, which are reversible upon dosing cessation and typically not accompanied by increases in bilirubin. In both preclinical and early clinical studies, low-grade alanine aminotransferase (ALT) increases were noted. In preclinical studies these ALT elevations were not accompanied by any evidence of histopathology and were thus considered non-adverse.

Phase 3 AdVise Trial

Our AdVise trial is a Phase 3 study of brincidofovir for the treatment of adenovirus (AdV) infection in allogeneic HCT recipients and other immunocompromised patients. Patients who have undergone allogeneic HCT are at especially high risk for developing AdV disease due to profound and persistent immunodeficiency. In this susceptible population, the development of AdV infection associated with viremia is much more prevalent, severe, and rapidly fatal without treatment. Mortality rates of up to 50-80% are reported for HCT recipients with disseminated disease.

No product has received regulatory approval for the treatment or prevention of AdV infection. Because of the high risk of progression and short-term mortality with disseminated AdV infection, non-approved agents including intravenous cidofovir have been used, even with the well-known significant risk of nephrotoxicity including the potential for renal failure. Thus, there is currently a significant unmet medical need for a safe and effective treatment for AdV infection.

AdVise is an open label, non-randomized multicenter study. Subjects are enrolled into cohorts based on transplant type and degree of infection:

•	Cohort A: allogeneic HCT recipients with localized or asymptomatic AdV infection,

•	Cohort B: allogeneic HCT recipients with disseminated AdV disease, and

•	Cohort C: autologous HCT recipients, solid organ transplant recipients, and other patients with high-risk or disseminated adenovirus infection.

All subjects will receive open-label BCV 100 mg BIW or 2 mg/kg BIW for subjects <50kg, for a minimum of 12 weeks. Subjects will be followed for a minimum of 12 weeks after the last dose of study drug.

For each allogeneic HCT subject enrolled in AdVise, clinical outcomes data will be collected from two historical cases of AdV infection from the same clinical site. These historic controls will be systematically matched by cohort, age and transplant type. The matching process is pre-specified and independent of outcome. Full demographics, clinical outcomes including all-cause and attributable mortality, and key covariates including underlying cancer, antivirals and immunosuppressants received will be captured and analyzed.

The primary efficacy endpoint for subjects with disseminated infection is overall survival. Other key data sets will include antiviral response, rate of co-viral infection and healthcare utilization costs.

Interim Results from AdVise

In February 2015, we presented preliminary results from the first 85 subjects enrolled in the AdVise trial at the annual BMT Tandem Meetings. Patients with localized or disseminated adenovirus infection receive brincidofovir for 12 weeks and are followed for a minimum of 12 weeks after they complete treatment. Preliminary results showed a mortality rate of 37% (20 of 54) amongst allogeneic HCT recipients with disseminated disease; this mortality rate has clinical implications for the potential utility of brincidofovir in these patients, given published mortality rates of up to 80 percent for allogeneic transplant recipients with disseminated adenovirus disease. Notably, the allogeneic transplant recipients who began brincidofovir with localized or asymptomatic adenovirus infection had an observed mortality rate of 11 percent (2 of 18 subjects). Median observation in this analysis was 10 weeks following the first dose (range: 1 to 34 weeks). In addition to these important clinical outcomes, a median decrease of greater than 99 percent in the amount of AdV in the blood (or decreased to undetectable levels) was observed in the majority of patients. Over half of the patients enrolled in AdVise had more than one dsDNA viral infection at the time of enrollment. These results were consistent with the results observed in the first 45 subjects in the AdVise trial as presented at the October 2014 annual Infectious Disease Society of America meeting (IDWeek®).

The preliminary safety and tolerability data in this acutely ill patient population showed a low rate of withdrawal due to brincidofovir-associated adverse events (3/85, 4 percent), with three patients withdrawing from therapy due to lower gastrointestinal events.

Although adenovirus infection has been mostly described in a pediatric population, approximately one-third of subjects enrolled in AdVise were 18 years of age or older, with the oldest patient being 69 years old. Importantly, over half of the patients who qualified for AdVise had a second significant dsDNA viral infection in addition to AdV; these infections included BK virus (46 percent), cytomegalovirus (28 percent) and Epstein Barr virus (6 percent).

Later in 2015, we will formally review with the U.S. Food and Drug Administration (FDA) a strategy of New Drug Application (NDA) submission for brincidofovir that will include efficacy and safety data from both the AdVise and SUPPRESS trials.

Solid Organ Transplant (SOT) Study

We are still in discussions with regulators regarding a final study design of brincidofovir in kidney transplant recipients. Assuming we are able to reach agreement with FDA and European health authorities on a final study design, we anticipate starting our kidney transplant trial in the second half of 2015.

The proposed study would give us the opportunity to evaluate brincidofovir’s activity against BK virus, which is a leading cause of kidney injury (BK virus nephropathy) in this population. Superior preservation of renal function would represent a significant advance for transplant surgeons and their patients.

Traditional Approval Study (Planned)

The FDA instituted its Accelerated Approval Program to allow for earlier approval of drugs that treat serious conditions, and that fill an unmet medical need based on a surrogate endpoint, such as prevention of CMV viremia. It is possible that SUPPRESS delivers improved clinical outcomes (e.g., graft survival or overall mortality) in patients treated with brincidofovir. If not, a separate study will need to be conducted to confirm the clinical benefit. The kidney transplant trial described above could deliver this outcome.

CMX157

CMX157, our second clinical stage nucleotide analog, uses the same proprietary lipid technology as brincidofovir to deliver high intracellular concentrations of the potent antiviral drug, tenofovir. Tenofovir, marketed under the brand name Viread® and in multiple fixed-dose combinations, is widely used for the treatment of HIV and hepatitis B virus (HBV) infection. On December 17, 2014, the Company entered into a licensing agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

Candidate Selection of CMX669

We have discovered, developed and selected a novel clinical candidate, CMX669, for BK virus and cytomegalovirus (CMV). This new product candidate has demonstrated potent in vitro activity against CMV and BK virus. We are currently evaluating CMX669 in preclinical testing. We are in the process of considering future studies involving CMX669 including the potential for initiating clinical studies in 2015.

Our Chemical Library and Lipid Conjugate Technology

Lipid Conjugate Technology

Our proprietary technology, which we refer to as lipid conjugate technology, is used to covalently modify a drug molecule with a lipid side-chain that mimics a naturally occurring phospholipid component of cellular membranes. The lipid mimic can then utilize natural uptake pathways to achieve oral bioavailability, enhance uptake into cells, and potentially avoid many toxicities.

We believe that our lipid conjugate technology can be used to develop new drugs from parent molecules having a known mechanism of action but potentially with an improved safety, efficacy, and/or ADME (adsorption/distribution/metabolism/excretion) profile relative to the parent. Preclinical studies and in vitro assessments of a number of drugs, including some that are approved, have shown specific improvements in biological activity compared with the parent drug.

The most advanced example of our proprietary lipid conjugate technology is brincidofovir, which was developed to deliver into cells the active antiviral, cidofovir diphosphate, of a potent but relatively toxic drug, intravenous cidofovir. Use of cidofovir has been limited by significant toxicities, particularly kidney toxicity. Unlike cidofovir, the lipid-bearing brincidofovir molecule is not actively concentrated in the kidneys, but does effectively deliver the active antiviral to cells. Thus we believe that brincidofovir has a higher benefit:risk ratio that allows its use in the settings of prevention of CMV disease, treatment of adenovirus infection, and potentially protection from or treatment of other dsDNA viruses.

Chimerix Chemical Library

The Chimerix Chemical Library contains over 10,000 heterocyclic ring systems and nucleosides, the majority of which were originally synthesized in the laboratory of Dr. Leroy Townsend at the University of Michigan. This library includes approximately 3,500 nucleoside analog compounds that are candidates for lipid conjugation. We have an active discovery program focusing on viral diseases where there is significant unmet medical need. We are currently screening the library for activity against multiple viruses including influenza, hepatitis B and norovirus. We believe that several compounds active against key pathogens are amenable to enhancement using our proprietary lipid conjugate technology.

Our Strategy

Our strategy is to discover, develop and commercialize novel therapeutics in areas of significant unmet medical need. Our primary initial focus is leveraging the broad-spectrum profile of brincidofovir to address the multiple dsDNA viral infections common in transplant recipients. We are also weighing the potential of developing brincidofovir for use in non-transplant settings, in light of the broad-spectrum anti-viral activity against numerous dsDNA viruses.

The key components of our strategy are:

•	Complete Development and Successfully Commercialize Brincidofovir for the Prevention of CMV.

◦
SUPPRESS, our Phase 3 clinical trial of brincidofovir for the prevention of CMV is actively enrolling in the United States, Canada and Europe. If successful, the data from SUPPRESS will be used to support our U.S. application for Accelerated Approval of brincidofovir for the prevention of CMV infections in allogeneic HCT recipients. We anticipate data from the SUPPRESS trial in early 2016. If approved, we believe that we are well positioned to maximize the commercial potential of brincidofovir as there are currently no approved therapies for prevention of CMV in HCT recipients. We are in discussions with the FDA regarding the study design for our confirmatory Phase 3 study for Traditional Approval of brincidofovir for the prevention of CMV.

◦
We are also in the process of obtaining scientific and health technology assessment (HTA) advice from the European Medicines Agency on our overall brincidofovir development plan for all indications currently under consideration.

•	Complete Development and Successfully Commercialize Brincidofovir for the Treatment of Adenovirus.

◦
Our AdVise trial is a Phase 3 study of brincidofovir for the treatment of AdV infection in allogeneic HCT recipients and other immunocompromised patients. Patients who have undergone allogeneic HCT are at especially high risk for developing AdV disease due to profound and persistent immunodeficiency. In this susceptible population, the development of AdV infection associated with viremia is much more prevalent, severe and rapidly fatal without treatment. Mortality rates up to 50-80% are reported for HCT recipients with disseminated disease. No product has received regulatory approval for the treatment or prevention of AdV infection.

•
Evaluate Additional Patient Populations and Applications for Use of Brincidofovir. In addition to our initial development program focusing on CMV prevention in hematopoietic cell transplant recipients and treatment of adenovirus infections, we are evaluating other patient populations and applications for potential future treatment opportunities with brincidofovir.

◦
Additional patient populations. We intend to evaluate brincidofovir in other immunocompromised patient populations. Beyond the transplant population, patients may be susceptible to multiple dsDNA viral diseases due to congenital or medically-induced immune deficiencies including those secondary to biologics therapy for autoimmune and other disorders. Through our Expanded Access Program, hundreds of patients have received brincidofovir for the treatment of a variety of life-threatening viral diseases.

◦
Additional viral indications. Brincidofovir has shown activity in vitro against the five families of dsDNA viruses that cause disease in humans. We intend to evaluate brincidofovir for the treatment of patients with various other dsDNA virus induced diseases. This process has begun with the collection of secondary endpoint data in our SUPPRESS trial and may continue with more virus-specific clinical trials in the future.

•	Work with BARDA to Advance Our Smallpox Development Program.

◦
We are currently collaborating with BARDA for the development of brincidofovir as a potential medical countermeasure for smallpox. We have begun the first pivotal efficacy study in rabbits. Data from this study are anticipated in the second half of 2015. Additional data may be required from a second smallpox animal model.

•
Discover and Develop Additional Product Candidates to Strengthen our Product Portfolio.  We have an active discovery and preclinical development program focused on identifying and developing new compounds that can be used to treat diseases for which no current therapeutic option exists or which otherwise continue to have high unmet medical need. We intend to leverage our knowledge and experience of nucleoside analogs to advance compounds in the Chimerix Chemical Library through Investigational New Drug (IND)-enabling studies and potential clinical development and/or partnerships. In addition, we are exploring other potential product opportunities based on the ability of our proprietary lipid conjugate technology to significantly improve the drug profile of molecules with limitations in safety or delivery.

Our Product Candidates

The following chart depicts our product candidates, their indications, and their current stage of development:

Chimerix Product Pipeline

Significant Opportunities for Label Expansion into Other Viruses and Patient Populations

Brincidofovir (BCV, CMX001)

	Preclinical	Phase 1	Phase 2	Phase 3
Prevention of CMV in HCT				SUPPRESS
Treatment of AdV				AdVise
Smallpox *BARDA Contract*				Animal Efficacy Rule
Prevention of CMV in SOT				In Planning

CMX157

HIV, HBV	Licensed to ContraVir Pharmaceuticals

Discovery

CMX669 (CMV, BKV)	Preclinical Evaluation
Norovirus Influenza HBV	Active Programs

1

Commercial Agreements

ContraVir Pharmaceuticals

On December 17, 2014, the Company entered into a license agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

In exchange for the license to CMX157 rights, we received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, we are eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. Either party may terminate the license agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. ContraVir may also terminate the license agreement without cause on a country-by-country basis upon sixty days’ prior written notice.

BARDA

In February 2011, we entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. BARDA is a division of the U.S. Department of Health and Human Services (HHS) in the Office of the Assistant Secretary for Preparedness and Response that supports the advanced research and development, manufacturing, acquisition and stockpiling of medical countermeasures. The scope of work for the contract includes preclinical, clinical and manufacturing development activities that fall into the following areas: non-clinical animal efficacy studies; clinical activities; manufacturing activities; and all associated regulatory, quality assurance, management, and administrative activities.

Under the contract, BARDA will reimburse our costs, plus pay us a fixed fee, for the research and development of brincidofovir as a treatment of smallpox infections. The contract consists of an initial performance period, referred to as the base performance segment which ended on May 31, 2013, plus up to four extension periods of around one year each, referred to as option segments, each of which may be exercised at BARDA’s sole discretion. We must complete agreed upon milestones and deliverables in each discrete work segment before the next option segment is eligible to be exercised. Under the contract as currently in effect, if each follow-on option segment is exercised by BARDA, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees.

We substantially completed the first option segment of the contract on August 28, 2014. On September 2, 2014 we were awarded a contract extension for a second option segment providing an additional $17.0 million to Chimerix for a period of 15 months. BARDA must notify us at least 30 days before the end of the second option segment if it intends to exercise the third option segment of the contract. If all option segments are exercised by BARDA, the term of the contract would be extended to February 15, 2016. As of December 31, 2014, we had recognized revenue in aggregate of $36.7 million with respect to the base performance segment and the first and second extension periods.

Pursuant to the contract, Chimerix and the U.S. government share the rights to any inventions made in the performance of our work under the contract. Specifically, the U.S. government retains a nonexclusive, nontransferable, irrevocable, paid up license to any invention made in the performance of our work under the contract, provided, however, that the U.S. government may, under certain circumstances, including circumstances involving public health and safety, license such inventions to third parties without our consent. There have been no inventions made to date under the BARDA contract.

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

Commercial Operations

In anticipation of potential regulatory approval and commercial launch of brincidofovir, we are building select commercial functions in the United States tied to key milestones, such as availability of topline data from the SUPPRESS and AdVise trials, potential submission of the NDA for brincidofovir, and anticipated approval (or PD) date.

Patients who receive HCT and SOTs are likely to be treated at a small number of major medical centers by specialized teams of physicians and healthcare providers. There are approximately 200 U.S. transplant centers, with some overlap in performing both procedures. The management of therapies for transplant patients is largely the responsibility of transplant physicians, infectious disease specialists, and clinical pharmacists who oversee post-transplant therapies. These clinicians focus on prevention and management of post-transplant infections as one of their key priorities. Practice patterns for the management of transplant patients and post-transplant viral infections vary from institution to institution across the United States and are highly driven by research activities and publications.

If approved either for the prevention of CMV post-HCT or the treatment of adenovirus infection, we believe it is possible for us to commercialize brincidofovir for these indications in the United States and potentially Canada with a relatively small commercial infrastructure, which may include a contract sales force, partner sales force, or internal team. While our commercialization efforts would initially be focused on physicians who are responsible for HCT recipients, this commercial infrastructure would serve as the foundation for an expanded focus on physicians who are responsible for SOT recipients, subject to market approval for the prevention of CMV infection in this patient population.

Outside of the United States and Canada, subject to obtaining necessary marketing approvals, we may seek to commercialize brincidofovir through distribution or other collaboration arrangements. If we elect to develop brincidofovir for other DNA viral indications, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs, reimbursement complexities and our available resources.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. While we believe that our therapeutic experience, scientific and commercial knowledge provide us with competitive advantages, we will face competition from large and small pharmaceutical, biotechnology companies, including specialty pharmaceutical and generic drug companies, and other emerging technologies.

We believe that the key competitive factors that will affect the commercial success of brincidofovir and our other product candidates are the efficacy, safety and tolerability profile and the risk:benefit trade-off compared to alternative therapies or procedures. Securing market access and reimbursement will be an important element of product uptake and market penetration. Our commercial opportunity could be negatively impacted if our competitors develop or market products or other technologies that are more effective, safer or have greater market access than brincidofovir, or obtain regulatory approval for their products more rapidly than we do. In addition, our ability to compete will be affected by the availability of generic products.

If approved, brincidofovir would compete with a number of existing products and other product candidates that target serious viral infections, including drugs and vaccines which demonstrate efficacy against viruses that affect our target patient populations. We believe brincidofovir has potential benefits over the competitive products, including the potential to be the first antiviral indicated for the prevention of CMV in allogeneic HCT recipients and treatment of disseminated AdV in allogeneic HCT recipients. Competing products that are currently used to treat CMV include and are not limited to:

•	oral and intravenous ganciclovir, a drug that is sold by generic manufacturers;

•	Valcyte® (valganciclovir), a prodrug of ganciclovir that is marketed by Hoffmann-La Roche Inc. and generic manufacturers;

•	Vistide® (cidofovir for injection), marketed by Gilead Sciences, Inc. and generic manufacturers; and

•	Foscavir® (foscarnet sodium for injection), marketed by Clinigen Group plc and generic manufacturers.

Other product candidates currently in development that may compete against brincidofovir for the prevention or mitigation of CMV infection in a variety of settings, including:

•	letermovir, an anti-CMV drug being developed pursuant to an exclusive worldwide license agreement between AiCuris GmbH & Co. KG and Merck;

•	ASP0113 (TransVax), a CMV prevention vaccine, licensed to Astellas Pharma Inc. from Vical Incorporated and in development by Astellas and Vical; and

•	patient-specific T-cell therapies directed at antigens of CMV and other dsDNA viruses.

Furthermore, we anticipate that we will face intense and increasing competition as new products enter the market, as advanced technologies become available and as increasing numbers of generic formulations of currently branded products become available.

Changes in the health care system may limit our ability to price brincidofovir or our other product candidates at a level that would allow recovery of our research and development costs and may impede our ability to generate or maintain a profit.

We believe that brincidofovir has potential benefits over existing and potential competitive products as described in more detail under “Business — Brincidofovir.” As a result, we believe that brincidofovir should be well positioned to gain market share if we obtain the required regulatory approvals for brincidofovir. However, even with those benefits, we may not be able to make promotional claims that brincidofovir is superior to these competing products without conducting additional studies, and brincidofovir may be unable to compete successfully against these products. See “Risk Factors — Risks Related to Commercialization of Our Product Candidates.”

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

We believe that we have a strong intellectual property position and substantial know-how relating to the development and commercialization of our lipid conjugate technology platform and the Chimerix Chemical Library.

At February 24, 2015, our worldwide patent portfolio included:

•
over 135 patents or patent applications that we own or have in-licensed from academic institutions, related to brincidofovir and CMX157, which represented a slight increase over the number of patents and patent applications in our patent portfolio at the end of fiscal 2014;

•	21 patents and patent applications related to our agreement with the University of Michigan regarding our proprietary Chemical Library; and

•	59 US and foreign exclusively and jointly owned patents, and 78 U.S., PCT, and foreign applications relating to brincidofovir or CMX157.

On January 12, 2015 the United States Patent and Trademark Office issued a Notice of Allowance for a patent application covering a method of synthesis and the commercial morphic form of brincidofovir. On February 24, 2015, this patent issued to Chimerix as U.S. Patent No. 8.962.829. With the addition of this most recent patent, composition of matter coverage for brincidofovir in the U.S. is expected to extend to October 2034.

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

Manufacturing

We do not own or operate and we do not expect to own or operate facilities for product manufacturing, storage and distribution, or testing. In the past, we have relied on third-party manufacturers for supply of our lead product candidate, brincidofovir, as well as our other product candidates. We expect that in the future we will rely on such manufacturers for supply of drug substance and product that will be used in clinical trials of brincidofovir, as well as for commercial purposes should brincidofovir be approved. When produced on a commercial scale, we expect that cost-of-goods-sold relating to brincidofovir will generally be in-line with that of other small-molecule pharmaceutical compounds.

The manufacturing process for brincidofovir is relatively straight forward and generally in-line with other small molecule pharmaceutical compounds in terms of cost and complexity. The process is robust and reproducible, does not require dedicated reactors or specialized equipment, uses common synthetic chemistry and readily available materials, including off-the-shelf and made-to-order starting materials, and is readily transferable.

Our current drug substance supply chain for brincidofovir involves various contractors that supply the raw materials for the drug substance process and a contract manufacturer for the drug substance. We have completed transferring our current commercial drug substance manufacturing process to our selected contractor that will produce the commercial supply of drug substance and will begin process validation during 2015. Manufacturers of drug components must meet certain FDA qualifications with respect to manufacturing standards. At present, we have qualified only one firm as a supplier of drug substance. We continually assess our manufacturing needs and may seek to engage additional qualified vendors as circumstances dictate. Changes in our requirements may require revalidation of the manufacturing process at a different scale and potentially at a different contractor depending on the necessary scale, infrastructure and technical capabilities. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative suppliers for certain portions of our supply chain, as appropriate.

Our drug products (tablets and suspension) are also manufactured under contract. We have completed development and transfer of our current commercial tablet and suspension manufacturing processes to our selected contractor that will produce commercial supplies and will begin validation of these process during 2015.

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

Pursuant to our license agreement with ContraVir, the manufacture of CMX157 is under the control and direction of ContraVir.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FDCA), and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, FDA approval process or after FDA approval, may subject an applicant to administrative or judicial civil or criminal sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, debarment, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action, whether before or after the FDA approval process, could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

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

•	potential FDA inspection of the nonclinical and clinical trial sites that generated the data in support of the NDA; and FDA review of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trial.

Clinical trials involve the administration of the drug candidate to healthy subjects or affected patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with the FDA’s regulations comprising the good clinical practices requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board (IRB), at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

The FDA reviews all NDAs submitted to determine if they are substantially complete before it accepts them for filing; this initial review period prior to accepting the NDA for filing is 2 months in duration. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA), the FDA has 10 months from the date of accepting the NDA for filing in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

Employees

As of December 31, 2014, we had 76 full-time employees. Of these employees, 57 employees are engaged in research and development activities and 19 employees are engaged in marketing, finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated in the State of Delaware in April 2000. Our corporate headquarters are located at 2505 Meridian Parkway, Suite 340, Durham, North Carolina 27713 in a facility we lease encompassing approximately 21,000 square feet of office space. The leases for this facility expire in June 2015 and February 2018. We separately lease an additional 7,925 square feet of laboratory space in Durham, North Carolina. The lease for this facility expires in June 2018.

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

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $59.3 million, $36.4 million and $4.4 million for the fiscal years ended 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of approximately $222.0 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	continue the development of our lead product candidate, brincidofovir, for the prevention of cytomegalovirus (CMV) infection in hematopoietic cell transplant recipients;

•	continue the development of brincidofovir for the treatment of adenovirus (AdV) infection;

•	seek to obtain regulatory approvals for brincidofovir;

•	prepare for the potential commercialization of brincidofovir;

•	scale-up manufacturing capabilities to commercialize brincidofovir for any indications for which we receive regulatory approval;

•	begin outsourcing of the commercial manufacturing of brincidofovir for any indications for which we receive regulatory approval;

•	establish an infrastructure for the sales, marketing and distribution of brincidofovir for any indications for which we receive regulatory approval;

•	expand our research and development activities and advance our clinical programs;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts and seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development, obtain the necessary regulatory approvals and commercialize our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•
obtaining favorable results for and advancing the development of brincidofovir, initially for the prevention of CMV in hematopoietic cell transplant (HCT) recipients, including successfully completing Phase 3 clinical development;

•	obtaining accelerated approval in the United States for brincidofovir, initially for the prevention of CMV infection in HCT recipients;

•	obtaining United States and foreign regulatory approvals for brincidofovir for the treatment of adenovirus infection;

•	launching and commercializing brincidofovir, including establishing a sales force and collaborating with third parties;

•	achieving broad market acceptance of brincidofovir in the medical community and with third-party payors;

•	obtaining traditional approval in the United States for brincidofovir for CMV prevention; and

•	generating a pipeline of product candidates which progress to clinical development.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance our clinical programs for brincidofovir.

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

On May 1, 2014, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that was declared effective by the SEC on May 16, 2014. The shelf registration statement allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities, up to a total aggregate offering price of $200.0 million from time to time in one or more offerings. As of December 31, 2014, we had sold approximately $119.4 million of our common stock under this shelf registration statement. On October 29, 2014, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC on October 29, 2014. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue shares of our common stock up to a total aggregate offering price of $150.0 million from time to time in one or more offerings. As of the date hereof we had sold approximately $121.7 million of our common stock under this shelf registration statement.

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

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, brincidofovir, which has completed a Phase 2 clinical trial for the prevention of CMV infection in adult HCT recipients. In August 2013 we initiated a Phase 3 trial, known as SUPPRESS, for the prevention of CMV infection in HCT recipients. We intend to use this trial as a basis to submit a new drug application (NDA) to the FDA under the accelerated approval pathway seeking regulatory approval to market brincidofovir in the United States and to file equivalent applications outside the United States. In the first quarter of 2014, we initiated a second Phase 3 clinical trial of brincidofovir, known as AdVise, for the treatment of AdV infection immunocompromised patients, with the majority being HCT recipients. We are currently in discussions with EU regulatory authorities related to the possibility of receiving an approval related to AdVise. Additionally, we intend to conduct a CMV prevention trial in solid organ transplant recipients to fulfill the requirements for traditional approval for prevention of CMV infection. The study design for a trial for the prevention of CMV infection in solid organ transplant recipients is under discussion with the FDA and European health authorities. There is no guarantee that our Phase 3 clinical trials will be completed or, if completed, will be successful. The success of brincidofovir will depend on several factors, including the following:

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

As an example, the control for the AdVise trial is a historic control, which means that the clinical outcomes as recorded for similar patients at the same institutions that are participating in enrollment for AdVise will be used as the comparison for the patients who are enrolling in our pivotal trial for the treatment of adenovirus infection. Each subject enrolled in AdVise will have two matched controls for clinical outcomes including mortality. Trials which employ historic controls have specific risks which are unique and are in addition to risks of trials which randomize some patients to placebo or to an active comparator drug. Regulatory review of these trials may incur additional risks.

If the FDA and/or foreign health authorities does not accept or approve our application, we may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before reconsideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA/application.

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

 We have completed a Phase 2 clinical study of brincidofovir for the prevention of CMV infection in HCT recipients and recently completed a Phase 2 study of brincidofovir as preemptive therapy for asymptomatic AdV infection in HCT recipients. However, we have never completed a pivotal Phase 3 clinical trial. The positive results we have seen to date in our Phase 2 clinical trial of brincidofovir for the prevention of CMV in HCT recipients or our Phase 2 trial of brincidofovir as preemptive therapy for asymptomatic AdV infection do not ensure that later clinical trials, such as our currently enrolling Phase 3 SUPPRESS trial and AdVise trial, and any additional Phase 3 clinical trials, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

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

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	agency or judicial enforcement actions which impact our clinical trials;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

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

We are also planning to initiate a Phase 3 of brincidofovir for the prevention of CMV infection in solid organ transplant recipients.
To prepare for their transplant, such patients receive a pre-transplant conditioning regimen, which involves high-dose chemotherapy and may also include radiation therapy. The conditioning regimen suppresses the patient’s immune system and/or own bone marrow in order to prevent it from attacking the newly transplanted organ. Generally, patients remain at high risk during the first 100 days following their transplant and are at increased risk of infections during that period, which can be serious and even life threatening due to their weakened immune systems.

We are also conducting a Phase 3 study (AdVise) for the treatment of AdV infection. AdV infection is a severe and life-threatening disease. Patients enrolled in AdVise are often extremely sick and more likely to suffer adverse outcomes as a result of their infection.

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

Events which may result in a delay or unsuccessful completion of clinical trials, including our Phase 3 clinical trials for brincidofovir, include:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA and foreign health authorities on final trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities:

•	delays caused by disagreements with existing CROs and/or clinical trial sites;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required institutional review board approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	delays caused by subjects dropping out of a trial due to side effects or otherwise;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	agency or judicial enforcement actions against us;

•	time required to add new clinical sites; and

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

Adverse events (AEs) caused by our product candidates could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. For example, subjects enrolled in our Phase 2 clinical trials for brincidofovir have reported gastrointestinal AEs and liver-related safety laboratory value changes. In addition, brincidofovir is related to the approved drug cidofovir (CDV), a compound which has been shown to result in significant renal toxicity and impairment following use. There is also a risk that our other product candidates may induce AEs, many of which may be unknown at this time. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates, including brincidofovir, may be negatively impacted.

If any of our approved products cause serious or unexpected side effects prior to or after receiving market approval, a number of potentially significant negative consequences could result, including:

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

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses or marketing of our product candidates, including brincidofovir, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, including brincidofovir, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the label for brincidofovir may be required to include a boxed warning, or “black box,” regarding brincidofovir being carcinogenic, teratogenic and impairing fertility in animal studies, as well as a contraindication in patients who have had a demonstrated clinically significant hypersensitivity reaction to brincidofovir or CDV or any component of the formulation. The brincidofovir labeling may also include warnings or black boxes pertaining to gastrointestinal AEs or liver-related safety laboratory value changes.

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

We have validated processes for drug substance and drug product production for brincidofovir at scales that are well in excess of our anticipated commercial scale. We are currently revalidating our drug substance and drug product processes using our current commercial processes at our intended commercial scale with our intended commercial manufacturers.

The validation processes, along with ongoing stability studies and analyses we are conducting, may reveal difficulties in our processes which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of brincidofovir. In the future, we may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical program and regulatory approval for brincidofovir, increases in our operating expenses, or failure to obtain or maintain approval for brincidofovir.

We depend on the continuation of our current collaboration with ContraVir Pharmaceuticals, who is currently responsible for developing and commercializing CM157.

In December 2014, we entered into a licensing arrangement with ContraVir, whereby ContraVir is responsible for the future development and commercialization of CMX157. Under this arrangement, ContraVir is responsible for conducting preclinical studies and clinical trials, obtaining required regulatory approvals for CMX157, and manufacturing and commercializing CMX157. Our right to receive milestone and royalty payments under the licensing agreement depends on the achievement of certain development, regulatory and commercial milestones by ContraVir.

The development and commercialization of CMX157 and our ability to receive potential milestones and royalty payments under the license agreement with ContraVir, would be adversely affected if ContraVir:

•	does not devote sufficient time and resources to the development and commercialization of CMX157;

•	develops, either alone or with others, products that compete with CMX157;

•	fails to gain the requisite regulatory approvals for CMX157;

•	does not successfully commercialize CMX157;

•	does not conduct its activities in a timely manner;

•	terminates its license with us;

•	does not effectively pursue and enforce intellectual property rights relating to CMX157; or

•	merges with a third-party that wants to terminate the collaboration.

We have limited or no control over the occurrence of any of the foregoing. Furthermore, disagreements with ContraVir could lead to litigation or arbitration, which could be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization milestones and royalties based on further development and sales of CMX157.

We rely on third parties to conduct, supervise and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs for brincidofovir and our other product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on CROs does not relieve us of our regulatory responsibilities.

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

Risks Related to Commercialization of Our Product Candidates

The commercial success of brincidofovir and our other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients, pharmacists and health care payors.

If any of our product candidates, including brincidofovir, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including brincidofovir, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy in our clinical trials;

•	relative convenience, ease of administration and acceptance by physicians, patients, pharmacists and health care payors;

•	prevalence and severity of any AEs;

•	limitations or warnings contained in the FDA-approved label for the relevant product candidate;

•	availability of alternative treatments;

•	pricing and cost-effectiveness;

•	effectiveness of our or any future collaborators’ sales and marketing strategies;

•	ability to obtain hospital formulary approval;

•	ability to ensure availability for product through appropriate channel manager;

•	ability to maintain adequate inventory; and

•	ability to obtain and maintain sufficient third-party coverage or reimbursement, which may vary from country to country.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We currently do not have an organization for the sales and distribution of pharmaceutical products. The cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including brincidofovir, we must establish our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our product candidates outside of the United States, including for brincidofovir. We intend to build our own sales force and to commercialize brincidofovir in the United States, but we will also consider the option to enter into strategic partnerships for our product candidates in the United States and elsewhere.

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

Establishing an internal sales force involves many challenges, including:

•	recruiting and retaining talented people;

•	training employees that we recruit;

•	establishing compliance standards;

•	setting the appropriate system of incentives;

•	managing additional headcount; and

•	integrating a new business unit into an existing corporate architecture.

If we are unable to establish our own sales force or negotiate a strategic partnership for the commercialization of brincidofovir in any markets, we may be forced to delay the potential commercialization of brincidofovir in those markets, reduce the scope of our sales or marketing activities for brincidofovir in those markets or undertake the commercialization activities for brincidofovir in those markets at our own expense. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring brincidofovir to market or generate product revenue. Limited or lack of funding will impede our ability to achieve successful commercialization.

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

In addition, there are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing and market access personnel.

If we obtain approval to commercialize any products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If our product candidates are approved for commercialization, we may enter into agreements with third parties to market those product candidates outside the United States, including for brincidofovir. We expect that we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory and labor requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

Currently the only approved antiviral treatment for CMV in HCT patients is Cytovene® (ganciclovir), although other antivirals, such as Valcyte® (valganciclovir), Foscavir® (foscarnet), Zovirax® (acyclovir) and Vistide® (cidofovir) are used. Ganciclovir, foscarnet, cidofovir, and valganciclovir are currently generically available . We are aware of several companies that are working specifically to develop drugs that would compete against brincidofovir for the prevention or treatment of CMV, including Merck & Co., Inc.’s development of letermovir, Shire Plc’s development of maribavir and Vical Incorporated’s and Astellas Pharma US, Inc.’s development of ASP0113 (TransVax), and availability of patient-specific T-cell therapies targeting antigens for CMV and other dsDNA viruses. Many of our competitors have substantially greater financial, technical, commercial and other resources, such as larger research and development staff, stronger intellectual property portfolios and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

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

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold or license with respect to brincidofovir fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable, will go unthreatened by third parties or will adequately protect our products and product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market brincidofovir under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to brincidofovir or our other product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license it from the prevailing party, which may not be possible. In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, that such agreements provide adequate protection and will not be breached, that our trade secrets and other confidential proprietary information will not otherwise be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second option segments of the contract which is scheduled to end in November 2015. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segment is completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

Risks Related to Our Business Operations and Industry

Increasing demand for compassionate use of our unapproved therapies could result in losses.

We are developing brincidofovir for life-threatening illness for which there are currently limited to no available therapeutic options. During 2014, we were the target of an active and disruptive social media campaign related to a request for access to our unapproved drug, brincidofovir. If we experience similar social media campaigns in the future, we may experience significant disruption to our business which could result in losses.

Recent media attention to individual patients' expanded access requests has resulted in the introduction of legislation at the local and national level referred to as "Right to Try" laws which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future.

A possible consequence of both activism and legislation in this area is the need for us to initiate an unanticipated expanded access program or to make brincidofovir more widely available sooner than anticipated. We are a small company with limited resources and unanticipated trials could result in diversion of resources from our primary goals.

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for adverse events in this patient population is high which could have a negative impact on the safety profile of brincidofovir, which could cause significant delays or an inability to successfully commercialize brincidofovir, which would materially harm our business
.

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, delays in the development of our product candidates, penalties and a loss of business.

Our activities, and the activities of our collaborators, partners and third-party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the Foreign Corrupt Practices Act, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to delay or terminate the development of our product candidates, or we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2014, we had 76 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and commercial teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize brincidofovir and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Prior to our initial public offering (IPO) in 2013, there was no public market for our common stock. The trading price of our common stock is likely to be volatile for the foreseeable future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	results of clinical trials of our product candidates or those of our competitors;

•	any delay in filing an application for any of our product candidates and any adverse development or perceived adverse development with respect to regulatory review of that application;

•	failure to successfully develop and commercialize our product candidates, including brincidofovir;

•	termination of any of our license or collaboration agreements;

•	any agency or judicial enforcement actions against us;

•	inability to obtain additional funding;

•	regulatory or legal developments in the United States and other countries applicable to our product candidates;

•	adverse regulatory decisions;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

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

Based upon shares of common stock outstanding as of December 31, 2014, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 29.3% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 29, 2014 and our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (a) December 31, 2018, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (d) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Failure to establish and maintain adequate finance infrastructure and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, and the related rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting expense and expend significant management efforts. In future years, our testing, or the subsequent testing by our independent registered public accounting firm if applicable, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley

Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the Securities and Exchange Commission, the NASDAQ Stock Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, we have existing shelf registration statements which are effective under which we can sell an aggregate of up to $108.9 million of securities, and for so long as we continue to satisfy the requirements to be deemed a well-known seasoned filer, we are permitted to file additional registration statements, which will be automatically effective, and allow us to sell additional securities from time-to-time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

We have broad discretion in the use of the net proceeds from our financing transactions and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our financing transactions. Because of the number and variability of factors that will determine our use of the net proceeds from our financing transactions, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we have invested the net proceeds from our financing transactions in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters are located at 2505 Meridian Parkway, Suite 340, Durham, North Carolina 27713 in a facility we lease encompassing approximately 21,000 square feet of office space. The leases for this facility expire in June 2015 and February 2018. We separately lease an additional 7,925 square feet of laboratory space in Durham, North Carolina. The lease for this facility expires in June 2018.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The NASDAQ Global Market on April 11, 2013 under the symbol “CMRX.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Year Ended December 31, 2014
	High	Low
First Quarter	$27.14	$15.54
Second Quarter	$23.26	$14.22
Third Quarter	$30.03	$19.35
Fourth Quarter	$40.86	$29.05

	Year Ended December 31, 2013
	High	Low
Second Quarter (beginning April 11, 2013)	$25.10	$15.11
Third Quarter	$27.00	$15.31
Fourth Quarter	$22.50	$12.96

Stock Performance Graph

The following graph shows a comparison from April 11, 2013 through December 31, 2014 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes as initial investment of $100 on April 11, 2013. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

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

Stockholders

As of December 31, 2014, there were 38 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	* Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,859,970	$15.79	2,092,125	(1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	1,859,970	$15.79	2,092,125	(1)

(1)	Of the 2,092,125 shares available for issuance, 944,599 were reserved for issuance under our 2013 Employee Stock Purchase Plan.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our securities during the period covered by this Annual Report.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

We derived the following selected consolidated statement of operations data for the years ended December 31, 2014, 2013, 2012, and 2011 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
Consolidated Statement of Operations Data	2014	2013	2012	2011
Revenues:
Contract revenue	$4,040	$4,370	$16,275	$12,046
Collaboration and licensing revenue	—	—	17,445	55
Total revenues	4,040	4,370	33,720	12,101
Operating expenses:
Research and development	45,379	24,662	30,106	30,108
General and administrative	17,527	8,327	6,397	6,985
Total operating expenses	62,906	32,989	36,503	37,093
Loss from operations	(58,866)	(28,619)	(2,783)	(24,992)
Other expense:
Interest expense, net	(445)	(1,232)	(776)	(212)
Fair value adjustments to preferred stock warrant liability	—	(6,590)	(847)	(385)
Loss on disposition of assets	(1)	(4)	—	—
Net loss	(59,312)	(36,445)	(4,406)	(25,589)
Accretion of redeemable convertible preferred stock	—	(34,108)	(4,357)	(9,565)
Net loss attributable to common shareholders	$(59,312)	(70,553)	(8,763)	(35,154)
Net loss per share, basic and diluted	$(1.80)	$(3.65)	$(5.75)	$(23.49)
Weighted-average shares outstanding, basic and diluted	33,003,714	19,307,422	1,524,628	1,496,262

	Years Ended December 31,
Consolidated Balance Sheet Data	2014	2013	2012	2011
Cash and cash equivalents	$128,462	$109,976	$19,906	$13,607
Short-term investments, available-for-sale (1)	106,114	—	9,849	5,918
Working capital	220,390	102,802	23,931	18,010
Long-term investments (1)	52,973	—	—	—
Total assets	291,878	113,387	32,031	25,432
Loan payable, net, current portion (2)	4,296	5,573	4,753	160
Loan payable, net, less current portion (2)	—	4,294	9,867	2,441
Redeemable convertible preferred stock warrant liability	—	—	7,512	6,491
Redeemable convertible preferred stock	—	—	107,723	103,366
Accumulated deficit	(222,042)	(162,730)	(101,032)	(93,678)
Total stockholders’ equity (deficit)	$274,636	$98,539	$(101,031)	$(93,680)

(1)	Further details of investments is available in "Notes to Consolidated Financial Statements, Note 1. Fair Value of Financial Instruments" in Item 8 of this Annual Report.

(2)	Loan payable is net of debt discount.

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

Overview

Chimerix, Inc. is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals to address unmet medical needs. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administered dosing regimens. Based on our proprietary lipid conjugate technology, our lead compound, brincidofovir (BCV, CMX001), is in Phase 3 clinical development. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Recent Developments

Interim Results from Phase 3 AdVise Trial

Our AdVise trial is a Phase 3 study of brincidofovir for the treatment of adenovirus (AdV) infection in allogeneic HCT recipients and other immunocompromised patients. In February 2015, we presented preliminary results from the first 85 subjects enrolled in the AdVise trial at the annual BMT Tandem Meetings. Patients with localized or disseminated adenovirus infection receive brincidofovir for 12 weeks and are followed for a minimum of 12 weeks after they complete treatment. Preliminary results showed a mortality rate of 37% (20 of 54) amongst allogeneic HCT recipients with disseminated disease; this mortality rate has clinical implications for the potential utility of brincidofovir in these patients, given published mortality rates of up to 80 percent for allogeneic transplant recipients with disseminated adenovirus disease. Notably, the allogeneic transplant recipients who began brincidofovir with localized or asymptomatic adenovirus infection had an observed mortality rate of 11 percent (2 of 18 subjects). Median observation in this analysis was 10 weeks following the first dose (range: 1 to 34 weeks). In addition to these important clinical outcomes, a median decrease of greater than 99 percent in the amount of AdV in the blood (or decreased to undetectable levels) was observed in the majority of patients. Over half of the patients enrolled in AdVise had more than one dsDNA viral infection at the time of enrollment. These results were consistent with the results observed in the first 45 subjects in the AdVise trial as presented at the October 2014 annual Infectious Disease Society of America meeting (IDWeek®).

The preliminary safety and tolerability data in this acutely ill patient population showed a low rate of withdrawal due to brincidofovir-associated adverse events (3/85, 4 percent), with three patients withdrawing from therapy due to lower gastrointestinal events.

Although adenovirus infection has been mostly described in a pediatric population, approximately one-third of subjects enrolled in AdVise were 18 years of age or older, with the oldest patient being 69 years old. Importantly, over half of the patients who qualified for AdVise had a second significant dsDNA (double-stranded DNA) viral infection in addition to adenovirus; these infections included BK virus (BKV) (46 percent), cytomegalovirus (28 percent) and Epstein Barr virus (6 percent).

Later in 2015, we will formally review with the U.S. Food and Drug Administration (FDA) a strategy of New Drug Application (NDA) submission for brincidofovir that will include efficacy and safety data from both the AdVise and SUPPRESS trials.

Selection of CMX669 as Clinical Candidate

On October 15, 2014, we announced the selection of a novel clinical candidate, CMX669, for BKV and cytomegalovirus (CMV). This new product candidate has demonstrated potent in vitro activity against CMV and BKV. We are currently evaluating CMX669 in preclinical testing. We are in the process of considering future studies involving CMX669 including the potential for initiating clinical studies in 2015.

ContraVir Commercial Agreement

On December 17, 2014, the Company entered into a license agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157. In exchange for the license to CMX157 rights, we received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, we are eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories.

Intellectual Property

On January 12, 2015, the United States Patent and Trademark Office issued a Notice of Allowance for a patent application covering a method of synthesis and the commercial morphic form of brincidofovir. On February 24, 2015, this patent issued to Chimerix as U.S. Patent No. 8,962,829. With the addition of this most recent patent, composition of matter coverage for brincidofovir in the U.S. is expected to extend to October 2034.

Financial Overview

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from government grants and contracts and the receipt of up-front proceeds under our collaboration and license agreement.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods of approximately one year each, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at Chimerix’s discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the first and second option segments of the contract during which we may receive up to a total of $5.3 million and $17.0 million in expense reimbursement and fees, respectively. The first option segment is expected to end on March 31, 2015 and the second option segment is scheduled to end on November 30, 2015. As of December 31, 2014, we had recognized revenue in aggregate of $36.7 million with respect to the base performance segment and first and second extension periods.

In July 2012, we entered into a collaboration and licensing agreement with Merck, Sharp & Dohme Corporation (Merck). The agreement provided for various types of payments, including a $17.5 million non-refundable upfront license fee, contingent event-based milestone payments and future royalties on net product sales. We recognized the upfront license fee payment from Merck as revenue for the year ended December 31, 2012, as our remaining performance obligations under the contract were not considered substantive. We did not recognize any revenue under this agreement for the years ended December 31, 2013 and 2014. The license agreement with Merck was terminated in May 2014.

On December 17, 2014, the Company entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV). In exchange for the license to CMX157 rights, we received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, we are eligible to receive clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. We recognized the upfront license fee payment from ContraVir as deferred revenue for the year ended December 31, 2014, as our performance obligations were not completed as of December 31, 2014.

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

•	salaries and related overhead expenses, which include stock option and employee stock purchase program compensation and benefits, for personnel in research and development functions;

•	payments to third-party manufacturers, which produce, test and package our drug substance and drug product (including continued testing of process validation and stability);

•	costs related to legal and compliance with regulatory requirements; and

•	license fees for and milestone payments related to licensed products and technologies.

From our inception through December 31, 2014, we have incurred approximately $199.0 million in research and development expenses, of which $165.6 million relates to our development of brincidofovir. We plan to increase our research and development expenses for the foreseeable future as we continue development of brincidofovir for the prevention of CMV infection in HCT recipients, for the treatment of AdV infections, for the prevention of CMV in kidney transplant recipients and for other indications, and to advance the development of our other product candidates, subject to the availability of additional funding.

The table below summarizes our research and development expenses for the periods indicated (in thousands). Our direct research and development expenses consist primarily of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, preclinical development, and payments to third-party manufacturers of drug substance and drug product. We typically use our employee and infrastructure resources across multiple research and development programs.

	Years Ended December 31,
	2014	2013	2012
Direct research and development expenses	$31,401	$13,185	$22,013
Research and development personnel costs	10,741	9,344	5,914
Indirect research and development expenses	3,236	2,134	2,179
Total research and development expenses	$45,379	$24,662	$30,106

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

Brincidofovir

The majority of our research and development resources are currently focused on our Phase 3 trial of brincidofovir for prevention of CMV in HCT recipients, SUPPRESS, our Phase 3 trial of brincidofovir as a treatment for AdV, AdVise, and our other planned clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of brincidofovir for approval in the United States and equivalent health authority approval outside the United States. We have incurred and expect to continue to incur significant expense in connection with these efforts, including expenses related to:

•	manufacturing to produce, test and package our drug substance and drug product for brincidofovir; and

•	initiation, enrollment, and conduct of SUPPRESS;

•	initiation, enrollment, and conduct of AdVise; and

•	initiation, enrollment, and conduct of a kidney transplant trial.

In addition, pursuant to our contract with BARDA, we are evaluating brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and pharmacokinetics of brincidofovir in the animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and brincidofovir 100 mg tablets. During the first option segment of the contract, we performed additional animal testing of brincidofovir. In September 2014, we initiated performance under the second option segment of the contract with BARDA and performed additional animal testing of brincidofovir.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, marketing, investor relations, information technology, legal, human resources and administrative support functions, including share-based compensation expenses and benefits. Other significant general and administrative expenses include the pre-launch activities for brincidofovir, accounting and legal services, cost of various consultants, director and officer liability insurance, occupancy costs and information systems.

We expect that our general and administrative expenses will continue to increase due to the potential commercialization of our product candidates. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants.

Interest Income (Expense), Net

Interest income consists of interest earned on our cash, cash equivalents, short-term investments and long-term investments.

Interest expense consists primarily of interest accrued or paid on amounts outstanding under our Loan and Security Agreement (LSA) with Silicon Valley Bank (SVB) and MidCap Financial SBIC, LP (MidCap). In January 2012, we borrowed $3.0 million under the LSA, and in September 2012, we borrowed an additional $12.0 million. As of December 31, 2014, the balance of the loan was $4.3 million.

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

Share-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $4.4 million, $3.1 million and $1.4 million was recognized in the years ended December 31, 2014, 2013 and 2012, respectively. The share-based compensation expense recognized included expense for stock options, restricted stock units (RSUs) and our employee stock purchase plan purchase rights.

We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes pricing model. This estimate is affected by our stock price as well as assumptions including the expected volatility, expected term, risk-free interest rate, expected dividend yield, expected rate of forfeiture and the fair value of the underlying common stock on the date of grant.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. In addition, our reported financial condition and results of operations could vary if new accounting standards are enacted that are applicable to our business.

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2014 included in this Annual Report. We believe that our accounting policies relating to revenue recognition, research and development prepaids and accruals, investments and share-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 to our audited consolidated financial statements included in this Annual Report.

Revenue Recognition

We derive our revenues from two sources: contracts and grants, and collaborations and licensing. Contract and grant revenue is revenue generated pursuant to federal contracts and other awarded grants. Collaboration and licensing revenue is revenue related to license and collaboration agreements. We recognize revenue in accordance with the criteria outlined in the Securities and Exchange Commission (SEC)’s Topic 13 and Accounting Standards Codification (ASC) 605-25 and by the Financial Accounting Standards Board. Following these accounting pronouncements, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred and risk of loss has passed; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

From our inception through December 31, 2014, we have not generated any revenue from product sales. For the same period, we have generated $74.2 million in grant and contract revenue. We recognize revenue under government grants and contracts as qualifying research activities are conducted based on invoices received from company vendors. Any amounts received in advance of performance are recorded as deferred revenue until earned.

In July 2012, we entered into a collaboration and licensing agreement with Merck, Sharp & Dohme Corporation (Merck). The agreement provided for various types of payments, including a $17.5 million non-refundable upfront license fee, contingent event-based milestone payments and future royalties on net product sales. We recognized the upfront license fee payment from Merck as revenue for the year ended December 31, 2012, as our remaining performance obligations under the contract were not considered substantive. The contingent event-based payments pursuant to our agreement with Merck did not meet the definition of a milestone as achievement of the triggering event for such payments was based on the performance of Merck and not our performance. Therefore the milestone method was not applied to any such payments. We did not recognize any revenue under this agreement for the years ended December 31, 2014 and 2013. The license agreement with Merck was terminated in May 2014.

On December 17, 2014, we entered into a collaboration and license agreement with ContraVir Pharmaceuticals. In exchange for the license to CMX157 rights, we received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, we are eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories.

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. We recorded this amount as a long-term investment and deferred revenue. Upon completion of the transfer of the IND and technical know-how related to CMX157, we will recognize the upfront payment as revenue. As of December 31, 2014, this transfer had not been completed.

Research and Development Prepaids and Accruals

As part of the process of preparing financial statements, we are required to estimate our expenses resulting from our obligation under contracts with vendors and consultants and clinical site agreements in connection with our research and development efforts. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts.

Our objective is to reflect the appropriate research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of our research and development efforts. We determine prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. We adjust our rate of research and development expense recognition if actual results differ from our estimates. We make estimates of our prepaid and accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2014, there had been no material adjustments to our prior period estimates of prepaid and accruals for research and development expenses. Our research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Investments

Investments consist primarily of corporate bonds, brokered certificates of deposit, U.S. Treasury securities, commercial paper, and preferred stock of an unconsolidated affiliate. We invest in high-credit quality investments in accordance with our investment policy which minimizes the probability of loss.

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders deficit. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income or expense, net. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. We periodically review available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of our amortized cost basis. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the years ended December 31, 2014 and 2013.

We also analyze our investments in unconsolidated affiliates for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the unconsolidated affiliate, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter the assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

Valuation of Share-Based Compensation

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

Share-based compensation expense includes stock options and RSUs granted to employees, stock options granted to non-employees and employee stock purchase plan purchase rights and has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows:

	Years Ended December 31,
	2014	2013	2012
Income Statement Classification:
Research and development expense:
Employee	$1,085	$1,905	$336
Non-employee	—	67	80
General and administrative expense:
Employee	3,326	1,017	921
Non-employee	—	82	59
Total stock-based compensation expense	$4,411	$3,071	$1,396

We calculate the fair value of RSU based compensation based on the closing price of our common stock on the date the RSU vests.

We calculate the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

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

•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

•	The assumed dividend yield is based on our expectation of not paying dividends for the foreseeable future.

•	We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2014, 2013, and 2012 are set forth below:

Employee Stock Options

	Years Ended December 31,
	2014	2013	2012
Expected volatility	71.81%	76.40%	80.55%
Expected term (in years)	6.0	6.1	6.0
Weighted-average risk-free interest rate	1.92%	1.49%	0.86%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$14.00	$2.52	$1.93

Non-employee Stock Options

	Years Ended December 31,
	2014	2013	2012
Expected volatility	68.63%	79.69%	81.77%
Expected term (in years)	5.7	6.2	5.8
Weighted-average risk-free interest rate	1.87%	1.30%	0.78%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$14.13	$5.01	$3.48

Employee Stock Purchase Plan

	Years Ended December 31,
	2014	2013	2012
Expected volatility	74.24%	51.22%	*
Expected term (in years)	0.8	1.3	*
Weighted-average risk-free interest rate	0.09%	0.25%	*
Expected dividend yield	—%	—%	*
Weighted-average option value per share	$9.93	$4.20	*

*Employee stock purchase plan initiated in 2013.

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

Fair Value Adjustments to Warrant Liability

We issued warrants to purchase shares of our Series F preferred stock in connection with (i) a loan and security agreement entered into with SVB and MidCap in January 2012, and (ii) an equity financing agreement with certain investors for the sale of Series F preferred stock, which occurred in February 2011. As discussed in Note 6 to our audited financial statements for the year ending December 31, 2014 included in this Annual Report, the warrants to purchase shares of our Series F preferred stock were classified as a liability and were required to be measured at fair value for the year ending December 31, 2012. Upon completion of our IPO in April 2013, these warrants were adjusted to a fair value of $14.1 million. The warrant liability was reclassified as common stock warrants and therefore no longer required revaluation.

The adjustment to the fair valuation of the warrants resulted in other expense of $0 million, $6.6 million and $0.8 million for the year ended December 31, 2014, 2013 and 2012, respectively. The warrants were valued using a two stage process. Using a contingent claims model, the fair value of total equity and all components of our capital structure, including the warrants, was determined as of the time of our sale of Series F preferred stock. Using this value as a starting point, a series of equity values and associated probabilities were calculated using simulation methodologies that incorporated both Monte Carlo and risk neutral frameworks. Using a contingent claims framework, each equity value in the array was allocated to the various components of the capital structure including the warrants. Each warrant value was weighted by its respective probability to determine the final fair value of the warrants as of December 31, 2012 and 2011. Upon completion of our IPO, all outstanding warrants to purchase redeemable convertible preferred stock were converted into common stock warrants and no longer required to be remeasured.

Utilization of Net Operating Loss Carryforwards

At December 31, 2014, we had net operating loss carryforwards for federal and state tax purposes of approximately $192.6 million and $156.9 million, respectively. At December 31, 2013, we had net operating loss carryforwards for federal and state tax purposes of approximately $117.5 million and $106.0 million, respectively. In addition, we had tax credit carryforwards for federal tax purposes of approximately $6.1 million as of December 31, 2014, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50% aggregate change in ownership of certain significant stockholders or groups over a three-year period (a Section 382 ownership change), utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our initial public offering, our private placement and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2014 and December 31, 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and December 31, 2013, together with the changes in those items in dollars and percentage (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	% Change
	2014	2013	Increase/(Decrease)
Revenues:
Contract revenue	$4,040	$4,370	$(330)	(7.6)%
Total revenues	4,040	4,370	(330)	(7.6)%
Operating expenses:
Research and development	45,379	24,662	20,717	84.0%
General and administrative	17,527	8,327	9,200	110.5%
Total operating expenses	62,906	32,989	29,917	90.7%
Loss from operations	(58,866)	(28,619)	30,247	105.7%
Other expenses:
Interest expense, net	(445)	(1,232)	(787)	(63.9)%
Fair value adjustments to preferred stock warrant liability	—	(6,590)	(6,590)	(100.0)%
Loss on disposition of assets	(1)	(4)	(3)	75.0%
Net loss	$(59,312)	$(36,445)	$22,867	62.7%

Contract Revenue

For the year ended December 31, 2014, contract revenue decreased to $4.0 million compared to $4.4 million for the year ended December 31, 2013. The decrease of $0.3 million, or 7.6%, was related to a decline in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the year ended December 31, 2014, our research and development expenses increased to $45.4 million compared to $24.7 million for the year ended December 31, 2013. The increase of $20.7 million, or 84.0%, was primarily related to the following:

•	an increase in clinical trial expenses of $14.9 million primarily related to the ongoing Phase 3 SUPPRESS trial, which was in start-up mode in 2013, and the initiation of our Phase 3 AdVise trial;

•	an increase in drug manufacturing costs of $1.6 million due to ongoing commercial process validation for brincidofovir and CMX669 manufacturing development;

•	an increase in animal studies of $1.4 million related to work under the BARDA contract and preclinical CMX669 development; and

•
an increase in cash compensation expense of $2.3 million due to the addition of 23 employees in 2014, partially offset by the reduction in non-cash share-based compensation of $0.9 million primarily related to the effect of an out of period adjustment in 2014 to properly state additional paid in capital related to RSUs.

General and Administrative Expenses

For the year ended December 31, 2014, our general and administrative expenses increased to $17.5 million compared to $8.3 million for the year ended December 31, 2013. The increase of $9.2 million, or 110.5%, was related to the following:

•
an increase of $4.7 million in compensation costs, consisting of an increase in cash compensation expense of $1.9 million primarily related to the addition of 6 new employees in 2014, a $0.6 million one-time severance charge in 2014 for the former CEO, and an increase in non-cash share-based compensation of $2.2 million;

•	an increase of $3.2 million of commercialization expenses in preparation of the launch of brincidofovir; and

•	an increase of $0.6 million of external service costs and $0.5 million of insurance and taxes attributable to the growth of business.

Interest Expense, Net

For the year ended December 31, 2014, our net interest expense decreased to $0.4 million compared to $1.2 million for the year ended December 31, 2013. The decrease of $0.8 million, or 63.9%, was attributable to a $0.6 million decrease in interest expense as we continued to make principal payments on our existing debt with no additional borrowing in 2014 and a $0.2 million increase in interest income related to the increased cash and investment balances we held in 2014.

Fair Value of Warrant Adjustment

Our outstanding Series F preferred warrants were deemed to be derivative instruments that required liability classification and mark-to-market accounting. As such, the applicable fair value of the warrants was determined using a two-stage, contingent claims model, resulting in the recognition of additional expenses of $6.6 million for the year ended December 31, 2013. This expense was primarily due to the increased likelihood of the occurrence of a liquidity event as well as the underlying stock price. Upon the completion of our IPO in April 2013, these warrants converted to common stock warrants and were no longer considered to be a derivative instrument and no further expense was incurred.

Comparison of the Years ended December 31, 2013 and 2012

The following table summarizes the results of our operations for the years ended December 31, 2013 and 2012, together with the year-over-year changes in those items in dollars (in thousands, except for percentages):

	Years Ended December 31,		Dollar Change	% Change
	2013	2012	Increase/(Decrease)
Revenues:
Contract revenue	$4,370	$16,275	$(11,905)	(73.1)%
Collaboration and licensing revenue	—	17,445	(17,445)	*
Total revenues	4,370	33,720	(29,350)	(87)%
Operating expenses:
Research and development	24,662	30,106	(5,444)	(18.1)%
General and administrative	8,327	6,397	1,930	30.2%
Total operating expenses	32,989	36,503	(3,514)	(9.6)%
Loss from operations	(28,619)	(2,783)	25,836	*
Other expenses:
Interest expense, net	(1,232)	(776)	456	58.8%
Fair value adjustments to preferred stock warrant liability	(6,590)	(847)	5,743	*
Loss on disposition of assets	(4)	—	4	*
Net loss	$(36,445)	$(4,406)	$(32,039)	727.2%

* Not meaningful or not calculable

Contract Revenue

Contract revenue for the years ended December 31, 2013 and 2012, was $4.4 million and $16.3 million, respectively. The decrease of $11.9 million, or 73.1%, was related to a decline in reimbursable expenses related to our contract with BARDA. During the year ended December 31, 2012, in connection with our performance under the base segment of the BARDA contract, we were fully engaged in clinical trials, drug product manufacturing and animal studies.  For the year ended December 31, 2013, we completed performance of the base segment of the BARDA contract in May and commenced performance under the first option segment in June.

Collaboration and Licensing Revenue

Collaboration and license fee revenue for the year ended December 31, 2012, consisted of revenue from an upfront license payment related to our exclusive collaboration and license arrangement with Merck for the rights to CMX157. The upfront license payment was fully recognized in the quarter in which execution of a definitive agreement took place. We did not have any collaboration and license revenue for the year ended December 31, 2013.

Research and Development Expenses

For the year ended December 31, 2013, our research and development expenses decreased to $24.7 million compared to $30.1 million for the year ended December 31, 2012. The decrease of $5.4 million, or 18.1%, was primarily related to the following:

•
a decrease in clinical trial expenses of $5.1 million related to the completion of multiple Phase 1 and Phase 2 clinical studies in the year ended December 31, 2013, combined with the fact that our activities associated with our Phase 3 SUPPRESS trial were in start-up mode in 2013;

•	a decrease in consulting fees of $1.4 million as we hired 4 additional employees in 2013;

•	a decrease in BARDA contracted work of $1.3 million related to drug manufacturing validation and animal studies;

•	a decrease in license fee expenses of $875,000 due to the payment of fees to University of California, San Diego (UCSD) associated with the exclusive license of CMX157 to Merck in July 2012; and

•
offset by an increase in compensation expense of $2.0 million due to the addition of 4 employees in 2013 and a full year of compensation for 7 employees who joined in the second half of 2012 and the one-time, non-cash share-based compensation expense of $1.4 million related to the vesting of RSUs upon completion of our IPO.

General and Administrative Expenses

During the years ended December 31, 2013 and 2012, our general and administrative expenses were $8.3 million and $6.4 million, respectively, representing an increase of $1.9 million, or 30.2%. This increase in general and administrative expenses was related to the following:

•	an increase in non-cash share-based compensation for the one-time expense of $560,000 related to the vesting of RSUs upon the completion of our IPO;

•	an increase of $489,000 for professional fees associated with the registration and sale of share of our common stock by existing shareholders in October 2013; and

•	an increase in legal and external service costs attributable to the growth of business and preparations associated with operating as a public company.

Interest Expense, Net

During the years ended December 31, 2013 and 2012, our interest expense, net was $1.2 million and $0.8 million, respectively, The increase of $0.5 million was attributable to the increased interest expense associated with the larger outstanding loan balance for the year ended December 31, 2013, compared to the year ended December 31, 2012, as we drew upon the second tranche of our loan late in the third quarter of 2012.

Fair Value of Warrant Adjustment

Some of our outstanding warrants during the years ended December 31, 2013 and 2012 were deemed to be derivative instruments that require liability classification and mark-to-market accounting. As such, at the end of each reporting period, we determined the fair value of the warrants using a two-stage, contingent claims model, resulting in the recognition of additional losses of $6.6 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively. These losses were primarily due to the increased value of the warrants due to increased likelihood of the occurrence of a liquidity event.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since our inception in 2000 and, as of December 31, 2014, we had an accumulated deficit of $222.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

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

The securities described above were offered by us pursuant to a shelf registration statement declared effective by the SEC on May 16, 2014. The shelf registration statement allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities, up to a total aggregate offering price of $200.0 million from time to time in one or more offerings. As of December 31, 2014, we had sold approximately $119.4 million of our common stock under this shelf registration statement.

On November 5, 2014, we completed an underwritten public offering of 4,197,500 shares of common stock, including 547,500 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $29.00 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $114.0 million. The securities described above were offered by the Company pursuant to an automatic shelf registration statement which immediately became effective by rule of the SEC on October 29, 2014. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue shares of our common stock up to a total aggregate offering price of $150.0 million from time to time in one or more offerings. As of December 31, 2014, we had sold approximately $121.7 million of our common stock under this shelf registration statement.

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

We believe that our existing cash, cash equivalents, short-term investments, and long-term investments will enable us to fund our current operating expenses and capital requirements into 2016. Such operating and capital requirements do not contemplate incremental expenses associated with a full scale commercial launch of brincidofovir. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

Since our inception through December 31, 2014, we have funded our operations principally with $433.6 million (net of issuance costs of $23.9 million) from the sale of common stock and preferred stock, $37.4 million of research funding from our various National Institute of Allergy and Infectious Diseases awards, $36.7 million in revenue from our BARDA contract, debt financings totaling $21.0 million, $17.5 million of licensing revenue, and $8.4 million from stock option and warrant exercises. As of December 31, 2014, we had capital available to fund operations of approximately $285.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

During 2012, we entered into a loan and security agreement with SVB and MidCap allowing for borrowings up to $15.0 million. In January 2012, we borrowed $3.0 million under this agreement which had an interest only period for twelve months, followed by a thirty month principal and interest period at a rate of 8.25%. In September 2012, we borrowed an additional $12.0 million under this agreement which had an interest only period of six months, followed with a thirty-two month principal interest period at a rate of 8.25%. As of December 31, 2014, the balance of the loan was $4.3 million.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods (in thousands):

	Years Ended December 31,
Cash sources and uses:	2014	2013	2012
Net cash used in operating activities	$(47,077)	$(25,559)	$(1,876)
Net cash (used in) provided by investing activities	(159,700)	9,462	(4,139)
Net cash provided by financing activities	225,263	106,167	12,314
Net increase in cash and cash equivalents	$18,486	$90,070	$6,299

Operating Activities

Net cash used in operating activities of $47.1 million for the year ended December 31, 2014 was primarily the result of our $59 million net loss, offset by the add-back of non-cash expenses of $4.4 million for stock based compensation and $1.2 million of amortization of discounts on investments. The change in operating assets and liabilities includes an increase in accounts payable and accrued liabilities of $6.2 million primarily related to increased research and development activities for our Phase 3 SUPPRESS clinical trial, an increase in prepaid expenses and other assets of $0.1 million, offset by a decrease of $0.1 million in accounts receivable due to a decrease in reimbursable expenses related to our contract with BARDA.

Net cash used in operating activities of $25.6 million during the year ended December 31, 2013 was primarily the result of our $36.4 million net loss, offset by the add-back of non-cash expenses of $6.6 million related to the revaluation of our warrant liability and $3.1 million for stock based compensation. The change in operating assets and liabilities includes an increase in prepaid expenses and other assets of $1.8 million primarily related to start-up activities of our Phase 3 SUPPRESS clinical trial, offset by a decrease of $0.5 million in accounts receivable due to a decrease in reimbursable expenses related to our contract with BARDA and an increase in accounts payable and accrued liabilities of $1.8 million.

Net cash used in operating activities of $1.9 million during the year ended December 31, 2012 was primarily the result of our $4.4 million net loss, offset by the add-back of non-cash expenses of $0.8 million related to the revaluation of our warrant liability and $1.4 million for stock based compensation.

Investing Activities

Net cash used in investing activities of $159.7 million during the year ended December 31, 2014 was primarily the result of purchases of short-term and long-term investments, offset by maturities of short-term investments. Net cash provided in investing activities of $9.5 million during the year ended December 31, 2013 was the result of maturity of certain short-term investments. Net cash used in investing activities of $4.1 million during the year ended December 31, 2012 was primarily the result of the purchases of securities offset by maturities of short-term investments.

Financing Activities

Net cash provided by financing activities of $225.3 million for the year ended December 31, 2014 was primarily the result of approximately $225.9 million in net proceeds from the completion of two public offerings and $5.0 million from the exercise of stock options, warrants and purchases under the ESPP, offset by $5.7 million in debt repayment. Net cash provided by financing activities of $106.2 million during the year ended December 31, 2013 was primarily the result of approximately $107.6 million in net proceeds from the completion of our IPO and $3.5 million from the exercise of stock options and warrants, offset by $5.0 million in debt repayment. Net cash provided by financing activities of $12.3 million for the year ended December 31, 2012 was primarily the result of loan proceeds from the first and second tranche of our loan, offset by the repayment of our previous loan.

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

On May 27, 2014, we completed an underwritten public offering of 8,395,000 shares of common stock, including 1,095,000 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $14.22 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $111.8 million. The securities described above were offered by us pursuant to a shelf registration statement declared effective by the SEC on May 16, 2014. The shelf registration statement allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities, up to a total aggregate offering price of $200.0 million from time to time in one or more offerings. As of December 31, 2014, we had sold approximately $119.4 million of our common stock under this shelf registration statement.

On November 5, 2014, we completed an underwritten public offering of 4,197,500 shares of common stock, including 547,500 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $29.00 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $114.0 million. The securities described above were offered by the Company pursuant to an automatic shelf registration statement which immediately became effective by rule of the SEC on October 29, 2014. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue shares of our common stock up to a total aggregate offering price of $150.0 million from time to time in one or more offerings. As of December 31, 2014, we had sold approximately $121.7 million of our common stock under this shelf registration statement.

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

•
the willingness of the FDA to accept AdVise, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and approval of brincidofovir for the treatment of adenovirus infection;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the ability to continue to receive government funding;

•	the achievement of milestones under our agreement with ContraVir;

•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

•	the ability of our product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs associated with securing, establishing and maintaining commercialization and manufacturing capabilities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases (1)	$1,695	$541	$1,027	$128	$—
Loan payable (2)	4,688	4,688	—	—	—
Minimum royalties (3)	1,550	—	150	400	1,000
Other (4)	247	247
Total	$8,179	$5,475	$1,177	$528	$1,000

(1)
Consists of our corporate headquarters leases encompassing 21,000 square feet of office space that expire in June 2015 and February 2018, and our laboratory lease encompassing 7,925 square feet that expires in June 2018, both of which are located in Durham, North Carolina.

(2)	Consists of our loan and security agreement with SVB and MidCap, pursuant to which we have borrowed $15.0 million in principal which bears interest at a rate of 8.25% and is repayable in 2015.

(3)	Consists of amounts payable under a license agreement with the University of Michigan for certain intellectual property related to the Chimerix Chemical Library.

(4)	Consists of severance payable to our former CEO.

In addition to the amounts set forth in the table above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. Under our license agreement with UCSD, we made milestone and sublicense payments totaling approximately $1.2 million through December 31, 2014. We will be required to make additional payments when certain milestones are achieved and we are obligated to pay royalties based on future product sales. As of December 31, 2014, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. In connection with the development and commercialization of brincidofovir and CMX157 (which we have licensed to ContraVir Pharmaceuticals), in addition to royalties on product sales, we could be required to pay UC up to an aggregate of $3.4 million in milestone payments, assuming the achievement of all applicable milestone events under the license agreement. Under our license agreement with the University of Michigan, we are required to pay minimum royalties from 2016 through the expiration of the last licensed patent (which we estimate will occur in 2024) which are included in the table above, but any additional royalties that may be payable under the University of Michigan agreement are not estimable and therefore not included in the table above.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2014 or 2013.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets as of December 31, 2014 and 2013	70
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012	71
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2014, 2013 and 2012	72
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	73
Notes to Consolidated Financial Statements	74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Chimerix, Inc.

We have audited the accompanying consolidated balance sheets of Chimerix, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, statements of redeemable convertible preferred stock and stockholders’ equity (deficit), and statements of cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chimerix, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 6, 2015

CHIMERIX, INC.
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$128,462	$109,976
Short-term investments, available-for-sale	106,114	—
Accounts receivable	106	248
Prepaid expenses and other current assets	2,775	2,785
Total current assets	237,457	113,009
Long-term investments	52,973	—
Property and equipment, net of accumulated depreciation	1,310	338
Other long-term assets	138	40
Total assets	$291,878	$113,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,938	$2,214
Accrued liabilities	6,833	2,420
Loan payable, net, current portion	4,296	5,573
Total current liabilities	17,067	10,207
Loan payable, net, less current portion	—	4,294
Other long-term liabilities	175	347
Total liabilities	17,242	14,848
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2014 and
2013; no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2014 and
2013; 41,031,770 and 26,664,972 shares issued and outstanding at December 31, 2014 and
2013, respectively	41	26
Additional paid-in capital	496,602	261,243
Accumulated other comprehensive gain	35	—
Accumulated deficit	(222,042)	(162,730)
Total stockholders’ equity	274,636	98,539
Total liabilities and stockholders’ equity	$291,878	$113,387

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Contract revenue	$4,040	$4,370	$16,275
Collaboration and licensing revenue	—	—	17,445
Total revenues	4,040	4,370	33,720
Operating expenses:
Research and development	45,379	24,662	30,106
General and administrative	17,527	8,327	6,397
Total operating expenses	62,906	32,989	36,503
Loss from operations	(58,866)	(28,619)	(2,783)
Other expenses:
Interest expense, net	(445)	(1,232)	(776)
Fair value adjustments to preferred stock warrant liability	—	(6,590)	(847)
Loss on disposition of assets	(1)	(4)	—
Net loss	(59,312)	(36,445)	(4,406)
Other comprehensive loss:
Unrealized gain on investments, net	35	2	2
Comprehensive loss	$(59,277)	$(36,443)	$(4,404)
Net loss	$(59,312)	$(36,445)	$(4,406)
Accretion of redeemable convertible preferred stock	—	(34,108)	(4,357)
Net loss attributable to common stockholders	$(59,312)	$(70,553)	$(8,763)
Per share information:
Net loss, basic and diluted	$(1.80)	$(3.65)	$(5.75)
Weighted-average shares outstanding, basic and diluted	33,003,714	19,307,422	1,524,628

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2011	$103,366	$2	$—	$(4)	$(93,678)	$(93,680)
Share-based compensation	—	—	1,396	—	—	1,396
Exercise of stock options	—	1	13	—	—	14
Dividends on redeemable preferred stock	3,600	—	(1,409)	—	(2,191)	(3,600)
Adjustment of redeemable preferred stock to redemption value	757	—	—	—	(757)	(757)
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	2	—	2
Net loss	—	—	—	—	(4,406)	(4,406)
Total comprehensive loss						(4,404)
Balance, December 31, 2012	107,723	3	—	(2)	(101,032)	(101,031)
Share-based compensation	—	—	3,071	—	—	3,071
Exercise of stock options	—	—	1,946	—	—	1,946
Dividends on redeemable preferred stock	976	—	(349)	—	(627)	(976)
Adjustment of redeemable preferred stock to redemption value	33,132	—	(8,506)	—	(24,626)	(33,132)
Exercise of warrants	—	—	1,537	—	—	1,537
Issuance of 8,418,000 shares of common stock at $14.00 per share, net
net of issuance costs of $10,217,696	—	23	107,611	—	—	107,634
Conversion of redeemable preferred stock into common stock	(141,831)	—	141,831	—	—	141,831
Reclassification of redeemable preferred stock warrant liability to
additional paid in capital	—	—	14,102	—	—	14,102
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	2	—	2
Net loss	—	—	—	—	(36,445)	(36,445)
Total comprehensive loss						(36,443)
Balance, December 31, 2013	—	26	261,243	—	(162,730)	98,539
Share-based compensation	—	—	4,411	—	—	4,411
Exercise of stock options	—	2	4,591	—	—	4,593
Exercise of warrants	—	—	6	—	—	6
Employee stock purchase plan purchases	—	1	425	—	—	426
Issuance of 8,395,000 shares of common stock at $14.22 per share, net
of issuance costs of $7,531,172	—	8	111,837	—	—	111,845
Issuance of 4,197,500 shares of common stock at $29.00 per share, net
net of issuance costs of $7,633,815	—	4	114,089	—	—	114,093
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	35	—	35
Net loss	—	—	—	—	(59,312)	(59,312)
Total comprehensive loss						(59,277)
Balance, December 31, 2014	$—	$41	$496,602	$35	$(222,042)	$274,636

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(59,312)	$(36,445)	$(4,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	283	258	280
Amortization of debt costs	148	248	238
Amortization of premium/discount on investments	1,175	196	84
Loss on disposition of assets	1	4	—
Share-based compensation	4,411	3,071	1,396
Amortization of deferred lease obligation	(19)	10	—
Fair value adjustments to preferred stock warrant liability	—	6,590	847
Changes in operating assets and liabilities:
Accounts receivable	142	535	3,404
Prepaid expenses and other assets	(108)	(1,790)	65
Accounts payable and accrued liabilities	6,202	1,764	(3,784)
Net cash used in operating activities	(47,077)	(25,559)	(1,876)
Cash flows from investing activities:
Purchases of property and equipment	(1,018)	(193)	(126)
Purchases of short-term investments	(155,433)	(1,852)	(9,907)
Purchases of long-term investments	(55,337)	—	—
Sales of short-term investments	3,499	750	—
Maturities of short-term investments	48,589	10,757	5,894
Net cash (used in) provided by investing activities	(159,700)	9,462	(4,139)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,592	1,946	14
Proceeds from employee stock purchase plan stock purchases	426	—	—
Proceeds from exercise of warrants	6	1,537	—
Proceeds from issuance of debt	—	—	15,000
Proceeds from public offerings, net of offering costs	225,939	107,634	—
Debt discount	—	—	(75)
Repayments of debt	(5,700)	(4,950)	(2,601)
Payments for stock offering and deferred financing costs	—	—	(24)
Net cash provided by financing activities	225,263	106,167	12,314
Net increase in cash and cash equivalents	18,486	90,070	6,299
Cash and cash equivalents:
Beginning of period	109,976	19,906	13,607
End of period	$128,462	$109,976	$19,906
Supplemental disclosure of cash flow information
Cash paid for interest	$614	$1,092	$448
Non-cash acquisition of investment in U.S. corporation	$1,545	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals to address unmet medical needs. The Company was founded in 2000 based on the promise of its proprietary lipid technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administered dosing regimens. Based on the Company’s lipid conjugate technology, its lead compound, brincidofovir (BCV, CMX001), is in Phase 3 clinical development. In addition, the Company has an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of the Company’s consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Although these estimates are based on knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity (deficit).

Cash and Cash Equivalents

The Company considers any highly liquid instrument with an original maturity of three months or less at acquisition to be a cash equivalent. Cash equivalents consist of money market accounts.

Investments

Investments consist primarily of corporate bonds, brokered certificates of deposit, U.S. Treasury securities, commercial paper, and preferred stock of a U.S. corporation. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the probability of loss.

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders deficit. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income or expense, net. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the years ended December 31, 2014, 2013 and 2012.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. Accounts receivable represent amounts due from an agency of the federal government.

Accounts Receivable

Accounts receivable at December 31, 2014 and December 31, 2013 consisted of amounts billed under the Company’s contract with the Biomedical Advanced Research and Development Authority (BARDA). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

At December 31, 2014 and 2013, the Company had cash equivalents, consisting of money market accounts, and short-term and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At December 31, 2014, the Company had cash equivalents, short-term investments and long-term investments comprised of corporate bonds, commercial paper and brokered certificates of deposit for which quoted prices are not available that are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

The warrants issued for Series F redeemable convertible preferred stock included in the Company’s 2012 consolidated financial statements are categorized as Level 3 as there are significant unobservable inputs. The valuation of the warrants at December 31,

2012 reflected a two stage process. Using a contingent claims model in combination with the Company’s Series F financing, which occurred in February 2011, the fair value of total equity and all components of the Company’s capital structure, including the warrants, was determined as of the time of the financing event. Using this value as a starting point, a series of equity values and associated probabilities were calculated using simulation methodologies that incorporate both Monte Carlo and risk neutral frameworks. Based on assessments of expected returns and volatilities consistent with market practice, a distribution of equity values was produced which covered the range of values that an informed market participant might expect. These outcomes were organized into ranges and a probability calculated based on the percent of the total falling into each range. This process created a range of equity values. Using a contingent claims framework, each equity value was allocated to the various components of the capital structure including the warrants. Each warrant value was weighted by its respective probability to determine the final fair value of the warrants as of December 31, 2012. The key unobservable inputs used in the determination of the fair value were (i) volatility – 79%, (ii) range of implied fair value of the Series F redeemable convertible preferred stock – $2.19 to $2.85 , (iii) time to liquidity – 8 months to 5 years, and (iv) range of probabilities of liquidity event outcomes – 2% to 31%. The warrants were valued again at April 10, 2013, just prior to the Company’s IPO, using a Black-Scholes valuation model. The key unobservable inputs used in determination of the fair value at that time were (i) volatility – 79%, (ii) fair value of the Series F redeemable convertible preferred stock – $3.94 , (iii) expected life – 2.5 years, (iv) risk-free interest rate – 0.24%, and (v) dividend yield – 0%. As the warrants for Series F redeemable convertible preferred stock converted to warrants for common stock upon the IPO, no future valuations are necessary.

The Company’s preferred stock investment in ContraVir Pharmaceuticals (NASDAQ: CTRV) (ContraVir), included in the Company’s 2014 consolidated financial statements is categorized as Level 3 as there are significant unobservable inputs. The Company performed a valuation of the investment at December 17, 2014, which was the effective date of the licensing agreement upon which the Company acquired its investment in ContraVir. The value of the Preferred Series B Convertible shares was calculated on an as if converted to common share basis with a discount for lack of marketability applied due to the 18 month restriction from the date of the agreement on selling the converted common shares. An option pricing model was used to determine the discount for lack of marketability of 25%. The key unobservable inputs used in the option pricing model were (i) exercise price - $1.79, (ii) dividend yield - 0%, (iii) expected holding period - 1.5 years, (iv) risk-free rate - 0.43%, and (v) volatility - 66%. The Preferred Series B Convertible shares were valued again at December 31, 2014, using a similar valuation model. The key unobservable inputs used in determination of the discount for lack of marketability at that time were (i) exercise price - $2.22, (ii) dividend yield - 0%, (iii) expected holding period - 1.5 years, (iv) risk-free rate - 0.44%, and (v) volatility - 65%. The increase in valuation of the Preferred Series B Convertible shares from the effective date of the agreement to year-end was recorded as an unrealized gain in investment in the Consolidated Statements of Operations and Comprehensive Loss.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
		December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$125,606	$125,606	$—	$—
Certificates of deposit	480	—	480	—
Total cash equivalents	126,086	125,606	480	—
Short-term investments
Certificates of deposit	16,981	—	16,981	—
Corporate bonds	69,892	—	69,892	—
Commercial paper	11,240	—	11,240	—
U.S. Treasury securities	8,000	8,000	—	—
Total short-term investments	106,114	8,000	98,114	—
Long-term investments
Certificates of deposit	10,996	—	10,996	—
U.S. Treasury securities	40,197	40,197	—	—
Preferred stock of U.S. corporation	1,781	—	—	1,781
Total long-term investments	52,973	40,197	10,996	1,781
Total assets	$285,173	$173,803	$109,590	$1,781

		Fair Value Measurements
		December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$107,349	$107,349	$—	$—
Total cash equivalents	$107,349	$107,349	$—	$—

Below is a table that presents a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements (Level 3)
Redeemable convertible preferred stock warrant liability:
Fair value at January 1, 2012	$6,491
Issuance	174
Fair value increase recorded in other expense	847
Fair value at December 31, 2012	7,512
Fair value increase recorded in other expense	6,590
Reclassification of warrant liability to additional paid-in capital	(14,102)
Fair value at December 31, 2013	$—

Preferred stock of U.S. corporation:
Fair value at January 1, 2014	$—
Investment acquired	1,545
Fair value increase recorded in other comprehensive loss	236
Fair value at December 31, 2014	$1,781

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2014	2013
Prepaid research and development expenses	$1,685	$2,433
Interest receivable	553	—
Prepaid insurance	342	176
Other prepaid expenses and current assets	195	176
Total prepaid expenses and other current assets	$2,775	$2,785

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

Deferred Lease Obligation

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accrued compensation	$3,057	$1,779
Deferred revenue	1,545	—
Accrued research and development expenses	1,116	350
Other accrued liabilities	1,115	291
Total accrued liabilities	$6,833	$2,420

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

Revenue Recognition

The Company’s revenues generally consist of (i) contract and grant revenue – revenue generated under federal contracts and other awarded grants, and (ii) collaboration and licensing revenue – revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements. Revenue is recognized in accordance with the criteria outlined in the Securities and Exchange Commission (SEC)’s Topic 13 and Accounting Standards Codification (ASC) 605-25 and by the Financial Accounting Standards Board. Following these accounting pronouncements, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred and risk of loss has passed; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

For the years ended December 31, 2014, 2013 and 2012, contract and grant revenue consisted only of revenue from the BARDA contract as there was no grant revenue. The Company recognizes contract and grant revenue as qualifying research activities are conducted based on invoices received from the Company’s vendors. Changes in fringe and indirect rates are recognized as a change in estimate in the period such rate changes are approved by BARDA.

Research and Development Prepaids and Accruals

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with its research and development efforts. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts.

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2014, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Research and Development Expenses

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

Interest Income (Expense), Net

Interest income (expense), net includes interest earned on short-term and long-term investments, interest incurred on loans payable, the amortization of deferred financing costs related to fees paid to attorneys and other non-lender entities in order to acquire debt, and the amortization of debt discount related to fees paid to the lender in order to acquire debt.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through December 31, 2014, and therefore has not recorded any current provision for income taxes.

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

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock units and the employee stock purchase plan purchase rights, based on estimated fair values. The fair value of share-based awards is estimated on the grant date using the Black-Scholes valuation model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods.

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

Basic and Dilutive Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of converting redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of redeemable convertible preferred stock and warrants to purchase redeemable convertible preferred stock and common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock at December 31, 2014, 2013 and 2012.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of converting redeemable convertible preferred stock, warrants to purchase convertible preferred stock and common stock, non-vested restricted stock, stock options to purchase common stock, and employee stock purchase plan purchase rights as the impact of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 2,170,660, 7,550,950 and 15,694,862 for the years ended December 31, 2014, 2013 and 2012, respectively.

Segments

The Company operates in only one segment. The chief operating decision-maker, who is the Company’s Chief Executive Officer, and management use cash flows as the primary measure to manage the business and do not segment the business for internal reporting or decision making.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606). The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early application is not permitted. The Company is currently analyzing the impact of this new accounting guidance.

Note 2. Investments

The following table summarizes the Company's short-term and long-term investments as of December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$69,947	$—	$(56)	$69,891
Certificates of deposit	28,039	1	(62)	27,978
U.S. Treasury securities	48,279	—	(82)	48,197
Commercial paper	11,242	—	(2)	11,240
Preferred stock of U.S. corporation	$1,545	$236	$—	$1,781
Total investments	$159,052	$237	$(202)	$159,087

The Company had no short-term or long-term investments at December 31, 2013.

The following table summarizes the scheduled maturity for the Company's investments at December 31, 2014 (in thousands):

December 31, 2014
Maturing in one year or less	$106,114
Maturing after one year through two years	52,973
Total investments	$159,087

Note 3. Property and Equipment

Property and equipment, net of accumulated depreciation consists of the following (in thousands):

	December 31,
	2014	2013
Lab equipment	$1,049	$873
Leasehold improvements	777	78
Computer equipment	512	324
Office furniture and equipment	343	222
Property and equipment	2,681	1,497
Less accumulated depreciation	(1,371)	(1,159)
Property and equipment, net of accumulated depreciation	$1,310	$338

Note 4. Loan Payable

On January 27, 2012, the Company entered into a Loan and Security Agreement (LSA) with Silicon Valley Bank (SVB) and MidCap Financial SBIC, LP (MidCap) allowing for borrowings up to $15.0 million, split between a first tranche of $3.0 million borrowed at the time of the agreement, and a second tranche of up to $12.0 million that was available to be drawn by December 31, 2012 upon meeting one of three stated financial and/or operational goals. The borrowings under the LSA are collateralized by a security interest in all of the Company's assets, excluding its intellectual property.

The first tranche was used to repay the remaining principal balance outstanding of $2.6 million under a previous loan. This repayment was deemed a modification of debt and therefore the remaining related deferred financing costs totaling $0.1 million remained in deferred financing costs and are being amortized over the term of the LSA through interest expense. The first tranche has an interest-only period of twelve months followed by a 30 months principal and interest amortization period with interest being charged at 8.25% per year for the full period of the LSA.

The Company met one of the financial and/or operational goals mentioned above and, in September 2012, the remaining $12.0 million was borrowed in the second tranche. The second tranche has a 6 months interest-only period followed by a 32 months principal and interest amortization period with interest being charged at the same rate as the first tranche. There are certain fees in accordance with the LSA which are being recorded as discounts or other long and short-term liabilities depending on the nature of the fees. The fees are being accreted through interest expense. Approximately $0.1 million , $0.1 million , and $0.1 million was included in interest expense in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013, and 2012, respectively.

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

At December 31, 2014, the remaining principal amount of $4.4 million under the LSA is due and payable throughout 2015, and as such is included in current liabilities in the Consolidated Balance Sheets.

Note 5. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2018. The Company has the following minimum rental payments under noncancelable operating lease obligations that existed at December 31, 2014 (in thousands):

Years Ending December 31,	Minimal Rental Payment
2015	$541
2016	511
2017	516
2018	128
Total future minimum rental payments	$1,696

Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.4 million, $0.5 million, and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA. Periodic audits are required under the grant and contract agreements and certain costs may be questioned as appropriate under the agreements. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the agreements has been made as of December 31, 2014 and 2013.

Note 6. Redeemable Convertible Preferred Stock

In February 2011, the Company issued 22,004,895 shares of $0.001 par value Series F redeemable convertible preferred stock at $2.045 per share and warrants to purchase an aggregate of 5,501,215 shares of Series F redeemable convertible preferred stock at an exercise price of $2.045 per share for proceeds of $45.0 million, less issuance costs of $0.2 million. Upon the completion of the Company’s IPO in April 2013, these warrants were converted into warrants to purchase an aggregate of 1,549,628 shares of common stock at an exercise price of $7.26 per share. The warrants are exercisable at any time and expire on February 4, 2018.

In January 2012, the Company issued a warrant to SVB to purchase a number of shares of Series F redeemable convertible preferred stock at an exercise price of $2.045 per share equal to 2% of the aggregate amount of the advances made to the Company pursuant to the LSA, divided by the exercise price. Following the first and second tranches of the LSA, the warrant was exercisable to purchase an aggregate of 146,700 shares of Series F redeemable convertible preferred stock. Upon the completion of the Company’s IPO in April 2013, this warrant was converted into a warrant to purchase 41,323 shares of common stock at an exercise price of $7.26 per share. In May 2013, SVB exercised the warrant in full and it is no longer outstanding.

Upon the completion of the Company’s IPO in April 2013, the Company’s outstanding shares of redeemable convertible preferred stock and dividends accrued on Series F redeemable convertible preferred stock were automatically converted into an aggregate of 15,556,091 shares of common stock.

Warrants

As discussed in Note 1, the warrants exercisable for the Company’s Series F preferred stock were classified as a liability and were required to be measured at fair value. Therefore, such warrants were recorded at the full fair value with the Company’s Series F preferred stock being recorded at the residual value at the time of issuance. At each reporting date prior to the Company’s IPO, the warrants exercisable for the Company’s Series F preferred stock were recorded to fair value which was charged to other income. For the years ended December 31, 2013 and 2012, the Company recorded expense of $6.6 million and $0.8 million, respectively, related to the valuation of the warrants. These amounts are stated as the fair value adjustments to warrant liability on the Consolidated Statements of Operations and Comprehensive Loss.

Upon the completion of the Company’s IPO, all outstanding warrants to purchase redeemable convertible preferred stock were converted into warrants to purchase 1,613,395 shares of common stock and are no longer required to be measured at fair value.

Warrants for the purchase of common stock of 726,601 and 1,337,845 were issued, outstanding and exercisable at December 31, 2014 and 2013, respectively.

Note 7. Stockholders’ Equity (Deficit)

Common Stock

The Company’s common stock consists of 200.0 million authorized shares at December 31, 2014 and 2013, and 41.0 million and 26.7 million shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.

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

On May 27, 2014, the Company completed an underwritten public offering of 8,395,000 shares of common stock, including 1,095,000 shares sold pursuant to the full exercise of an over-allotment option previously granted to the underwriters. All of the shares were offered by the Company at a price to the public of $14.22 per share. Net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately $111.8 million. The securities described above were offered by the Company pursuant to a shelf registration statement declared effective by the SEC on May 16, 2014.

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

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2014	2013
For exercise of common stock warrants	726,601	1,337,845
For exercise of outstanding common stock options	1,859,970	1,946,823
For future equity awards under the 2013 Equity Incentive Plan	1,147,526	1,681,932
For future purchases under the 2013 Employee Stock Purchase Plan	944,599	704,225
Total shares of common stock reserved for future issuances	4,678,696	5,670,825

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. Initially, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan is the sum of (i) 1,408,450 shares, plus (ii) 244,717 shares, which was the number of shares reserved for issuance under the Company’s 2012 Equity Incentive Plan (the 2012 Plan) at the time the 2013 Plan became effective, plus (iii) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2012 Plan (such as upon the expiration or termination of a stock award prior to vesting). Additionally, the number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2014 and continuing through and including January 1, 2023, by 2.5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2013 Plan is 2,816,901 shares. Following the effectiveness of the 2013 Plan in April 2013, no further grants were made under the 2012 Plan. At the Company's annual meeting held on June 20, 2014, shareholders approved a change to the annual automatic increase in the number of common shares to be reserved for issuance under the 2013 Plan by changing the percentage increase to 4.0%, or a lesser number of shares determined by the Company's board of directors.

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the stock options granted:

	Employees
	Years Ended December 31,
	2014	2013	2012
Expected volatility	71.81%	76.40%	80.55%
Expected term (in years)	6.0	6.1	6.0
Weighted-average risk-free interest rate	1.92%	1.49%	0.86%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$14.00	$2.52	$1.93

	Non-Employees
	Years Ended December 31,
	2014	2013	2012
Expected volatility	68.63%	79.69%	81.77%
Expected term (in years)	5.7	6.2	5.8
Weighted-average risk-free interest rate	1.87%	1.30%	0.78%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$14.13	$5.01	$3.48

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2014, 2013 and 2012, the Company applied a forfeiture rate based on the Company’s historical forfeitures.

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)
Balance, January 1, 2013	2,593,423	$2.45	7.36
Granted	292,906	10.62	—
Exercised	(801,049)	2.43	—
Expired or Canceled	(2,816)	1.57	—
Forfeited	(135,641)	4.55	—
Balance, December 31, 2013	1,946,823	$3.54	7.03
Granted	1,385,370	21.57	—
Exercised	(1,287,883)	3.57	—
Expired or Canceled	—	—	—
Forfeited	(184,340)	15.30	—
Balance, December 31, 2014	1,859,970	$15.79	8.46
Exercisable at December 31, 2014	589,141	$9.03	7.17
Vested or expected to vest at December 31, 2014	1,816,056	$15.73	8.45

At December 31, 2014, the aggregate intrinsic value of options outstanding and exercisable was $18.4 million. The total intrinsic value of options exercised was $30.4 million, $12.4 million, and $18,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was approximately $13.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2013 Plan. That compensation cost is expected to be recognized over a weighted-average period of approximately 3.14 years.

The following table summarizes, at December 31, 2014, by price range: (1) for stock option awards outstanding under the 2013 Plan, the number of stock option awards outstanding, their weighted-average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Range	Number	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$1.42 to 3.71	395,871	6.0	2.35	355,017	2.35
3.72 to 15.96	368,487	8.4	9.78	49,372	9.84
15.97 to 18.93	423,572	9.1	18.67	88,988	18.74
18.94 to 24.00	362,990	9.3	22.48	82,514	22.68
24.01 to 36.75	309,050	9.8	28.34	13,250	34.88
$1.42 to 36.75	1,859,970	8.5	$15.79	589,141	$9.03

In 2012, the Company modified option grants for four individuals. Three of the modifications extended the term to exercise the option resulting in $30,000 in additional compensation expense. One option was modified to continue vesting after the participant’s termination and to extend the time to exercise such option resulting in additional compensation expense of $0.3 million.

On April 9, 2014, the Company’s former President and Chief Executive Officer resigned. The Company entered into a severance agreement with the former officer that provides for severance benefits to him in connection with his resignation. Among other benefits, he received accelerated vesting of all of his outstanding stock options as if he had continued service for an additional 15 months period. In addition, his vested options were modified to extend his exercise period to December 31, 2014. The Company recorded a charge of $1.0 million to compensation expense on the date of his resignation related to the acceleration of vesting and the modification.

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward the Company’s success and that of its affiliates. The ESPP initially authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. On January 1, 2014, the common stock reserved for future issuance under the ESPP was automatically increased by an additional 266,649 shares bringing the total number of shares of common stock that may be purchased under the ESPP to 970,874.

The Company has reserved a total of 970,874 shares of common stock to be purchased under the ESPP, of which 944,599 shares remain available for purchase at December 31, 2014. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning price at the participants' plan entry date or 85% of the ending price at each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. The Company issued 26,275 shares of common stock pursuant to the ESPP for the year ended December 31, 2014. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the ESPP purchase rights:

	Years Ended December 31,
	2014	2013
Expected volatility	74.24%	51.22%
Expected term (in years)	0.8	1.3
Weighted-average risk-free interest rate	0.09%	0.25%
Expected dividend yield	—%	—%
Weighted-average option value per share	$9.93	$4.20

As of December 31, 2014, the Company had a liability of $296,000 representing employees' contributions to the ESPP.

Restricted Stock Units

In 2012 and 2013, the Company issued Restricted Stock Units (RSUs) to certain employees which vest based on specific performance criteria. By their terms, the RSUs became immediately vested upon the effective date of the registration statement for the Company’s common stock in connection with the IPO, subject to the continuous service with the Company at the vesting event. When vested, the RSU represented the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted.

A summary of activity related to the Company’s RSUs is as follows:

Number of Restricted Stock Units Outstanding
Balance, December 31, 2012	43,199
Granted	59,348
Share issuance	(102,547)
Balance, December 31, 2013	—

In June 2014, the Company recorded an immaterial out of period adjustment of $1.4 million to properly state additional paid-in-capital with a resulting decrease in compensation expense related to the RSUs that vested in 2013 in connection with the IPO.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income Statement Classification:
Research and development expense:
Employee	$1,085	$1,905	$336
Non-employee	—	67	80
General and administrative expense:
Employee	3,326	1,017	921
Non-employee	—	82	59
Total stock-based compensation expense	$4,411	$3,071	$1,396

Cash received from exercises under all share-based payment arrangements for 2014 , 2013 and 2012 was $5.0 million, $1.9 million and $14,000, respectively. There was no actual tax benefit realized for the tax deductions from exercises of the share-based payment arrangements during 2014, 2013 or 2012.

The Company continues to account for stock options issued to non-employees using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. Compensation cost for performance-based awards is recognized when it is probable that the performance criteria will be met.

Fair Value Estimate

Prior to the Company’s IPO, the Company was required to estimate the fair value of the common stock underlying share-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. The fair value of the common stock underlying share-based awards was determined on each grant date by the Company’s board of directors, with input from management. All options to purchase shares of common stock were intended to be granted with an exercise price per share no less than the fair value per share of common stock underlying those options on the date of grant, based on the information known on the date of grant.

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

The dates of the Company’s contemporaneous valuations had not always coincided with the dates of its share-based compensation grants. In such instances, management’s estimates had been based on the most recent contemporaneous valuation of the Company’s shares of common stock and its assessment of additional objective and subjective factors management believed were relevant and which may have changed from the date of the most recent contemporaneous valuation through the date of the grant. In addition, the Company performed retrospective valuations as of certain key option grant dates using similar methodologies as were used in the contemporaneous valuations. As a result, the Company concluded certain options granted in 2012 had reassessed values different from the grant date. The reassessed values were used to determine share-based compensation expense for the year ended December 31, 2012.

Note 8. Income Taxes

No income tax expense or benefit has been recorded for the years ended December 31, 2014, 2013 or 2012. This is due to the establishment of a valuation allowance against the deferred tax assets generated during those periods. At December 31, 2014, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014		2013		2012
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$(20,166)	34.0%	$(12,392)	34.0%	$(1,499)	34.0%
State income taxes	(1,343)	2.3%	(852)	2.3%	(100)	2.3%
Research and development credits	(2,577)	4.3%	(2,265.0)	6.2%	—	—%
Permanent items	1,525	(2.6)%	3,060	(8.4)%	868	(19.7)%
Provision to return adjustments	64	(0.1)%	320	(0.9)%	2	—%
Effect of change in state tax rate	2	—%	(1)	—%	609	(13.9)%
Increase in unrecognized tax benefits	425	(0.7)%	566.0	(1.5)%	—	—%
Change in valuation allowance	22,070	(37.2)%	11,564	(31.7)%	120	(2.7)%
Net benefit	$—	—%	$—	—%	$—	—%

The components of deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$59,312	$40,721
Research and development expenses	405	127
Capitalized Section 174 expenses	57	69
Research and development credits	4,572	2,640
Accrued bonuses	1,066	405
Share-based compensation	1,045	267
Other	135	230
Total gross deferred tax assets	66,592	44,459
Valuation allowance	(66,475)	(44,405)
Total deferred tax assets	117	54
Deferred tax liabilities:
Other	(117)	(54)
Total deferred tax liabilities	(117)	(54)
Total deferred tax assets and liabilities, net	$—	$—

At December 31, 2014, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $192.6 million and $156.9 million, respectively. At December 31, 2013, the Company has net operating loss carryforwards for federal and state purposes of approximately $117.5 million and $106.0 million, respectively. The federal losses begin to expire in 2020 and the state losses begin to expire in 2018. The Company’s federal and state net operating loss carryforwards include approximately $31.3 million of excess tax benefits related to deductions from the exercise of stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to additional paid-in capital. In addition, the Company has tax credit carryforwards for federal tax purposes of approximately $6.1 million as of December 31, 2014, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. Management has recorded a valuation allowance for all of the deferred tax assets due to the uncertainty of future taxable income.

The Company incorporated a subsidiary in the United Kingdom during the year. However, the subsidiary has no activity as of December 31, 2014 and as such, has no undistributed earnings.

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

The Company has determined that a Section 382 ownership change occurred in 2002, and as such, losses incurred prior to that date are subject to an annual limitation of at least $64,000. Additionally, the Company has determined that a Section 382 ownership change occurred in 2007, and as such, losses incurred prior to that date are subject to an annual limitation of at least $762,000. The Company evaluated Section 382 ownership changes subsequent to 2007 through 2014 and concluded that a Section 382 ownership change occurred in 2013 as a result of the initial public offering, the Company’s private placement and other transactions that have occurred since 2007. As such, losses incurred prior to that date are subject to an annual limitation of at least $6.7 million.

The Company had unrecognized tax benefits of approximately $0.2 million as of January 1, 2013. As the 2012 R&D tax credit was not yet enacted into current law, no R&D credit was reflected on the 2012 provision. As a result, the Company recognized an increase in the unrecognized tax benefit associated with the federal R&D credit carryover in the year ended December 31, 2013 related to the periods ending December 31, 2012 and 2013. As of December 31, 2014, the total unrecognized tax benefits were approximately $1.0 million and of this total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next twelve months. Furthermore, the Company does not expect any cash settlement with the taxing authorities as a result of these unrecognized tax benefits as the Company has sufficient unutilized carryforward attributes to offset the tax impact of these adjustments.

The Company has determined that there may be a future limitation on the Company’s ability to utilize its entire federal R&D credit carryover. Therefore, the Company recognized an uncertain tax benefit associated with the federal R&D credit carryover during the year ended December 31, 2014, as follows (in thousands):

Balance at December 31, 2012	$207
Increases related to 2013	197
Increases related to prior periods	177
Balance at December 31, 2013	581
Increases related to 2014	425
Increases related to prior periods	—
Balance at December 31, 2014	$1,006

The presentation of the above rollforward of the uncertain tax benefit was updated in the current year to include the benefit to the net operating loss if a portion of the federal R&D credit were to be disallowed. This change in presentation ties the current year increase to the amount included in the rate reconciliation. As this was merely a change in presentation there is no effect on prior year tax provision.

The Company has determined that it had no other material uncertain tax benefits for the year ended December 31, 2014. As of January 1, 2015, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal and state income tax examinations for the tax years 2000 through 2014. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2014.

Note 9. Significant Agreements

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

As a result of meeting certain milestones and sublicense fees related to this license agreement, the Company recognized expenses of $0.1 million, $0 million, and $0.9 million for the year ended December 31, 2014, 2013, and 2012, respectively.

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

The Company is currently performing under the first and second option segments of the contract during which the Company may receive up to a total of $5.3 million and $17.0 million in expense reimbursement and fees, respectively. The first option segment is expected to end on March 31, 2015 and the second option segment is scheduled to end on November 30, 2015. As of December 31, 2014, the Company has recognized revenue in aggregate of $36.7 million with respect to the base performance segment and first and second extension periods.

ContraVir Pharmaceuticals

On December 17, 2014, the Company entered into a license agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

In exchange for the license to CMX157 rights, the Company received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, the Company is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. Either party may terminate the license agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. ContraVir may also terminate the license agreement without cause on a country-by-country basis upon sixty (60) days’ prior written notice.

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. The Company recorded this amount as a long-term investment and deferred revenue, which is included in accrued liabilities in the Consolidated Balance Sheets. Upon completion of the transfer of the IND and technical know-how related to CMX157, the Company will recognize the upfront payment as revenue. As of December 31, 2014, this transfer had not been completed. As of December 31, 2014, the fair value of the investment was $1.8 million.

Note 10. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2014 and 2013 are as follows (in thousands, except per share data):

	2014 Quarters
	Fourth	Third	Second	First
Total revenues	$1,156	$1,185	$919	$780
Operating loss	(20,226)	(16,860)	(11,596)	(10,184)
Net loss	(20,247)	(16,951)	(11,734)	(10,380)
Net loss per common share, basic and diluted	$(0.52)	$(0.47)	$(0.39)	$(0.39)
Weighted-average shares outstanding, basic and diluted	39,128,297	35,845,792	30,111,380	26,762,264

	2013 Quarters
	Fourth	Third	Second	First
Total revenues	$879	$912	$808	$1,771
Operating loss	(7,979)	(6,436)	(7,656)	(6,548)
Net loss	(8,174)	(6,706)	(12,459)	(9,107)
Net loss per common share, basic and diluted	$(0.31)	$(0.26)	$(0.91)	$(22.58)
Weighted-average shares outstanding, basic and diluted	26,416,787	25,866,109	23,067,201	1,534,016

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share calculations will not necessarily equal the annual per share calculation. Diluted weighted-average shares outstanding are identical to basic weighted-average shares outstanding and diluted net loss per common share is identical to basic net loss per common share for all quarters of 2014 and 2013.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2014, and events which occurred subsequently but were not recognized in the financial statements.

ITEM. 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2014, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparations of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
In making the assessment of internal controls over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2015 Annual Meeting of Stockholders (Proxy Statement), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements. The financial statements and reports of independent registered public accounting firm are filed as part of this Annual Report (see "Index to Consolidated Financial Statements" at Item 8).

2. Financial Statement Schedules. None.

3. Exhibits. The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (1)	Amended and Restated Bylaws of the Registrant.
4.1 (1)	Form of Common Stock Certificate of the Registrant.
4.2 (1)	Form of Warrant to Purchase Stock issued to participants in the Registrant's Series F Preferred Stock financing dated February 7, 2011.
4.3 (1)	Amended and Restated Investor Rights Agreement dated February 7, 2011 by and among the Registrant and certain of its stockholders.
4.4 (2)	Amendment to Amended and Restated Investor Rights Agreement dated October 29, 2014 by and among the Registrant and certain of its stockholders.
10.1+ (1)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.
10.2+ (1)	Chimerix, Inc. 2002 Equity Incentive Plan and Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice thereunder.
10.3+ (1)
Chimerix, Inc. 2012 Equity Incentive Plan and Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice and Form of Restricted Stock Unit Award Agreement and Form of Restricted Stock Unit Award Grant Notice thereunder.

10.4+ (1)	Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice.
10.5+ (3)	Chimerix, Inc. 2013 Equity Incentive Plan, as amended.
10.6+ (1)	Chimerix, Inc. 2013 Employee Stock Purchase Plan.
10.7+	Chimerix, Inc. Non-Employee Director Compensation Policy.
10.8+	Chimerix, Inc. Officer Change in Control Severance Benefit Plan, as amended.
10.9+ (1)	Employment Offer Letter to Timothy W. Trost dated March 16, 2011.
10.10+ (1)	Employment Offer Letter to M. Michelle Berrey, M.D., M.P.H. dated November 7, 2012.
10.11+ (1)	Employment Offer Letter to Michael D. Rogers, Ph.D. dated March 4, 2013.
10.12+ (8)	Employment Offer Letter to Linda M. Richardson dated December 13, 2013
10.13 (4)	Employment Offer Letter to William Garret Nichols, M.D., M.S., dated August 19, 2014.
10.14+ (1)	Directorship Offer Letter to Ernest Mario, Ph.D. dated January 31, 2013.
10.15 (5)	Directorship Offer Letter to Lisa Ricciardi dated March 27, 2014.
10.16+	Directorship Offer Letter to James M. Daly dated June 6, 2014.
10.17+	Directorship Offer Letter to Catherine L. Gilliss dated June 13, 2014.
10.18+	Directorship Offer Letter to Patrick Machado dated May 30, 2014.
10.19+	Directorship Offer Letter to Ronald C. Renaud, Jr. dated December 12, 2014.
10.20 (1)	Office Lease by and between the Registrant and ACP 2505 Meridian LLC dated September 1, 2007, as amended.
10.21 (7)	Lease Agreement by and between the Registrant and Northwood RTC LLC dated March 10, 2014
10.22 (1)	Deed of Sublease Agreement by and between the Registrant and MDxHealth, Inc. dated March 7, 2011, as amended.
10.23 (6)	Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.
10.24* (1)	Contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.25* (9)
Contract modification No. 14, dated May 30, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.26 (10)*
Contract modification No. 15, dated August 28, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.27 (10)*
Contract modification No. 16, dated December 10, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.28 (5)
Contract modification No. 17, dated April 14, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.29
Contract modification No. 18, dated May 6, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.30 (6)*
Contract modification No. 19, dated August 27, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.31 (6)
Contract modification No. 20, dated October 27, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.32 **
Contract modification No. 21, dated November 7, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.33
Contract modification No. 22, dated December 11, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.34
Contract modification No. 23, dated December 22, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.35
Contract modification No. 24, dated February 19, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.36* (1)	License Agreement by and between the Registrant and The Regents of the University of California dated May 13, 2002, as amended.
10.37 (1)	Loan and Security Agreement by and among the Registrant, Midcap Financial SBIC, LP and Silicon Valley Bank dated January 27, 2012, as amended.
10.38
First Loan Modification Agreement, dated December 18, 2013, to the Loan and Security Agreement by and among the Registrant, Midcap Financial SBIC, LP and Silicon Valley Bank dated January 27, 2012, as amended.

10.39 (5)	Severance Agreement and Release by and between the Registrant and Kenneth I. Moch dated May 5, 2014.
10.40 (6)	Amendment No. 1 to Severance Agreement and Release by and between the Registrant and Kenneth I. Moch dated July 1, 2014.
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
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

(1)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.
(2)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on October 29, 2014.
(3)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 23, 2014.
(4)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on September 4, 2014.
(5)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2014.
(6)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2014.
(7)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on March 14, 2014.
(8)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on December 18, 2013.
(9)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 14, 2013.
(10)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 7, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimerix, Inc.

Date:	March 6, 2015	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, MD, MPH
President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints M. Michelle Berrey and Timothy W. Trost, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Michelle Berrey	President, Chief Executive Officer and Director	March 6, 2015
M. Michelle Berrey, MD, MPH	(Principal Executive Officer)

/s/ Timothy W. Trost	Senior Vice President, Chief Financial Officer	March 6, 2015
Timothy W. Trost	and Corporate Secretary (Principal Financial and
Accounting Officer)

/s/ Ernest Mario
Ernest Mario, PhD	Chairman of the Board of Directors	March 6, 2015

/s/ James M. Daly
James M. Daly	Director	March 6, 2015

/s/ Martha J. Demski
Martha J. Demski	Director	March 6, 2015

/s/ Catherine L. Gilliss
Catherine L. Gilliss, PhD, RN, FAAN	Director	March 6, 2015

/s/ John M. Leonard
John M. Leonard, MD	Director	March 6, 2015

/s/ C. Patrick Machado
C. Patrick Machado	Director	March 6, 2015

/s/ James Niedel
James Niedel, MD, PhD	Director	March 6, 2015

/s/ Ronald C. Renaud. Jr
Ronald C. Renaud, Jr	Director	March 6, 2015

/s/ Lisa Ricciardi
Lisa Ricciardi	Director	March 6, 2015

/s/ Timothy J. Wollaeger
Timothy J. Wollaeger	Director	March 6, 2015