Form 10-K/A
period 2014-12-31
CHIMERIX INC
filed 2015-03-27
CIK 1117480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2014.

*    Based on a closing price of $21.94 per share on June 30, 2014. Excludes 15,205,282 shares of the registrant's Common Stock held by executive officers, directors and any stockholders whose ownership exceeds 5% of registrant's Common Stock outstanding at June 30, 2014. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

 Explanatory Note

Chimerix, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 6, 2015 (the “Original Filing”), solely to correct clerical errors on the cover page of the Original Filing and in Exhibits 31.1 and 31.2 attached to the Original Filing.

Except as described above, no other changes have been made to the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Amendment should be read in conjunction with any documents incorporated by reference therein and the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements. No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

2. Financial Statement Schedules. None.

3. Exhibits. The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment is provided below.

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimerix, Inc.

Date: March 27, 2015	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, M.D., MPH
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Michelle Berrey	President, Chief Executive Officer and Director	March 27, 2015
M. Michelle Berrey, MD, MPH	(Principal Executive Officer)

/s/ Timothy W. Trost	Senior Vice President, Chief Financial Officer	March 27, 2015
Timothy W. Trost	and Corporate Secretary (Principal Financial and
Accounting Officer)

/s/ Ernest Mario*
Ernest Mario, PhD	Chairman of the Board of Directors	March 27, 2015

/s/ James M. Daly*
James M. Daly	Director	March 27, 2015

/s/ Martha J. Demski*
Martha J. Demski	Director	March 27, 2015

/s/ Catherine L. Gilliss*
Catherine L. Gilliss, PhD, RN, FAAN	Director	March 27, 2015

/s/ John M. Leonard*
John M. Leonard, MD	Director	March 27, 2015

/s/ C. Patrick Machado*
C. Patrick Machado	Director	March 27, 2015

/s/ James Niedel*
James Niedel, MD, PhD	Director	March 27, 2015

/s/ Ronald C. Renaud. Jr*
Ronald C. Renaud, Jr	Director	March 27, 2015

/s/ Lisa Ricciardi*
Lisa Ricciardi	Director	March 27, 2015

/s/ Timothy J. Wollaeger*
Timothy J. Wollaeger	Director	March 27, 2015

* Pursuant to Power of Attorney

By:	/s/ M. Michelle Berrey

M. Michelle Berrey, MD, MPH