Form 10-Q
period 2015-03-31
CHIMERIX INC
filed 2015-05-11
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 27, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 41,316,704.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$55,605	$128,462
Short-term investments, available-for-sale	118,898	106,114
Accounts receivable	977	106
Prepaid expenses and other current assets	1,780	2,775
Total current assets	177,260	237,457
Long-term investments	95,239	52,973
Property and equipment, net of accumulated depreciation	1,329	1,310
Other long-term assets	297	138
Total assets	$274,125	$291,878

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,920	$5,938
Accrued liabilities	6,630	6,833
Loan payable, net	2,892	4,296
Total current liabilities	16,442	17,067
Long-term liabilities	161	175
Total liabilities	16,603	17,242

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2015 and December 31, 2014; 41,310,063 and 41,031,770 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	41	41
Additional paid-in capital	501,130	496,602
Accumulated other comprehensive gain, net	659	35
Accumulated deficit	(244,308)	(222,042)
Total stockholders’ equity	257,522	274,636
Total liabilities and stockholders’ equity	$274,125	$291,878

See accompanying notes to financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
Contract revenue	$1,238	$780
Total revenues	1,238	780
Operating expenses:
Research and development	17,444	8,292
General and administrative	6,123	2,672
Loss from operations	(22,329)	(10,184)
Other income (expense):
Interest income (expense), net	63	(196)
Net loss	(22,266)	(10,380)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	625	(32)
Comprehensive loss	$(21,641)	$(10,412)
Per share information:
Net loss per common share, basic and diluted	$(0.54)	$(0.39)
Weighted-average shares outstanding, basic and diluted	41,220,989	26,762,264

See accompanying notes to financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(22,266)	$(10,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	114	50
Amortization of debt costs	26	42
Amortization of premium/discount on investments	425	108
Share-based compensation	2,402	772
Amortization of deferred lease obligation	(12)	3
Changes in operating assets and liabilities:
Accounts receivable	(871)	159
Prepaid expenses and other assets	832	1,064
Accounts payable and accrued liabilities	511	(934)
Net cash used in operating activities	(18,839)	(9,116)

Cash flows from investing activities:
Purchase of property and equipment	(133)	(99)
Purchase of short-term investments	(26,709)	(62,640)
Purchase of long-term investments	(65,232)	—
Sales of short-term investments	1,003	—
Maturities of short-term investments	36,352	—
Net cash used in investing activities	(54,719)	(62,739)

Cash flows from financing activities:
Proceeds from exercise of stock options	665	496
Proceeds from employee stock purchase plan stock purchases	461	229
Proceeds from exercise of warrants	1,000	—
Repayment of debt	(1,425)	(1,425)
Net cash provided by (used in) financing activities	701	(700)
Net decrease in cash and cash equivalents	(72,857)	(72,555)
Cash and cash equivalents:
Beginning of period	128,462	109,976
End of period	$55,605	$37,421

Supplemental disclosure cash flow information:
Cash paid for interest	$70	$198

See accompanying notes to financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals to address unmet medical needs. The Company was founded in 2000 based on the promise of its proprietary lipid conjugate technology to unlock the potential of some of the most potent broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administered dosing regimens. Based on the Company’s proprietary lipid conjugate technology, its lead compound, brincidofovir (BCV or CMX001), is in Phase 3 clinical development; in addition, the Company has an active discovery program focusing on viral targets for which limited or no therapies are currently available or where current therapies have significant liabilities.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At March 31, 2015 and December 31, 2014, the Company had cash equivalents, consisting of money market accounts, and short-term and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At March 31, 2015 and December 31, 2014, the Company had cash equivalents, short-term investments and long-term investments comprised of corporate bonds, commercial paper and brokered certificates of deposit for which quoted prices are not available that are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

The Company’s preferred stock investment in ContraVir Pharmaceuticals (NASDAQ: CTRV) (ContraVir) is categorized as Level 3 as there are significant unobservable inputs. The valuation of the investment at March 31, 2015 and December 31, 2014 was calculated on an as if converted to common share basis with a discount for lack of marketability applied due to the 18 month restriction from the date of the investment on selling the converted common shares. An option pricing model was used to determine the discount for lack of marketability of 24% and 25% at March 31, 2015 and December 31, 2014, respectively. The key unobservable inputs used in the option pricing model at March 31, 2015 were (i) exercise price - $3.08, (ii) dividend yield - 0%, (iii) expected holding period - 1.22 years, (iv) risk-free rate - 0.26%, and (v) volatility - 65%. The key unobservable inputs used in the option pricing model at December 31, 2014 were (i) exercise price - $2.22, (ii) dividend yield - 0%, (iii) expected holding period - 1.5 years, (iv) risk-free rate - 0.44%, and (v) volatility - 65%. The increase in valuation of the preferred stock for the quarter ended March 31, 2015 was recorded as an unrealized gain in investment, net of tax in the Consolidated Statements of Operations and Comprehensive Loss.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$41,867	$41,867	$—	$—
Certificates of deposit	240	—	240	—
Commercial paper	9,997	—	9,997	—
Total cash equivalents	52,104	41,867	10,237	—
Short-term investments
Certificates of deposit	18,434	—	18,434	—
Corporate bonds	41,109	$—	$41,109	$—
Commercial paper	6,246	—	6,246	—
U.S. Treasury securities	53,109	53,109	—	—
Total short-term investments	118,898	53,109	65,789	—
Long-term investments
Certificates of deposit	12,973	—	12,973	—
U.S. Treasury securities	79,758	79,758	—	—
Preferred stock of U.S. corporation	2,508	—	—	2,508
Total long-term investments	95,239	79,758	12,973	2,508
Total assets	$266,241	$174,734	$88,999	$2,508

	Fair Value Measurements
	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$125,606	$125,606	$—	$—
Certificates of deposit	480	—	480	—
Total cash equivalents	126,086	125,606	480	—
Short-term investments
Certificates of deposit	16,982	—	16,982	—
Corporate bonds	69,892	—	69,892	—
Commercial paper	11,240	—	11,240	—
U.S. Treasury securities	8,000	8,000	—	—
Total short-term investments	106,114	8,000	98,114	—
Long-term investments
Certificates of deposit	10,996	—	10,996	—
U.S. Treasury securities	40,196	40,196	—	—
Preferred stock of U.S. corporation	1,781	—	—	1,781
Total long-term investments	52,973	40,196	10,996	1,781
Total assets	$285,173	$173,802	$109,590	$1,781

Below is a table that presents a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements (Level 3)
Preferred stock of U.S. corporation:
Fair value at December 31, 2014	$1,781
Fair value increase recorded in other comprehensive gain, net	727
Fair value at March 31, 2015	$2,508

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

Research and Development Prepaids and Accruals

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. Depending on amounts paid to the contract research organization and other third-party vendors as compared to actual expenses incurred, there might be a prepaid balance recorded as a prepaid asset. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2015, there had been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants and options to purchase common stock and employee stock purchase plan rights. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants and options to purchase common stock outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three months ended March 31, 2015 and 2014.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of warrants and options to purchase common stock and employee stock purchase plan rights, as the impact of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 1,408,852 and 2,645,620 for the three months ended March 31, 2015 and 2014, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

Note 2. Investments

The following table summarizes the Company's short-term and long-term investments:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$41,127	$—	$(18)	$41,109
Certificates of deposit	31,399	17	(10)	31,406
U.S. Treasury securities	132,897	17	(46)	132,868
Commercial paper	6,246	—	—	6,246
Preferred stock of U.S. corporation	1,545	963	—	2,508
Total investments	$213,214	$997	$(74)	$214,137

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$69,947	$—	$(56)	$69,891
Certificates of deposit	28,039	1	(62)	27,978
U.S. Treasury securities	48,279	—	(82)	48,197
Commercial paper	11,242	—	(2)	11,240
Preferred stock of U.S. corporation	1,545	236	—	1,781
Total investments	$159,052	$237	$(202)	$159,087

The following table summarizes the scheduled maturity for the Company's investments at March 31, 2015 (in thousands):

March 31, 2015
Maturing in one year or less	$118,898
Maturing after one year through two years	95,239
Total investments	$214,137

Note 3. Loan Payable

On January 27, 2012, the Company entered into a Loan and Security Agreement (LSA) with Silicon Valley Bank (SVB) and MidCap Financial SBIC, LP (MidCap) allowing for borrowings up to $15.0 million, split between a first tranche of $3.0 million borrowed at the time of the agreement, and a second tranche of up to $12.0 million. The borrowings under the LSA are collateralized by a security interest in all of the Company’s assets, excluding its intellectual property.

The first tranche has an interest-only period of twelve months followed by a 30 months principal and interest amortization period with interest being charged at 8.25% per year for the full period of the LSA. The second tranche has a 6 months interest-only period followed by a 32 months principal and interest amortization period with interest being charged at the same rate as the first tranche.

There are certain fees in accordance with the LSA which are being recorded as discounts or short-term liabilities depending on the nature of the fees and are being accreted through interest expense over the life of the loans.

Note 4. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2018. Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from the Biomedical Advanced Research and Development Authority (BARDA). Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement has been made as of March 31, 2015 and December 31, 2014.

Note 5. Share-based Compensation

Stock Options
In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2015, the common stock reserved for issuance under the 2013 Plan was automatically increased by 1,641,271 shares. As of March 31, 2015, there was a total of 2,011,058 shares reserved for future issuance under the 2013 Plan.

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. Initially, the ESPP authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b).  On January 1, 2015, the common stock reserved for issuance under the ESPP was automatically increased by an additional 410,317 shares bringing the total number of shares of common stock that may be purchased under the ESPP to 1,329,277.

The Company has reserved a total of 1,381,191 shares of common stock to be purchased under the ESPP, of which 1,329,277 shares remained available for purchase as of March 31, 2015. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning price or 85% of the ending price during each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. The Company issued 25,639 and 14,184 shares of common stock pursuant to the ESPP for the three months ended March 31, 2015 and 2014, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. For the three months ended March 31, 2015 and 2014, there was no non-employee share-based compensation expense. Employee-related compensation expense recognized related to stock options, RSUs and the ESPP is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development expense	$1,025	$376
General and administrative expense	1,377	396
Total share-based compensation expense	$2,402	$772

Note 6. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2015 as the Company incurred losses for the three month period ended March 31, 2015 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2015. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB Accounting Standards Codification 740.

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

As of March 31, 2015, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 7. Significant Agreements

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

The Company did not recognize expenses under this agreement for the three months ended March 31, 2015 or 2014.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the development of brincidofovir as a medical countermeasure in the event of a smallpox release. The contract has been amended several times. On August 28, 2014, the second option segment of the contract to provide approximately $17.0 million through November 30, 2015 was executed.

Under the contract, BARDA will reimburse the Company, plus pay a fixed fee, for the research and development of brincidofovir as a treatment for smallpox infections. The contract consists of an initial performance period, referred to as the base performance segment, plus up to four extension periods of approximately one year each, referred to as option segments, each of which may be exercised at BARDA’s sole discretion. Under the contract as currently in effect, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised.

The Company is currently performing under the first and second option segments of the contract during which the Company may receive up to a total of $5.3 million under the first option segment and $17.0 million under the second option segment in expense reimbursement and fees. For the three months ended March 31, 2015 and 2014, the Company recognized revenue of $1.2 million and $0.8 million, respectively, under this contract.

ContraVir Pharmaceuticals

On December 17, 2014, the Company entered into a license agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) for the development and commercialization of CMX157, our clinical stage nucleotide analog, for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

In exchange for the license to CMX157 rights, the Company received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, the Company is eligible to receive up to approximately $20.0 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. Either party may terminate the license agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. ContraVir may also terminate the license agreement without cause on a country-by-country basis upon sixty (60) days’ prior written notice.

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. The Company recorded this amount as a long-term investment and deferred revenue, which is included in accrued liabilities in the Consolidated Balance Sheets. Upon completion of the transfer of the IND and technical know-how related to CMX157, the Company will recognize the upfront payment as revenue. As of March 31, 2015, this transfer had not been completed. As of March 31, 2015 and December 31, 2014, the fair value of the investment was $2.5 million and $1.8 million, respectively.

Note 8. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2015, and events which occurred subsequently but were not recognized in the financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (SEC) on March 6, 2015, and amended on March 27, 2015. Past operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW

Chimerix is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals to address unmet medical needs. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administrated drug regimens. Based on our proprietary lipid conjugate technology, the Company’s lead compound, brincidofovir (BCV or CMX001), is in Phase 3 clinical development; in addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available or where current therapies have significant liabilities.

Recent Developments

Brincidofovir Phase 3 Clinical Trials for the Prevention of cytomegalovirus (CMV) disease in Kidney Transplant Recipients

On May 11, 2015, we announced the design of two Phase 3 clinical trials that we plan to conduct for the prevention of CMV disease in solid-organ transplant recipients:

SUSTAIN (CMX001-303): Phase 3 in High Risk Kidney Transplant Recipients
Improvements in immunosuppressive regimens have decreased the rates of organ rejection over the past decade. However, there have not been concomitant advances in antiviral therapy to prevent infection caused by the DNA viruses including CMV and BK virus. The long term survival of kidney transplants has therefore plateaued, with less than half of transplanted kidneys still functioning a decade after surgery.

SUSTAIN is a Phase 3 study in kidney transplant recipients at high risk of CMV disease. It is a blinded, non-inferiority study of brincidofovir versus valganciclovir in kidney transplant recipients who are CMV seronegative (R-) but who receive a kidney from a CMV seropositive (D+) donor. The primary endpoint is CMV disease, with secondary endpoints related to renal function at one year, a measurement closely correlated with long-term renal survival.  The trial is expected to enroll approximately 750 patients, and, if positive, could serve as a confirmatory study that would support traditional approval in the U.S. for the CMV prevention indication.

Because the population for SUSTAIN makes up less than 20% of patients who are receiving a kidney transplant, it is important to also study brincidofovir in the most common setting of kidney transplantation, namely in patients, who are CMV seropositive (R+) when they receive their new kidney. These patients are at increased risk of CMV reactivation due to the significant immunosuppression they receive to avoid organ rejection. CMV seropositive organ recipients comprise over half the transplant recipients; patients in this population will be enrolled in the parallel SURPASS trial.

SURPASS (CMX001-307): Phase 3 in Moderate Risk Kidney Transplant Recipients
SURPASS has a similar design to SUSTAIN, and is a blinded, non-inferiority study of brincidofovir versus valganciclovir in kidney transplant recipients who are CMV seropositive (R+).  The primary endpoint is CMV disease, with secondary endpoints related to renal function at six months.  The trial is expected to enroll approximately 520 patients.

SUSTAIN is intended to fulfill our regulatory need for a second confirmatory study for the prevention of CMV infection should the SUPPRESS data support an accelerated approval in the United States. Our primary strategic goal in conducting SURPASS is to evaluate brincidofovir in a significantly more common setting of kidney transplant patients than that provided by the patient population for SUSTAIN. Both SUSTAIN and SURPASS will provide an opportunity to evaluate brincidofovir’s potential activity against BK virus, a polyomavirus that is a leading cause of kidney injury in these patient populations. Both studies are anticipated to begin enrollment in the second half of 2015 subject to discussions with the U.S. Food and Drug Administration (FDA).

Notice of Intent for other than Full and Open Competition for the Procurement of Brincidofovir for the CDC/Strategic National Stockpile

On April 13, 2015, the Department of Health and Human Services, Office of the Assistant Secretary for Preparedness and Response, Biomedical Advanced Research and Development Authority (BARDA) posted a notice of intent to use other than full and open competition ("Notice of Intent") to award a sole source contract to Chimerix for procurement of brincidofovir for the treatment of smallpox.

BARDA anticipates announcing the award of this contract by the end of September 2015. The estimated period of performance for the 60-month base period is September 2015 through August 2020 for initial deliveries of brincidofovir to the U.S. Centers for Disease Control and Prevention (CDC) for the Strategic National Stockpile (SNS). Options may be exercised at BARDA’s discretion to achieve the potential delivery of a maximum of 1.7 million treatment courses.

The delivery schedule of the smallpox antiviral treatment courses to the SNS for the treatment of smallpox will be established during contract negotiations. The first delivery of smallpox antiviral to the SNS fulfilling requirements established by the FDA to support potential use of the product during a declared emergency is expected to occur in 2017. The remaining product deliveries will be structured during the remaining 60 month base period.  BARDA proposes the award of a hybrid contract consisting of a firm-fixed price component for purchase of smallpox antiviral and a cost-plus fixed fee component to support final development efforts of the smallpox antiviral.

Per the Notice of Intent, the total estimated dollar value for the 60-month base period contract is approximately $100 million. If all options are exercised by BARDA, the total dollar value is estimated to be approximately $435 million.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from government grants and contracts and the receipt of up-front proceeds under a collaboration and license agreement.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods of approximately one year each, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at Chimerix’s discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. During the first quarter of 2015, we were performing under the first and second option segments of the contract during which we may receive up to a total of $5.3 million and $17.0 million in expense reimbursement and fees, respectively. The first option segment ended on April 30, 2015 and the second option segment is scheduled to end on November 30, 2015. As of March 31, 2015, we had recognized revenue in aggregate of $38.0 million with respect to the base performance segment and the first two extension periods. For the three months ended March 31, 2015, we recognized $1.2 million with respect to the BARDA contract.

On December 17, 2014, the Company entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) for the development and commercialization of CMX157 for certain antiviral indications. In exchange for the license to CMX157 rights, we received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, we are eligible to receive clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. We recognized the upfront license fee payment from ContraVir as deferred revenue for the year ended December 31, 2014, as our performance obligations were not completed as of December 31, 2014. As the performance obligations have not been completed as of March 31, 2015, the payment remains recorded as deferred revenue.

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

•	Salaries and related overhead expenses, which include stock option and employee stock purchase program compensation and benefits, for personnel in research and development functions;

•	Payments to third-party manufacturers, which produce, test and package our drug substance and drug product (including continued testing of process validation and stability);

•	Costs related to legal and compliance with regulatory requirements; and

•	License fees for and milestone payments related to, licensed products and technologies.

We plan to increase our research and development expenses for the foreseeable future as we continue development of brincidofovir for the prevention of CMV infection in hematopoietic cell transplant (HCT) recipients, for the treatment of AdV infections, for the prevention of CMV in kidney transplant recipients and for other indications, and to advance the development of our other product candidates, subject to the availability of additional funding.

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

	Three Months Ended March 31, 2015
	2015	2014
	(unaudited) (in thousands)
Direct research and development expenses	$12,064	$5,018
Research and direct personnel costs	4,419	2,632
Indirect research and development expenses	961	642
Total research and development expenses	$17,444	$8,292

The successful development of our clinical and preclinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with the development of our product candidates, including:

•	the uncertainty of the scope, rate of progress and expense of our ongoing, as well as any additional or planned, clinical trials and other research and development activities;

•	the potential benefits of our product candidates over other therapies;

•	the ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;

•	the results of ongoing or future clinical trials;

•	the timing and receipt of any regulatory approvals; and

•	the filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights, and the expense of doing so.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate in the United States or in Europe, if we decide to conduct additional clinical trials for strategic reasons, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time with respect to the development of that product candidate.

Brincidofovir

The majority of our research and development resources are currently focused on our Phase 3 trial of brincidofovir for prevention of CMV in HCT recipients (SUPPRESS), our Phase 3 trial of brincidofovir as a treatment for AdV (AdVise), and our other planned clinical and preclinical studies, including SUSTAIN and SURPASS, and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of brincidofovir for approval in the United States and equivalent health authority approval outside the United States. We have incurred and expect to continue to incur significant expense in connection with these efforts, including expenses related to:

•	manufacturing to produce, test and package our drug substance and drug product for brincidofovir;

•	initiation, enrollment, and conduct of SUPPRESS;

•	initiation, enrollment, and conduct of AdVise; and

•	initiation, enrollment and conduct of our proposed solid organ transplant trials: SUSTAIN and SURPASS.

In addition, pursuant to our contract with BARDA, we are evaluating brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and pharmacokinetics of brincidofovir in the animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and brincidofovir 100 mg tablets. During the first option segment of the contract, we performed additional animal testing of brincidofovir. We are currently performing under the second option segment of the contract with BARDA and performed additional animal testing of brincidofovir.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total share-based compensation expense of $2.4 million and $772,000 was recognized in the three months ended March 31, 2015 and 2014, respectively. The share-based compensation expense recognized included expense from stock options, restricted stock units (RSUs) and our 2013 employee stock purchase plan (ESPP).

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited consolidated condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015, as amended. There have been no material changes during the first quarter of 2015 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014, together with the changes in those items in dollars and percentage:

	Three Months Ended March 31, 2015		Dollar Change	% Change
	2015	2014	Increase/(Decrease)
	(unaudited) (in thousands)
Revenue
Contract revenue	$1,238	$780	$458	58.7%
Total revenues	1,238	780	458	58.7%
Operating expenses:
Research and development	17,444	8,292	9,152	110.4%
General and administrative	6,123	2,672	3,451	129.2%
Loss from operations	(22,329)	(10,184)	12,145	119.3%
Interest income (expense), net	63	(196)	(259)	(132.1)%
Net loss	$(22,266)	$(10,380)	$11,886	114.5%

Contract Revenue

For the three months ended March 31, 2015, total revenue increased to $1.2 million compared to $780,000 for the three months ended March 31, 2014. The increase of $458,000, or 58.7%, is related to an increase in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the three months ended March 31, 2015, our research and development expenses increased to $17.4 million compared to $8.3 million for the three months ended March 31, 2014.  The increase of $9.2 million, or 110.4%, is primarily related to the following:

•
an increase in clinical trial expenses of $4.7 million related to our ongoing Phase 3 SUPPRESS trial and the Phase 3 AdVise study for the treatment of AdV infection during the three months ended March 31, 2015;

•
an increase in total compensation costs of $1.8 million of which $980,000 relates to the addition of 18 new employees and $650,000 relates to an increase of share-based compensation as we continue to grow our clinical, regulatory and manufacturing departments;

•	an increase of $1.4 million in drug manufacturing costs as we continue to develop brincidofovir for commercialization; and

•	an increase of $460,000 in consultant expense as we begin to prepare our new drug application for brincidofovir for submission to the FDA.

General and Administrative Expenses

For the three months ended March 31, 2015, our general and administrative costs increased to $6.1 million compared to $2.7 million for the three months ended March 31, 2014. The increase of $3.5 million, or 129.2%, is primarily related to the following:

•
an increase in total compensation costs of $1.5 million, of which $980,000 related to an increase of stock based compensation and $450,000 related to the addition of seven new employees to support the overall growth of the company;

•	an increase in costs of $1.2 million as we begin our commercialization preparations to launch brincidofovir; and

•	an increase of professional fees related to compliance with provisions of the Sarbanes-Oxley Act of 2002.

Interest Income (Expense), Net

For the three months ended March 31, 2015, our interest income (expense), net, increased to income of $63,000 compared to an expense of $196,000 for the three months ended March 31, 2014. The increase of $259,000, or 132.1%, is attributable to interest earned on our cash and investments and a decrease in interest expense associated with the smaller outstanding loan balance in the first quarter of 2015 compared to the first quarter of 2014 as we continue to pay down the outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since our inception in 2000 and anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

On May 27, 2014, we completed an underwritten public offering of 8,395,000 shares of common stock, including 1,095,000 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $14.22 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $111.8 million. The securities described above were offered by us pursuant to a shelf registration statement declared effective by the SEC on May 16, 2014. The shelf registration statement allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities, up to a total aggregate offering price of $200.0 million from time to time in one or more offerings. As of March 31, 2015, we had sold approximately $119.4 million of our common stock under this shelf registration statement.

On November 5, 2014, we completed an underwritten public offering of 4,197,500 shares of common stock, including 547,500 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $29.00 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $114.0 million. The securities described above were offered by us pursuant to an automatic shelf registration statement which immediately became effective by rule of the SEC on October 29, 2014. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue shares of our common stock up to a total aggregate offering price of $150.0 million from time to time in one or more offerings. As of March 31, 2015, we had sold approximately $121.7 million of our common stock under this shelf registration statement.

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

As of March 31, 2015, we had capital available to fund operations of approximately $267.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation .We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements for at least the next 12 months. Such operating and capital requirements do not contemplate incremental expenses associated with a full scale commercial launch of brincidofovir. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

During 2012, we entered into a loan and security agreement with SVB and MidCap allowing for borrowing up to $15.0 million. In January 2012, we borrowed $3.0 million under this agreement which had an interest only period for twelve months, followed by a thirty month principal and interest period at a rate of 8.25%. In September 2012, we borrowed an additional $12.0 million under this agreement which had an interest only period of six months, followed with a thirty-two month principal interest period at a rate of 8.25%. As of March 31, 2015, the balance of the loan was $2.9 million.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31, 2015
	2015	2014
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(18,839)	$(9,116)
Investing activities	(54,719)	(62,739)
Financing activities	701	(700)
Net decrease in cash and cash equivalents	$(72,857)	$(72,555)

Operating Activities

Net cash used in operating activities of $18.8 million for the three months ended March 31, 2015 was primarily the result of our $22.3 million net loss, partially offset by the add-back of non-cash expenses of $2.4 million for share-based compensation and $425,000 of accretion on investments. The change in operating assets and liabilities includes an increase in accounts receivable of $871,000 related to work on the BARDA contract offset by a decrease in prepaid expenses and other current assets of $832,000 primarily related to activities of our Phase 3 clinical trials and an increase of $511,000 in accounts payable and accrued liabilities. Net cash used in operating activities of $9.1 million during the three months ended March 31, 2014 was primarily the result of our $10.4 million net loss, offset by the add-back of non-cash expenses of $772,000 for share-based compensation. The change in operating assets and liabilities includes a decrease in prepaid expenses and other current assets of $1.1 million primarily related to the ongoing activities of our Phase 3 SUPPRESS trial and a decrease of $159,000 in accounts receivable due to a decrease in reimbursable expenses related to our contract with BARDA offset by a decrease in accounts payable and accrued liabilities of $934,000.

Investing Activities

Net cash used by investing activities of $54.7 million for the three months ended March 31, 2015 primarily relates to the purchase of $26.7 million short-term and $65.2 million long-term investments offset by the maturities of $36.4 million short-term investments, and net cash used by investing activities of $62.7 million during the three months ended March 31, 2014 was primarily the result of the purchase of short-term investments.

Financing Activities

Net cash provided by financing activities of $0.7 million for the three months ended March 31, 2015 was primarily the result of approximately $2.1 million from the exercise of warrants, stock options and stock purchases through our ESPP, partially offset by $1.4 million in debt repayment. Net cash used by financing activities of $0.7 million for the three months ended March 31, 2014 was primarily the result of approximately $725,000 in proceeds from the exercise of stock options and stock purchases under the ESPP offset by $1.4 million in debt repayment.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed by us with the SEC on March 6, 2015, as amended.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the duration of our investment portfolio and the low risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three months ending March 31, 2015 or 2014.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2015, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.        RISK FACTORS.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 6, 2015, as amended.

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $22.3 million and $10.4 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of approximately $244.3 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•
continue the development of our lead product candidate, brincidofovir, for the prevention of cytomegalovirus (CMV) infection in hematopoietic cell transplant recipients and solid organ transplant recipients;

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

•	obtaining regulatory approval in the United States for brincidofovir, initially for the prevention of CMV infection in HCT recipients;

•	obtaining United States and foreign regulatory approvals for brincidofovir for the treatment of adenovirus infection;

•	launching and commercializing brincidofovir, including establishing a sales force and collaborating with third parties;

•	achieving broad market acceptance of brincidofovir in the medical community and with third-party payers;

•	obtaining traditional approval in the United States for brincidofovir for CMV prevention; and

•	generating a pipeline of product candidates which progress to clinical development.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of our product candidates is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of our product candidates is delayed because we are required by the U.S. Food and Drug Administration (FDA) or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate, or we decide to conduct additional studies or trials for strategic reasons. For example, SUSTAIN is intended to fulfill our regulatory need for a second confirmatory study should the SUPPRESS data support accelerated approval, while SURPASS is designed primarily to evaluate brincidofovir in a significantly more common setting of kidney transplant patients than that provided by the patient population for SUSTAIN. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

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

On May 1, 2014, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) that was declared effective by the SEC on May 16, 2014. The shelf registration statement allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities, up to a total aggregate offering price of $200.0 million from time to time in one or more offerings. As of March 31, 2015, we had sold approximately $119.4 million of our common stock under this shelf registration statement. On October 29, 2014, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC on October 29, 2014. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue shares of our common stock up to a total aggregate offering price of $150.0 million from time to time in one or more offerings. As of the date hereof we had sold approximately $121.7 million of our common stock under this shelf registration statement.

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

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, brincidofovir, which has completed a Phase 2 clinical trial for the prevention of CMV infection in adult HCT recipients and a Phase 2 trial in preemptive treatment of adenovirus infection in adult and pediatric HCT recipients. In August 2013, we initiated a Phase 3 trial, known as SUPPRESS, for the prevention of CMV infection in allogeneic HCT recipients. We intend to use this trial as a basis to submit a new drug application (NDA) to the FDA under the accelerated approval pathway seeking regulatory approval to market brincidofovir in the United States and to file equivalent applications outside the United States. In the first quarter of 2014, we initiated a second Phase 3 clinical trial of brincidofovir, known as AdVise, for the treatment of AdV infection immunocompromised patients. We are currently in discussions with EU regulatory authorities related to the possibility of receiving an approval related to AdVise. We recently announced the design of two Phase 3 clinical trials that we plan to conduct for the prevention of CMV disease in kidney transplant recipients. Improvements in immunosuppressive regimens have decreased the rates of organ rejection over the past decade. However, there have not been concomitant advances in antiviral therapy to prevent infection caused by the DNA viruses including CMV and BK virus. The long term survival of kidney transplants has therefore plateaued, with less than half of transplanted kidneys still functioning a decade after surgery. SUSTAIN is a Phase 3 study in kidney transplant recipients at high risk of CMV disease. It is a blinded, non-inferiority study of brincidofovir versus valganciclovir in kidney transplant recipients who are CMV seronegative (R-) but who receive a kidney from a CMV seropositive (D+) donor. The primary endpoint is CMV disease, with secondary endpoints related to renal function at one year, a measurement closely correlated with long-term renal survival.  The trial is expected to enroll approximately 750 patients, and, if positive, could serve as a confirmatory study that would support traditional approval in the U.S. for the CMV prevention indication. Because the population for SUSTAIN makes up less than 20% of patients who are receiving a kidney transplant, it is important to also study brincidofovir in the most common setting of kidney transplantation, namely in patients who are CMV seropositive (R+) when they receive their new kidney. These patients are at increased risk of

CMV reactivation due to the significant immunosuppression they receive to avoid organ rejection. CMV seropositive organ recipients comprise over half the transplant recipients; patients in this population will be enrolled in the parallel SURPASS trial. SURPASS has a similar design to SUSTAIN, and is a blinded, non-inferiority study of brincidofovir versus valganciclovir in kidney transplant recipients who are CMV seropositive (R+).  The primary endpoint is CMV disease, with secondary endpoints related to renal function at six months.  The trial is expected to enroll approximately 520 patients. Both SUSTAIN and SURPASS will provide an opportunity to evaluate brincidofovir’s potential activity against BK virus, a polyomavirus that is a leading cause of kidney injury in these patient populations.

SUSTAIN is intended to fulfill our regulatory need for a second confirmatory study for the prevention of CMV infection should the SUPPRESS data support an accelerated approval in the United States, while SURPASS is designed primarily to evaluate brincidofovir in a significantly more common setting of kidney transplant patients than that provided by the patient population for SUSTAIN. There is no guarantee that our Phase 3 clinical trials will be completed or, if completed, will be successful. The success of brincidofovir will depend on several factors, including the following:

•	successful completion of nonclinical studies and successful enrollment and completion of clinical trials;

•	receipt of marketing approvals from the FDA and corresponding regulatory authorities outside the United States for our product candidates;

•	establishing commercial manufacturing capabilities, either by building such facilities ourselves or making arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payers;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

We have completed a Phase 2 clinical study of brincidofovir for the prevention of CMV infection in HCT recipients and recently completed a Phase 2 study of brincidofovir as preemptive therapy for AdV infection in HCT recipients. However, we have never completed a pivotal Phase 3 clinical trial. The positive results we have seen to date in our Phase 2 clinical trial of brincidofovir for the prevention of CMV in HCT recipients and our Phase 2 trial of brincidofovir as preemptive therapy for asymptomatic AdV infection do not ensure that later clinical trials, such as our currently enrolling Phase 3 SUPPRESS and AdVise trials, and any additional Phase 3 clinical trials, such as SUSTAIN and SURPASS, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

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

Negative or inconclusive results of our Phase 3 SUPPRESS and AdVise trials of brincidofovir, or any other clinical trial we conduct, could cause the FDA and/or foreign health authorities to require that we repeat or conduct additional clinical studies. Despite the results reported in earlier clinical trials for brincidofovir, we do not know whether SUPPRESS, AdVise, or any other clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates, including brincidofovir. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including brincidofovir, may be adversely impacted.

We are developing brincidofovir to treat patients who are extremely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if they are not shown to be related to brincidofovir.

We are developing our lead product candidate, brincidofovir, for the prevention of CMV infection in HCT recipients through the Phase 3 SUPPRESS trial, and for the treatment of adenovirus infection through the AdVise trial. Many of these patients receive an HCT as a potential cure or remission for many cancers and genetic disorders. Patients enrolled in AdVise are often extremely sick and have a high likelihood of experiencing adverse outcomes as a result of their infection.

We are also planning to initiate two Phase 3 studies, SUSTAIN and SURPASS, of brincidofovir for the prevention of CMV infection in kidney transplant recipients.

To prepare for their transplant, such patients receive a pre-transplant conditioning regimen, which involves high-dose chemotherapy and may also include radiation therapy. The conditioning regimen suppresses the patient’s immune system in order to prevent it from attacking the new bone marrow. For solid organ transplants, immunosuppressants are generally tapered after the first few months, so the risk of severe viral infection is highest in the first few months. Generally, patients remain at high risk during the first 100 days following their transplant and are at increased risk of infections during that period, which can be serious and even life-threatening due to their weakened immune systems.

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

Our relationships with investigators, health care professionals, consultants, third-party payers, and customers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others play a primary role in the recommendation and prescribing of any products for which we obtain marketing approval. Our current business operations and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

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

•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly or willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

•
the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (collectively, the Health Care Reform Law), and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies to report to the U.S. Department of Health and Human Services information related to payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payers, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Modernization Act) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payers.

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

We depend on the continuation of our current collaboration with ContraVir Pharmaceuticals, who is currently responsible for developing and commercializing CMX157.

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

Risks Related to Commercialization of Our Product Candidates

The commercial success of brincidofovir and our other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients, pharmacists and health care payers.

If any of our product candidates, including brincidofovir, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including brincidofovir, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy in our clinical trials;

•	relative convenience, ease of administration and acceptance by physicians, patients, pharmacists and health care payers;

•	prevalence and severity of any AEs;

•	limitations or warnings contained in the FDA-approved label for the relevant product candidate;

•	availability of alternative treatments;

•	pricing and cost-effectiveness;

•	effectiveness of our or any future collaborators’ sales and marketing strategies;

•	ability to obtain hospital formulary approval;

•	ability to ensure availability for product through appropriate channel manager;

•	ability to maintain adequate inventory; and

•	ability to obtain and maintain sufficient third-party coverage or reimbursement, which may vary from country to country.

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

Our strategy for brincidofovir is to develop a specialty sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payers in the United States and elsewhere. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that are not covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales, including sales of brincidofovir, will be adversely affected.
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

Currently the only approved antiviral treatment for CMV in HCT patients is Cytovene® (ganciclovir), although other antivirals, such as Valcyte® (valganciclovir), Foscavir® (foscarnet), Zovirax® (acyclovir) and Vistide® (cidofovir) are used. Ganciclovir, foscarnet, cidofovir, and valganciclovir are currently generically available. We are aware of several companies that are working specifically to develop drugs that would compete against brincidofovir for the prevention or treatment of CMV, including Merck & Co., Inc.’s development of letermovir, Shire Plc’s development of maribavir and Vical Incorporated’s and Astellas Pharma US, Inc.’s development of ASP0113 (TransVax), and the additional availability of patient-specific T-cell therapies targeting antigens for CMV and other dsDNA viruses. Many of our competitors have substantially greater financial, technical, commercial and other resources, such as larger research and development staff, stronger intellectual property portfolios and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

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

We will face competition from other drugs currently approved or that will be approved in the future for the same indications. Therefore, our ability to compete successfully will depend largely on our ability to:

•	discover and develop medicines that are superior to other products in the market;

•	demonstrate through our clinical trials that our product candidates, including brincidofovir, are differentiated from existing and future therapies;

•	evaluate new potential indications across the lifecycle of brincidofovir;

•	attract qualified scientific, product development and commercial personnel;

•	obtain and successfully defend and enforce patent and/or other proprietary protection for our medicines and technologies;

•	obtain required regulatory approvals;

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines; and

•	negotiate competitive pricing and reimbursement with third-party payers.

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

Furthermore, market acceptance and sales of brincidofovir, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payers, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. We cannot be sure that reimbursement will be available for brincidofovir, or any other product candidates.

Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize brincidofovir, or any other product candidates that we develop.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future products profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future products, following approval. The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including brincidofovir. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of brincidofovir and any other product candidate that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. In addition, there may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.

Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payers for any of our product candidates, including brincidofovir, could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in case s in which it would have been advantageous for us to retain sole development and commercialization rights.

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

There can be no assurances that we will be able to enter into a contract with BARDA to act as the sole supplier for the procurement of brincidofovir for the treatment of smallpox.*

On April 13, 2015, BARDA posted a notice of intent to use other than full and open competition to award a sole source contract to us for the procurement of brincidofovir for the treatment of smallpox. BARDA anticipates that it will announce the award of this contract in the fourth quarter of government fiscal year 2015. Notwithstanding the announcement from BARDA, there can be no assurances that we will enter into a contract with BARDA to act as the sole supplier for the procurement of brincidofovir for the treatment of smallpox. Before we can enter into the contract BARDA must prepare and obtain approval of a justification for the use of other than full and open competition and we must negotiate its terms, including the price and delivery schedule of brincidofovir for the treatment of smallpox. The execution of the contract is also subject to an open comment period, during which third-parties can present evidence for the purpose of persuading BARDA to conduct a competitive procurement process, which if successful, could nullify BARDA’s current intention to enter into a sole source contract with us. Additionally, as a governmental agency, BARDA’s ability to enter into a contract is subject to continued funding for this purpose, which can change at any time. If we are not successful in entering into a contract with BARDA, we would not be eligible to obtain funding from BARDA for the procurement of brincidofovir for the treatment of smallpox.

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

Our activities, and the activities of our collaborators, partners and third-party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the Foreign Corrupt Practices Act, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to delay or terminate the development of our product candidates, or we could be required to repay amounts we received from government payers, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of March 31, 2015, we had 83 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and commercial teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize brincidofovir and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of March 31, 2015, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 29.2% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 29, 2015 and our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (a) December 31, 2018, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (d) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting expense and expend significant management efforts. In this or future years, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the Securities and Exchange Commission, the NASDAQ Stock Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

Pursuant to our 2013 Equity Incentive Plan (the 2013 Plan), our management is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2013 Plan will automatically increase on January 1st each year, through January 1, 2023, by an amount equal to 4.0% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. In addition, our board of directors may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the terms of our 2013 Employee Stock Purchase Plan (ESPP). The number of shares of our common stock reserved for issuance under our ESPP will automatically increase on January 1st each year, through January 1, 2023, by an amount equal to the lesser of 422,535 shares or one percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2013 Plan and ESPP each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On January 20, 2015, the Company issued an aggregate of 23,000 shares of its common stock to OTA LLC in connection with the exercise of a warrant.  The aggregate exercise price for the shares of common stock issued was $166,980.

On February 19, 2015, the Company issued an aggregate of 114,744 shares of its common stock to OTA LLC in connection with the exercise of a warrant.  The aggregate exercise price for the shares of common stock issued was $833,041.44.

The issuances of the common stock described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipient of common stock in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. No underwriters were involved in these transactions.

Purchase of Equity Securities

We did not purchase any of our registered securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Form of Warrant to Purchase Stock issued to participants in the Registrant's Series F Preferred Stock financing dated February 7, 2011.

4.3(2)	Amended and Restated Investor Rights Agreement dated February 7, 2011 by and among the Registrant and certain of its stockholders.

4.4(3)	Amendment to Amended and Restated Investor Rights Agreement dated October 29, 2014 by and among the Registrant and certain of its stockholders.

10.1(4)
Contract Modification No. 24, dated February 19, 2015, to the contract by and between the Registrant at the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.2	Sixth Amendment to Office Lease dated April 28, 2015 by and between the Registrant and IVC Meridian TT O, LLC.

10.3
Contract modification No. 25, dated March 26, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

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

*In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

(3)	Incorporated by reference to Chimerix, Inc.'s Current Report on Form 8-K (No. 001-35867) filed with the SEC on October 29, 2014.

(4)	Incorporated by reference to Chimerix, Inc.'s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 6, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

May 11, 2015	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, MD, MPH
President and Chief Executive Officer

May 11, 2015	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary