Form 10-Q
period 2015-06-30
CHIMERIX INC
filed 2015-08-06
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 30, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 46,068,592.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$127,776	$128,462
Short-term investments, available-for-sale	130,555	106,114
Accounts receivable	2,311	106
Prepaid expenses and other current assets	8,651	2,775
Total current assets	269,293	237,457
Long-term investments	150,139	52,973
Property and equipment, net of accumulated depreciation	1,996	1,310
Other long-term assets	80	138
Total assets	$421,508	$291,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,819	$5,938
Accrued liabilities	10,758	6,833
Loan payable, net	1,484	4,296
Total current liabilities	22,061	17,067
Long-term liabilities	134	175
Total liabilities	22,195	17,242

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2015 and December 31, 2014; 45,847,032 and 41,031,770 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	46	41
Additional paid-in capital	666,586	496,602
Accumulated other comprehensive gain, net	1,803	35
Accumulated deficit	(269,122)	(222,042)
Total stockholders’ equity	399,313	274,636
Total liabilities and stockholders’ equity	$421,508	$291,878

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Contract revenue	$2,598	$919	$3,833	$1,699
Collaboration and licensing revenue	1,545	—	1,548	—
Total revenues	4,143	919	5,381	1,699
Operating expenses:
Research and development	21,762	8,092	39,205	16,384
General and administrative	7,332	4,423	13,455	7,095
Total operating expenses	29,094	12,515	52,660	23,479
Loss from operations	(24,951)	(11,596)	(47,279)	(21,780)
Other income (expense):
Interest income (expense), net	136	(138)	199	(334)
Net loss	(24,815)	(11,734)	(47,080)	(22,114)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	1,144	12	1,769	(20)
Comprehensive loss	$(23,671)	$(11,722)	$(45,311)	$(22,134)
Per share information:
Net loss, basic and diluted	$(0.59)	$(0.39)	$(1.13)	$(0.78)
Weighted-average shares outstanding, basic and diluted	42,079,716	30,111,380	41,614,494	28,446,074

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(47,080)	$(22,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	264	95
Amortization of debt costs	49	83
Amortization of premium/discount on investments	783	385
Share-based compensation	5,203	1,415
Amortization of deferred lease obligation	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,205)	(40)
Prepaid expenses and other assets	(5,828)	(489)
Accounts payable and accrued liabilities	6,972	1,912
Net cash used in operating activities	(41,857)	(18,753)

Cash flows from investing activities:
Purchase of property and equipment	(950)	(226)
Purchase of short-term investments	(33,669)	(88,641)
Purchase of long-term investments	(147,086)	—
Sales of short-term investments	1,003	—
Maturities of short-term investments	60,005	7,240
Net cash used in investing activities	(120,697)	(81,627)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,445	781
Proceeds from employee stock purchase plan stock purchases	461	229
Proceeds from exercise of warrants	1,000	—
Proceeds from public offering, net of offering costs	161,880	111,845
Repayment of debt	(2,850)	(2,850)
Payments for deferred financing costs	(68)	—
Net cash provided by financing activities	161,868	110,005
Net (decrease) increase in cash and cash equivalents	(686)	9,625
Cash and cash equivalents:
Beginning of period	128,462	109,976
End of period	$127,776	$119,601

Supplemental disclosure cash flow information:
Cash paid for interest	$132	$370

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At June 30, 2015 and December 31, 2014, the Company had cash equivalents, consisting of money market accounts, and short-term and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At June 30, 2015 and December 31, 2014, the Company had cash equivalents, short-term investments and long-term investments comprised of corporate bonds, commercial paper and brokered certificates of deposit for which quoted prices are not available that are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

The Company’s preferred stock investment in ContraVir Pharmaceuticals (NASDAQ: CTRV) (ContraVir) is categorized as Level 3 as there are significant unobservable inputs. The valuation of the investment at June 30, 2015 and December 31, 2014 was calculated on an as if converted to common share basis with a discount for lack of marketability applied due to the 18 month restriction from the date of the investment on selling the converted common shares. An option pricing model was used to determine the discount for lack of marketability of 23% and 25% at June 30, 2015 and December 31, 2014, respectively. The key unobservable inputs used in the option pricing model at June 30, 2015 were (i) exercise price - $5.08, (ii) dividend yield - 0%, (iii) expected holding period - 0.97 years, (iv) risk-free rate - 0.28%, and (v) volatility - 65%. The key unobservable inputs used in the option pricing model at December 31, 2014 were (i) exercise price - $2.22, (ii) dividend yield - 0%, (iii) expected holding period - 1.5 years, (iv) risk-free rate - 0.44%, and (v) volatility - 65%. The increase in valuation of the preferred stock for the three and six months ended June 30, 2015 was recorded as an unrealized gain in investment, net of tax in the Consolidated Statements of Operations and Comprehensive Loss.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$117,537	$117,537	$—	$—
Certificates of deposit	240	—	240	—
Commercial paper	9,999	—	9,999	—
Total cash equivalents	127,776	117,537	10,239	—
Short-term investments
Certificates of deposit	25,646	—	25,646	—
Corporate bonds	23,409	—	23,409	—
Commercial paper	3,999	—	3,999	—
U.S. Treasury securities	73,310	73,310	—	—
Preferred stock of U.S. corporation	4,191	—	—	4,191
Total short-term investments	130,555	73,310	53,054	4,191
Long-term investments
Certificates of deposit	18,261	—	18,261	—
U.S. Treasury securities	131,878	131,878	—	—
Total long-term investments	150,139	131,878	18,261	—
Total assets	$408,470	$322,725	$81,554	$4,191

	Fair Value Measurements
	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$125,606	$125,606	$—	$—
Certificates of deposit	480	—	480	—
Total cash equivalents	126,086	125,606	480	—
Short-term investments
Certificates of deposit	16,981	—	16,981	—
Corporate bonds	69,892	—	69,892	—
Commercial paper	11,240	—	11,240	—
U.S. Treasury securities	8,000	8,000	—	—
Total short-term investments	106,114	8,000	98,114	—
Long-term investments
Certificates of deposit	10,996	—	10,996	—
U.S. Treasury securities	40,197	40,197	—	—
Preferred stock of U.S. corporation	1,781	—	—	1,781
Total long-term investments	52,973	40,197	10,996	1,781
Total assets	$285,173	$173,803	$109,590	$1,781

Below is a table that presents a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements (Level 3)
Preferred stock of U.S. corporation:
Fair value at December 31, 2014	$1,781
Fair value increase recorded in other comprehensive gain	2,410
Fair value at June 30, 2015	$4,191

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

Milestone payments are recognized when earned, provided that (i) the milestone event is substantive; (ii) there is no ongoing performance obligation related to the achievement of the milestone earned; and (iii) it would result in additional payments. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement, and the related risk associated with the achievement of the milestone. Contingent based event payments the Company may receive under a license or collaboration agreement will be recognized when received.

Research and Development Prepaids and Accruals

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. Depending on amounts paid to the contract research organization and other third-party vendors as compared to actual expenses incurred, there might be a prepaid balance recorded as a prepaid asset. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through June 30, 2015, there had been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants and options to purchase common stock and employee stock purchase plan rights. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants and options to purchase common stock outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the three and six months ended June 30, 2015 and 2014.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of warrants and options to purchase common stock and employee stock purchase plan rights, as the impact of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 1.2 million and 2.4 million for the three months ended June 30, 2015 and 2014, respectively, and 1.3 million and 2.5 million for the six months ended June 30, 2015 and 2014, respectively.

Impact of Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is not permitted. The Company is currently analyzing the impact of this new accounting guidance.

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

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements.”  The amendments in ASU 2015-10 will clarify and correct some of the difference that arose between original guidance from FASB, EITF and other sources, and the translation into the new Codification. ASU 2015-10 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The Company does not expect the adoption of ASU 2015-10 to have a material impact on its consolidated financial statements.

Note 2. Investments

The following table summarizes the Company's short-term and long-term investments (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$23,415	$—	$(6)	$23,409
Certificates of deposit	43,884	29	(6)	43,907
U.S. Treasury securities	205,173	38	(23)	205,188
Commercial paper	3,999	—	—	3,999
Preferred stock of U.S. corporation	1,545	2,646	—	4,191
Total investments	$278,016	$2,713	$(35)	$280,694

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$69,947	$—	$(56)	$69,891
Certificates of deposit	28,039	1	(62)	27,978
U.S. Treasury securities	48,279	—	(82)	48,197
Commercial paper	11,242	—	(2)	11,240
Preferred stock of U.S. corporation	1,545	236	—	1,781
Total investments	$159,052	$237	$(202)	$159,087

The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. Any such declines in value judged to be other-than temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the three and six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the scheduled maturity for the Company's debt investments at June 30, 2015 (in thousands):

Maturing in one year or less	$126,364
Maturing after one year through two years	150,139
Total debt investments	276,503
Preferred stock of U.S. corporation	4,191
Total investments	$280,694

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

The first tranche, which was paid in full as of June 30, 2015, had an interest-only period of twelve months followed by a principal and interest amortization period of 30 months with interest being charged at 8.25% per year. The second tranche, which had an outstanding principal balance of $1.5 million as of June 30, 2015, has an interest-only period of 6 months followed by a principal and interest amortization period of 32 months with interest being charged at 8.25%. There are certain fees in accordance with the LSA which are being recorded as discounts or short-term liabilities depending on the nature of the fees and are being accreted through interest expense over the life of the loans.

Note 4. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.2 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from the Biomedical Advanced Research and Development Authority (BARDA), the primary source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement has been made as of June 30, 2015 and December 31, 2014.

Note 5. Equity Transactions and Share-based Compensation

Common Stock
On June 16, 2015, the Company completed an underwritten public offering of 4,341,250 shares of common stock, including 566,250 shares sold pursuant to the full exercise of an option granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by the Company at a price to the public of $39.75 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately $161.9 million.

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2015, the common stock reserved for issuance under the 2013 Plan was automatically increased by 1,641,271 shares. As of June 30, 2015, there was a total of 1,785,375 shares reserved for future issuance under the 2013 Plan.

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

The Company has reserved a total of 1,381,191 shares of common stock to be purchased under the ESPP, of which 1,329,277 shares remained available for purchase as of June 30, 2015. Eligible employees may authorize up to 15% of their salary to purchase common stock at the lower of 85% of the beginning price or 85% of the ending price during each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. The Company did not issue any shares of common stock pursuant to the ESPP for the three months ended June 30, 2015 and 2014. The Company issued 25,639 and 14,184 shares of common stock pursuant to the ESPP for the six months ended June 30, 2015 and 2014, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. For the three and six months ended June 30, 2015 and 2014, there was no non-employee share-based compensation expense. Employee-related compensation expense recognized related to stock options, RSUs and the ESPP is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expense	$1,202	$(471)	$2,226	$(96)
General and administrative expense	1,599	1,115	2,977	1,511
Total share-based compensation expense	$2,801	$644	$5,203	$1,415

Note 6. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2015 as the Company incurred losses for the six month period ended June 30, 2015 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2015. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB Accounting Standards Codification 740.

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

As of June 30, 2015, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

The Company did not recognize expenses under this agreement for the three and six months ended June 30, 2015 and 2014.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the development of brincidofovir as a medical countermeasure in the event of a smallpox release. The contract has been amended several times. On August 28, 2014, the second option segment of the contract to provide approximately $17.0 million through November 30, 2015 was executed. On July 14, 2015, the contract was amended to extend the period of performance for the second option segment through June 30, 2016.

Under the contract, BARDA will reimburse the Company, plus pay a fixed fee, for the research and development of brincidofovir as a treatment for smallpox infections. The contract consists of an initial performance period, referred to as the base performance segment, plus up to four extension periods, referred to as option segments, each of which may be exercised at BARDA’s sole discretion. Under the contract as currently in effect, the Company may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. As of June 30, 2015, we had recognized revenue in aggregate of $40.6 million with respect to the base performance segment and the first two extension periods.

For the three months ended June 30, 2015 and 2014, the Company recognized revenue under this contract of $2.6 million and $0.9 million, respectively, and for the six months ended June 30, 2015 and 2014, the Company recognized revenue under this contract of, $3.8 million and $1.7 million, respectively.

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

In exchange for the license to CMX157 rights, the Company received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, the Company is eligible to receive up to approximately $20.0 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. Either party may terminate the license agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. ContraVir may also terminate the license agreement without cause on a country-by-country basis upon 60 days’ prior written notice.

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. During the fourth quarter of 2014, the Company recorded this amount as a long-term investment and deferred revenue, which was included in accrued liabilities in the Consolidated Balance Sheets. Upon the completion of the transfer of the investigational new drug (IND) and technical know-how related to CMX157, the Company recognized the upfront payment as revenue during the three months ended June 30, 2015. As of June 30, 2015 and December 31, 2014, the fair value of the investment was $4.2 million and $1.8 million, respectively.

Note 8. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2015, and events which occurred subsequently but were not recognized in the financial statements.

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

OVERVIEW

Chimerix is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals in areas of high unmet medical need. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administrated drug regimens. Based on our proprietary lipid conjugate technology, our lead compound, brincidofovir (BCV or CMX001), is in Phase 3 clinical development. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Recent Developments

Completion of Targeted Enrollment for Brincidofovir Phase 3 SUPPRESS and AdVise Trials

In June 2015, we completed enrollment of the targeted 450 subjects in SUPPRESS, a Phase 3 trial evaluating brincidofovir for the prevention of clinically significant cytomegalovirus (CMV) infection in hematopoietic cell transplant (HCT) recipients. We anticipate reporting topline data from SUPPRESS in early 2016.

The primary endpoint of SUPPRESS is prevention of clinically significant CMV infection through the first 24 weeks post-transplant. Subjects were randomized to receive brincidofovir or placebo orally twice-weekly for the first 14 weeks following their HCT, and are followed for 10 weeks after treatment. If the primary endpoint for SUPPRESS is achieved, brincidofovir could be the first antiviral approved for the prevention of CMV infection in stem cell transplant recipients. Secondary endpoints in SUPPRESS could provide important additional data on the potential for brincidofovir to prevent clinically significant infections with other DNA viruses that often coexist in immunocompromised patients such as adenovirus, Epstein-Barr virus (EBV) and BK virus, and the potential impact of brincidofovir on overall and transplant-related mortality in the critical first months following the transplant.

In August 2015, we announced completion of enrollment of our Phase 3 AdVise Study, which is evaluating brincidofovir for the treatment of adenovirus (AdV) infections in pediatric and adult patients. The AdVise trial enrolled over 200 patients with serious adenovirus infections, including over 100 patients in the key population of HCT recipients with disseminated AdV disease, a life-threatening infection that has reported mortality of up to 80%. HCT recipients with localized or asymptomatic AdV infection were also enrolled in AdVise, as were patients with other reasons for immune suppression that had confirmed serious adenovirus infections, a group that included solid organ transplant recipients and patients receiving chemotherapy. All patients enrolled in AdVise receive brincidofovir orally twice-weekly for 12 weeks, and are followed for a minimum of

12 weeks after treatment, with a primary endpoint of overall survival. We are also conducting Study 305 to obtain clinical outcomes data in patients considered matched controls from the same medical centers as AdVise participants.

Brincidofovir Demonstrated a Statistically Significant Survival Benefit in a Pivotal Study in an Animal Model of Smallpox Infection

In July 2015, we reported results from the pivotal smallpox study that was conducted under the FDA's Animal Efficacy Rule, which allows for testing of investigational drugs in animal models to support effectiveness in diseases which are not ethical or feasible to study in humans. In this well-characterized model of smallpox, animals were administered a lethal inoculum of rabbitpox virus, and monitored for clinical signs of disease. At the time of first clinical sign of disease, animals were randomized to receive placebo, immediate brincidofovir, or brincidofovir after a delay of 24, 48, or 72 hours. The study met its primary endpoint of survival benefit. Animals treated with brincidofovir upon the first clinical sign of disease, and animals that receive brincidofovir 24 or 48 hours after the first clinical sign of disease, demonstrated a statistically significant (p < 0.05) reduction in mortality compared to animals that received placebo. Final results from this study are expected in the fourth quarter of 2015 and will be submitted to an upcoming medical conference and to the FDA for a discussion regarding further development requirements.

The brincidofovir doses used in this animal study were scaled to equivalent doses used in the Phase 3 clinical trials of brincidofovir for CMV and adenovirus in humans, the SUPPRESS and AdVise trials, respectively. Additional data may be required prior to a new drug application (NDA) submission for smallpox.

Notice of Intent for other than Full and Open Competition for the Procurement of Brincidofovir for the CDC/Strategic National Stockpile

In April 2015, the Department of Health and Human Services, Office of the Assistant Secretary for Preparedness and Response, Biomedical Advanced Research and Development Authority (BARDA) posted a notice of intent to use other than full and open competition (Notice of Intent) to award a sole source contract to us for procurement of brincidofovir for the treatment of smallpox.

BARDA anticipates announcing the award of this contract by the end of September 2015. The estimated period of performance for the 60-month base period is September 2015 through August 2020 for initial deliveries of brincidofovir to the U.S. Centers for Disease Control and Prevention for the Strategic National Stockpile (SNS). Options may be exercised at BARDA’s discretion to achieve the potential delivery of a maximum of 1.7 million treatment courses.

The delivery schedule of the smallpox antiviral treatment courses to the SNS for the treatment of smallpox will be established during contract negotiations. The first delivery of smallpox antiviral to the SNS fulfilling requirements established by the U.S. Food and Drug Administration (FDA) to support potential use of the product during a declared emergency is expected to occur in 2017. The remaining product deliveries will be structured during the remaining 60 month base period.  BARDA has proposed the award of a hybrid contract consisting of a firm-fixed price component for the purchase of smallpox antiviral and a cost-plus fixed fee component to support final development efforts of the smallpox antiviral.

The Notice of Intent estimates that the total dollar value for the 60-month base period contract is approximately $100 million. If all options are exercised by BARDA, the total dollar value is estimated to be approximately $435 million.

We have received a request for proposal (RFP) from BARDA for the procurement of brincidofovir as a medical countermeasure for the treatment of smallpox and plan to submit a proposal to BARDA by the end of August 2015.

Public Offering of Common Stock

In June 2015, the company completed a common stock offering with net proceeds of approximately $162 million. These proceeds are expected to be used primarily to fund the company’s Phase 3 trials of brincidofovir in kidney transplant recipients, expansion of commercial manufacturing, pre-launch commercial activities, additional research and development programs, and general corporate purposes.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from government grants and contracts and the receipt of up-front proceeds under collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at our discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. As of June 30, 2015, we had recognized revenue in aggregate of $40.6 million with respect to the base performance segment and the first two extension periods.

During the second quarter of 2015, we were performing under the first two option segments of the BARDA contract during which we may receive expense and fee reimbursement up to $5.3 million under the first option segment and up to $17.0 million under the second option segment. The first option segment ended on April 30, 2015 and the second option segment is scheduled to end on June 30, 2016. Under the BARDA contract, we recognized revenue of $2.6 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and we recognized revenue of $3.8 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.

In December 2014, we entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) for the development and commercialization of CMX157 for certain antiviral indications. In exchange for the license to CMX157 rights, we received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, we are eligible to receive clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. We recognized the upfront license fee payment from ContraVir as deferred revenue for the year ended December 31, 2014, as our performance obligations were not completed as of December 31, 2014. During the second quarter of 2015, the performance obligations were completed and we recognized $1.5 million of collaboration and licensing revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct research and development expenses	$14,819	$5,714	$26,883	$10,732
Research and development personnel costs	5,636	1,777	10,172	4,443
Indirect research and development expenses	1,307	600	2,151	1,208
Total research and development expenses	$21,762	$8,091	$39,205	$16,384

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

Brincidofovir

The majority of our research and development resources are currently focused on our Phase 3 trial of brincidofovir for prevention of CMV in HCT recipients (SUPPRESS), our Phase 3 trial of brincidofovir as a treatment for AdV (AdVise), our Phase 3 trials of brincidofovir for prevention of CMV in kidney transplant recipients (SUSTAIN and SURPASS), other planned clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of brincidofovir for approval in the United States and equivalent health authority approval outside the United States. We have incurred and expect to continue to incur significant expense in connection with these efforts, including expenses related to:

•	manufacturing to produce, test and package our drug substance and drug product for brincidofovir;

•	initiation, enrollment, and conduct of SUPPRESS;

•	initiation, enrollment, and conduct of AdVise; and

•	initiation, enrollment and conduct of SUSTAIN and SURPASS.

In addition, pursuant to our contract with BARDA, we are evaluating brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and pharmacokinetics of brincidofovir in animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and brincidofovir 100 mg tablets. During the first option segment of the contract, we performed additional animal testing of brincidofovir. We are currently performing under the second option segment of the contract with BARDA and have performed additional animal testing of brincidofovir. Further animal studies of brincidofovir may be required in order to provide sufficient data supporting the efficacy of brincidofovir for approval in the U.S. and equivalent health authorities outside the U.S. for the treatment of smallpox.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total share-based compensation expense of $2.8 million and $0.6 million was recognized in the three months ended June 30, 2015 and 2014, respectively, and $5.2 million and $1.4 million was recognized in the six months ended June 30, 2015 and 2014, respectively. The share-based compensation expense recognized included expense from stock options, restricted stock units (RSUs) and our 2013 employee stock purchase plan (ESPP).

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited consolidated condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31,

2014 filed with the SEC on March 6, 2015, as amended. There have been no material changes during the second quarter of 2015 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014, together with the changes in those items (in thousands, except percentages):

	Three Months Ended June 30, 2015		Dollar Change	% Change
	2015	2014	Increase/(Decrease)
Revenues:
Contract revenue	$2,598	$919	$1,679	182.7%
Collaboration and licensing revenue	1,545	—	1,545	—
Total revenues	4,143	919	3,224	350.8%
Operating expenses:
Research and development	21,762	8,092	13,670	168.9%
General and administrative	7,332	4,423	2,909	65.8%
Total operating expenses	29,094	12,515	16,579	132.5%
Loss from operations	(24,951)	(11,596)	(13,355)	115.2%
Other income (expense):
Interest income (expense), net	136	(138)	274	(198.6)%
Net loss	$(24,815)	$(11,734)	$(13,081)	111.5%

Contract Revenue

For the three months ended June 30, 2015, total contract revenue increased to $2.6 million compared to $0.9 million for the three months ended June 30, 2014. The increase of $1.7 million, or 182.7%, is related to an increase in reimbursable expenses related to our contract with BARDA.

Collaboration and Licensing Revenue

For the three months ended June 30, 2015, total collaboration and licensing revenue was $1.5 million. In December 2014, we entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals. We recognized the upfront license fee payment as deferred revenue in 2014. During the second quarter of 2015, we completed our performance obligations related to this agreement and recognized $1.5 million of collaboration and licensing revenue.

Research and Development Expenses

For the three months ended June 30, 2015, our research and development expenses increased to $21.8 million compared to $8.1 million for the three months ended June 30, 2014.  The increase of $13.7 million, or 168.9%, is primarily related to the following:

•	an increase in clinical trial expenses of $5.4 million related to our ongoing Phase 3 SUPPRESS and AdVise studies, as well as the start-up costs of our Phase 3 SUSTAIN and SURPASS studies;

•
an increase in compensation and other employee related costs of $3.9 million, consisting of $1.7 million of share-based compensation, and $2.2 million of compensation and benefits expense related to the addition of new employees as we continue to grow our clinical, regulatory and manufacturing departments; and

•	an increase of $2.6 million in drug manufacturing costs for raw materials as we began primary and secondary brincidofovir manufacturing campaigns.

General and Administrative Expenses

For the three months ended June 30, 2015, our general and administrative costs increased to $7.3 million compared to $4.4 million for the three months ended June 30, 2014. The increase of $2.9 million, or 65.8%, is primarily related to the following:

•	an increase in costs of $1.8 million as we expand our commercialization preparations to launch brincidofovir; and

•
a net increase in compensation and other employee related costs of $0.7 million, consisting of an increase of $1.5 million of share-based compensation, and $0.8 million of compensation and benefit expense related to the addition of new employees to support the commercialization and overall growth of the company, partially offset by a $1.6 million reduction due to a one-time severance charge that occurred in 2014.

Interest Income (Expense), Net

For the three months ended June 30, 2015, our interest income (expense), net, increased to income of $136,000 compared to an expense of $138,000 for the three months ended June 30, 2014. The increase of $274,000, or 198.6%, is attributable to interest earned on our cash and investments and a decrease in interest expense associated with the smaller outstanding loan balance in the second quarter of 2015 compared to the second quarter of 2014 as we continue to pay down the outstanding principal balance.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014, together with the changes in those items (in thousands except percentages):

	Six Months Ended June 30,		Dollar Change	% Change
	2015	2014	Increase/(Decrease)
Revenues:
Contract revenue	$3,833	$1,699	$2,134	125.6%
Collaboration and licensing revenue	1,548	—	1,548	—
Total revenues	5,381	1,699	3,682	216.7%
Operating expenses:
Research and development	39,205	16,384	22,821	139.3%
General and administrative	13,455	7,095	6,360	89.6%
Total operating expenses	52,660	23,479	29,181	124.3%
Loss from operations	(47,279)	(21,780)	(25,499)	117.1%
Other income (expense):
Interest income (expense), net	199	(334)	533	(159.6)%
Net loss	$(47,080)	$(22,114)	$(24,966)	112.9%

Contract Revenue

For the six months ended June 30, 2015, total contract revenue increased to $3.8 million compared to $1.7 million for the six months ended June 30, 2014. The increase of $2.1 million, or 125.6%, is related to an increase in reimbursable expenses related to our contract with BARDA.

Collaboration and Licensing Revenue

For the six months ended June 30, 2015, total collaboration and licensing revenue was $1.5 million. In December 2014, we entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals. We recognized the upfront license fee payment as deferred revenue in 2014. During the second quarter of 2015, we completed our performance obligations related to this agreement and recognized $1.5 million of collaboration and licensing revenue.

Research and Development Expenses

For the six months ended June 30, 2015, our research and development expenses increased to $39.2 million compared to $16.4 million for the six months ended June 30, 2014.  The increase of $22.8 million, or 139.3%, is primarily related to the following:

•	an increase in clinical trial expenses of $10.1 million related to our ongoing Phase 3 SUPPRESS and AdVise studies, as well as the start-up costs of our Phase 3 SUSTAIN and SURPASS studies;

•
an increase in compensation and other employee related costs of $5.7 million, consisting of $3.4 million of compensation and benefit expense and $2.3 million of share-based compensation as we continue to grow our clinical, regulatory and manufacturing departments; and

•	an increase of $4.0 million in drug manufacturing costs for raw materials as we began primary and secondary brincidofovir manufacturing campaigns.

General and Administrative Expenses

For the six months ended June 30, 2015, our general and administrative costs increased to $13.5 million compared to $7.1 million for the six months ended June 30, 2014. The increase of $6.4 million, or 89.6%, is primarily related to the following:

•	an increase in costs of $3.0 million as we expand our commercialization preparations to launch brincidofovir; and

•
a net increase in compensation and other employee related costs of $2.2 million, consisting of an increase of $2.5 million of share-based compensation and $1.3 million of compensation and benefits related to the addition of new employees to support the commercialization and overall growth of the company, partially offset by a $1.6 million reduction due to a one-time severance charge that occurred in 2014.

Interest Income (Expense), Net

For the six months ended June 30, 2015, our interest income (expense), net, increased to income of $0.2 million compared to an expense of $0.3 million for the six months ended June 30, 2014. The increase of $0.5 million, or 159.6%, is attributable to interest earned on our cash and investments and a decrease in interest expense associated with the smaller outstanding loan balance in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as we continue to pay down the outstanding principal balance.

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

On May 27, 2014, we completed an underwritten public offering of 8,395,000 shares of common stock, including 1,095,000 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $14.22 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $111.8 million. The securities described above were offered by us pursuant to a shelf registration statement declared effective by the SEC on May 16, 2014. The shelf registration statement allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities, up to a total aggregate offering price of $200.0 million from time to time in one or more offerings. As of June 30, 2015, we had sold approximately $119.4 million of our common stock under this shelf registration statement.

On November 5, 2014, we completed an underwritten public offering of 4,197,500 shares of common stock, including 547,500 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $29.00 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $114.0 million. The securities described above were offered by us pursuant to an automatic shelf registration statement which immediately became effective by rule of the SEC on October 29, 2014. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue shares of our common stock up to a total aggregate offering price of $150.0 million from time to time in one or more offerings. As of June 30, 2015, we had sold approximately $121.7 million of our common stock under this shelf registration statement.

On June 16, 2015, we completed an underwritten public offering of 4,341,250 shares of common stock, including 566,250 shares sold pursuant to the full exercise of an option granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $39.75 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $161.9 million. The securities described above were offered by us pursuant to a shelf registration statement (including a prospectus) filed with the SEC on June 9, 2015, which became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue shares of our common stock up to a total aggregate offering price of $250.0 million from time to time in one or more offerings. As of June 30, 2015, we had sold approximately $172.6 million of our common stock under this shelf registration statement.

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

As of June 30, 2015, we had capital available to fund operations of approximately $404.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements into 2017. Such operating and capital requirements do not contemplate incremental expenses associated with a full scale commercial launch of brincidofovir. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

During 2012, we entered into a loan and security agreement with SVB and MidCap allowing for borrowing up to $15.0 million. In January 2012, we borrowed $3.0 million under this agreement which had an interest only period for twelve months, followed by a thirty month principal and interest period at a rate of 8.25%. In September 2012, we borrowed an additional $12.0 million under this agreement which had an interest only period of six months, followed with a thirty-two month principal interest period at a rate of 8.25%. As of June 30, 2015, the principal balance of the loan was $1.5 million.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30, 2015
	2015	2014
Net cash (used in) provided by:
Operating activities	$(41,857)	$(18,753)
Investing activities	(120,697)	(81,627)
Financing activities	161,868	110,005
Net (decrease) increase in cash and cash equivalents	$(686)	$9,625

Operating Activities

Net cash used in operating activities of $41.9 million for the six months ended June 30, 2015 was primarily the result of our $47.1 million net loss, partially offset by the add-back of non-cash expenses of $5.2 million for share-based compensation and $0.8 million of accretion on investments. The change in operating assets and liabilities includes an increase of $7.0 million in accounts payable and accrued liabilities, partially offset by an increase in prepaid expenses and other current assets of $5.8 million primarily related to activities of our Phase 3 clinical trials and an increase in accounts receivable of $2.2 million related to work on the BARDA contract. Net cash used in operating activities of $18.8 million during the six months ended June 30, 2014 was primarily the result of our $22.1 million net loss, partially offset by the add-back of non-cash expenses of $1.4 million for share-based compensation and $0.4 million of accretion on investments. The change in operating assets and liabilities includes an increase of $1.9 million in accounts payable and accrued liabilities partially offset by an increase in prepaid expenses and other current assets of $0.5 million primarily related to activities of our Phase 3 clinical trials.

Investing Activities

Net cash used in investing activities of $120.7 million for the six months ended June 30, 2015 primarily relates to the purchase of $33.7 million in short-term and $147.1 million in long-term investments, partially offset by the maturities of $60.0 million in short-term investments. Net cash used in investing activities of $81.6 million during the six months ended June 30, 2014 was primarily the result of the purchase of $88.6 million in short-term investments, partially offset by the maturities of $7.2 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $161.9 million for the six months ended June 30, 2015 was primarily the result of approximately $161.9 million in net proceeds from the completion of a public offering and $2.9 million from the exercise of warrants, stock options and stock purchases through our ESPP, partially offset by $2.9 million in debt repayment. Net cash provided by financing activities of $110.0 million for the six months ended June 30, 2014 was primarily the result of approximately $111.8 million in net proceeds from the completion of a public offering and $1.0 million in proceeds from the exercise of stock options and stock purchases through our ESPP, partially offset by $2.9 million in debt repayment.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our consolidated results of operations for the three and six months ending June 30, 2015 or 2014.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2015, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $47.1 million and $22.1 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of approximately $269.1 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•
continue the development of our lead product candidate, brincidofovir, for the prevention of cytomegalovirus (CMV) infection in hematopoietic cell transplant (HCT) recipients and solid organ transplant recipients;

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development, obtain the necessary regulatory approvals and commercialize our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining favorable results for and advancing the development of brincidofovir, initially for the prevention of CMV in HCT recipients, including successfully completing Phase 3 clinical development;

•	obtaining United States and foreign regulatory approval for brincidofovir, initially for the prevention of CMV infection in HCT recipients;

•	obtaining U. S. and foreign regulatory approvals for brincidofovir for the treatment of AdV infection;

•	launching and commercializing brincidofovir, including establishing a sales force and collaborating with third parties;

•	achieving broad market acceptance of brincidofovir in the medical community and with third-party payers;

•	obtaining traditional approval in the U. S. for brincidofovir for CMV prevention; and

•	generating a pipeline of product candidates which progress to clinical development.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of our product candidates is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of our product candidates is delayed because we are required by the U.S. Food and Drug Administration (FDA) or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate, or we decide to conduct additional studies or trials for strategic reasons. For example, SUSTAIN is intended to fulfill our regulatory need for a second confirmatory study should the SUPPRESS data support accelerated approval for the prevention of clinically significant CMV infection, while SURPASS is designed primarily to evaluate brincidofovir in a significantly more common setting of kidney transplant patients than that provided by the patient population for SUSTAIN. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

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

We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements into 2017. Such operating and capital requirements do not contemplate incremental expenses associated with a full scale commercial launch of brincidofovir. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA or foreign regulatory authorities requires us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than brincidofovir. In any event, we will require additional capital to commercialize our lead product candidate, brincidofovir.

We have existing shelf registration statements which are effective under which we can sell an aggregate of up to $186.3 million of securities, and for so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, we are permitted to file additional registration statements, which will be automatically effective, and allow us to sell additional securities from time-to-time.

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

In August 2013, we initiated a Phase 3 trial, known as SUPPRESS, for the prevention of CMV infection in allogeneic HCT recipients. On June 8, 2015, we announced the successful enrollment of the targeted 450 patients in SUPPRESS. We intend to use this trial as a basis to submit a new drug application (NDA) to the FDA under the accelerated approval pathway seeking regulatory approval to market brincidofovir in the United States and to file equivalent applications outside the United States. In the first quarter of 2014, we initiated a second Phase 3 clinical trial of brincidofovir, known as AdVise, for the treatment of AdV infection in immunocompromised patients. On August 3, 2015, we announced the successful enrollment of the targeted 200 patients in AdVise.

We recently announced the design of two Phase 3 clinical trials that we plan to conduct for the prevention of CMV disease in kidney transplant recipients. Improvements in immunosuppressive regimens have decreased the rates of organ rejection over the past decade. However, there have not been concomitant advances in antiviral therapy to prevent infection caused by the DNA viruses including CMV and BK virus. The long term survival of kidney transplants has therefore plateaued, with less than half of transplanted kidneys still functioning a decade after surgery. SUSTAIN is a Phase 3 study in kidney transplant recipients at high risk of CMV disease. It is a blinded, non-inferiority study of brincidofovir versus valganciclovir in kidney transplant recipients who are CMV seronegative (R-) but who receive a kidney from a CMV seropositive (D+) donor. The primary endpoint is CMV disease, with secondary endpoints related to renal function at one year, a measurement closely correlated with long-term renal graft survival.  The trial is expected to enroll approximately 750 patients, and, if positive, could serve as a confirmatory study that would support traditional approval in the U.S. for the CMV prevention indication. Because the population for SUSTAIN makes up less than 20% of patients who are receiving a kidney transplant, it is important to also study brincidofovir in the most common setting of kidney transplantation, namely in patients who are CMV seropositive (R+) when they receive their new kidney. These patients are at increased risk of CMV reactivation due to the significant immunosuppression they receive to avoid organ rejection. CMV seropositive organ recipients comprise over half the transplant recipients; patients in this population will be enrolled in the parallel SURPASS trial. SURPASS has a similar design to SUSTAIN, and is a blinded, non-inferiority study of brincidofovir versus valganciclovir in kidney transplant recipients who are CMV seropositive (R+).  The primary endpoint is CMV disease, with secondary endpoints related to renal function at six months.  The trial is expected to enroll approximately 520 patients. Both SUSTAIN and SURPASS will provide an opportunity to evaluate brincidofovir’s potential activity against BK virus, a polyomavirus that is a leading cause of kidney injury in these patient populations.

SUSTAIN is intended to fulfill our regulatory need for a second confirmatory study for the prevention of CMV infection should the SUPPRESS data support an accelerated approval in the United States, while SURPASS is designed primarily to evaluate brincidofovir in a significantly more common setting of kidney transplant patients than that provided by the patient population for SUSTAIN. We have not conducted a large, dose-ranging study in this patient population. There is no guarantee that our Phase 3 clinical trials will be completed or, if completed, will be successful, or if successful, will result in an approval. The success of brincidofovir will depend on several factors, including the following:

•	successful completion of nonclinical studies and successful enrollment and completion of clinical trials;

•	receipt of marketing approvals from the FDA and corresponding regulatory authorities outside the United States for our product candidates;

•	establishing commercial manufacturing capabilities;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payers;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

We have completed a Phase 2 clinical study of brincidofovir for the prevention of CMV infection in HCT recipients and a Phase 2 study of brincidofovir as preemptive therapy for AdV infection in HCT recipients. However, we have never completed a pivotal Phase 3 clinical trial. The positive results we have seen to date in our Phase 2 clinical trial of brincidofovir for the prevention of CMV in HCT recipients and the encouraging data from our Phase 2 trial of brincidofovir as preemptive therapy for asymptomatic AdV infection do not ensure that later clinical trials, such as our ongoing Phase 3 SUPPRESS and AdVise trials, and any additional Phase 3 clinical trials, such as SUSTAIN and SURPASS, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

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

We are developing our lead product candidate, brincidofovir, for the prevention of CMV infection in HCT recipients through the Phase 3 SUPPRESS trial, and for the treatment of adenovirus infection through the AdVise trial. Many of these patients receive an HCT as a potential cure or remission for many cancers and genetic disorders. Patients enrolled in AdVise are often extremely sick and have a high likelihood of experiencing adverse outcomes as a result of their infection. To prepare for a hematopoietic cell transplant, patients receive a pre-transplant conditioning regimen, which involves high-dose chemotherapy and may also include radiation therapy. The conditioning regimen suppresses the patient's immune system in order to prevent it from attacking the new bone marrow.

We are also planning to initiate two Phase 3 studies, SUSTAIN and SURPASS, of brincidofovir for the prevention of CMV infection in kidney transplant recipients.

In the setting of a kidney or other transplant immunosuppressive therapies are administered to decrease the risk of organ rejection and are generally tapered after the first few months; the risk of severe viral infection is highest in the first few months. Generally, patients remain at high risk during the first 100 to 200 days following their transplant and are at increased risk of infections during that period, which can be serious and even life-threatening due to their weakened immune systems.

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

For example, due to the specialized indication and patient populations being studied in our Phase 3 clinical trials of brincidofovir, the number of study sites available to us is relatively limited, and therefore enrollment of suitable patients to participate in the trial may take longer than is typical for studies involving other indications. This may result in a delay or unsuccessful completion of our clinical trials, including our Phase 3 clinical trials of brincidofovir for CMV prevention in solid organ transplant recipients.

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

Brincidofovir and our other product candidates will also be subject to additional ongoing regulatory requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. In the United States, the holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Furthermore, promotional materials must be approved by the FDA prior to use for any drug receiving accelerated approval, the pathway that we are pursuing for an initial marketing approval of brincidofovir in the United States for prevention of CMV in HCT recipients.

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

Our reliance on third-party manufacturers entails risks, including:

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

We rely on limited sources of supply for the drug component for our lead product candidate, brincidofovir, and any disruption in the chain of supply may cause delay in developing and commercializing brincidofovir.*

Manufacturing of drug components is subject to certain FDA and comparable foreign qualifications with respect to manufacturing standards. We are currently transferring the drug substance manufacturing process to our selected contractor that will produce the commercial supply of drug substance and have selected a commercial tablet and suspension manufacturer to optimize tablet and suspension formulation production to meet forecasted commercial demand. There can be no assurance that such transfer will be successful. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors with the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of brincidofovir. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production.

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

We rely on third parties to conduct, supervise and monitor our clinical studies and related data, and if those third parties perform in an unsatisfactory manner, it may harm our business.

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

If any of our product candidates, including brincidofovir, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including brincidofovir, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy in our clinical trials;

•	relative convenience, ease of administration and acceptance by physicians, patients, pharmacists and health care payers;

•	prevalence and severity of any AEs;

•	limitations or warnings contained in the FDA-approved label for the relevant product candidate;

•	availability of alternative treatments;

•	pricing and cost-effectiveness;

•	effectiveness of our or any future collaborators’ sales and marketing strategies;

•	ability to obtain hospital formulary approval;

•	ability to ensure availability for product through appropriate channels;

•	ability to maintain adequate inventory; and

•	ability to obtain and maintain sufficient third-party coverage or reimbursement, which may vary from country to country.

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

Our strategy for brincidofovir is to establish a specialty sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payers in the United States and elsewhere. We may elect to launch with a contract sales organization and utilize accompanying commercial support services provided by a contract sales organization. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that are not covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales, including sales of brincidofovir, will be adversely affected.

Establishing an internal sales force involves many challenges, including:

•	recruiting and retaining talented people;

•	training employees that we recruit;

•	establishing compliance standards;

•	setting the appropriate system of incentives;

•	managing additional headcount;

•	ensuring that appropriate support functions are in place to support sales force organizational needs; and

•	integrating a new business unit into an existing corporate architecture.

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

Currently the only approved antiviral treatment for CMV infections in HCT patients is Cytovene® (ganciclovir), although other antivirals, such as Valcyte® (valganciclovir), Foscavir® (foscarnet), Zovirax® (acyclovir) and Vistide® (cidofovir) are used. Ganciclovir, foscarnet, cidofovir, and valganciclovir are currently generically available. We are aware of several companies that are working specifically to develop drugs that would compete against brincidofovir for the prevention or treatment of CMV, including Merck & Co., Inc.’s development of letermovir, Shire Plc's development of maribavir, and Vical Incorporated’s and Astellas Pharma US, Inc.’s development of ASP0113 (TransVax), and the additional availability of patient-specific T-cell therapies targeting antigens for CMV and other dsDNA viruses. Many of our competitors have substantially greater financial, technical, commercial and other resources, such as larger research and development staff, stronger intellectual property portfolios and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

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

New technologies or procedures could be developed that would change or restrict the number of patients undergoing hematopoietic cell or solid organ transplants. A reduction in the number of transplants could negatively impact our commercial business by decreasing sales of our products and limiting peak sales potential.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future revenues to support the development of brincidofovir for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.*

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second option segments of the contract which is scheduled to end in June 2016. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segment is completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

There can be no assurances that we will be able to enter into a contract with BARDA to act as the sole supplier for the procurement of brincidofovir for the treatment of smallpox.*

On April 13, 2015, BARDA posted a notice of intent to use other than full and open competition to award a sole source contract to us for the procurement of brincidofovir for the treatment of smallpox.  The notice stated that BARDA anticipates that it will announce the award of this contract by the end of September 2015. On May 22, 2015, BARDA posted an approved justification for the use of other than full and open competition for the contract.  In July 2015, BARDA issued a request for proposal (“RFP”) to Chimerix entitled “2015 Procurement of a Second Smallpox Antiviral Drug for the Strategic National Stockpile“.  Notwithstanding the issuance of the RFP, there can be no assurances that we will enter into a contract with BARDA to act as the sole supplier for the procurement of brincidofovir for the treatment of smallpox.  Before we can enter into the contract we must negotiate its terms, including the price and delivery schedule.  Additionally, as a governmental agency, BARDA’s ability to enter into a contract is subject to continued funding for this purpose, which can change at any time.

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

A possible consequence of both activism and legislation in this area is the need for us to initiate an unanticipated expanded access program or to make brincidofovir more widely available sooner than anticipated. We are a small company with limited resources and unanticipated trials or access programs could result in diversion of resources from our primary goals.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of June 30, 2015, we had 104 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and commercial teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize brincidofovir and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We currently carry $15.0 million in product liability insurance covering our clinical trials. Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of June 30, 2015, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 29.0% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, we have existing shelf registration statements which are effective under which we can sell an aggregate of up to $186.3 million of securities, and for so long as we continue to satisfy the requirements to be deemed a well-known seasoned filer, we are permitted to file additional registration statements, which will be automatically effective, and allow us to sell additional securities from time-to-time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 15, 2015, the Company issued an aggregate of 112,837 shares of its common stock to Morningside Venture Investments Limited in connection with the exercise of a warrant.  The aggregate exercise price for the shares of common stock issued was $1.0 million.

The issuance of the common stock described above was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipient of common stock in the transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. No underwriters were involved in these transactions.

Purchase of Equity Securities

We did not purchase any of our registered securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Form of Warrant to Purchase Stock issued to participants in the Registrant's Series F Preferred Stock financing dated February 7, 2011.

4.3(2)	Amended and Restated Investor Rights Agreement dated February 7, 2011 by and among the Registrant and certain of its stockholders.

4.4(3)	Amendment to Amended and Restated Investor Rights Agreement dated October 29, 2014 by and among the Registrant and certain of its stockholders.

10.1(4)	Sixth Amendment to Office Lease dated April 28, 2015 by and between the Registrant and IVC Meridian TT O, LLC.

10.2
Contract modification No. 26, dated June 18, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.3
Contract modification No. 27, dated July 14, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

(3)	Incorporated by reference to Chimerix, Inc.'s Current Report on Form 8-K (No. 001-35867) filed with the SEC on October 29, 2014.

(4)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 11, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

August 6, 2015	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, MD, MPH
President and Chief Executive Officer

August 6, 2015	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary