Form 10-Q
period 2015-09-30
CHIMERIX INC
filed 2015-11-05
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-35867

CHIMERIX, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0903395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2505 Meridian Parkway, Suite 100
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

As of October 29, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 46,146,101.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$44,720	$128,462
Short-term investments, available-for-sale	176,080	106,114
Accounts receivable	525	106
Prepaid expenses and other current assets	8,183	2,775
Total current assets	229,508	237,457
Long-term investments	159,486	52,973
Property and equipment, net of accumulated depreciation	2,439	1,310
Other long-term assets	75	138
Total assets	$391,508	$291,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,919	$5,938
Accrued liabilities	7,782	6,833
Loan payable, net	375	4,296
Total current liabilities	21,076	17,067
Long-term liabilities	221	175
Total liabilities	21,297	17,242

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2015 and December 31, 2014; 46,142,340 and 41,031,770 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	46	41
Additional paid-in capital	671,380	496,602
Accumulated other comprehensive gain, net	356	35
Accumulated deficit	(301,571)	(222,042)
Total stockholders’ equity	370,211	274,636
Total liabilities and stockholders’ equity	$391,508	$291,878

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Contract revenue	$2,271	$1,185	$6,104	$2,884
Collaboration and licensing revenue	—	—	1,548	—
Total revenues	2,271	1,185	7,652	2,884
Operating expenses:
Research and development	26,406	13,328	65,611	29,712
General and administrative	8,613	4,717	22,068	11,812
Total operating expenses	35,019	18,045	87,679	41,524
Loss from operations	(32,748)	(16,860)	(80,027)	(38,640)
Other income (expense):
Interest income (expense), net	299	(91)	498	(425)
Net loss	(32,449)	(16,951)	(79,529)	(39,065)
Other comprehensive loss:
Unrealized (loss) gain on investments, net	(1,448)	(43)	321	(63)
Comprehensive loss	$(33,897)	$(16,994)	$(79,208)	$(39,128)
Per share information:
Net loss, basic and diluted	$(0.70)	$(0.47)	$(1.84)	$(1.26)
Weighted-average shares outstanding, basic and diluted	46,059,112	35,845,792	43,112,314	30,939,752

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(79,529)	$(39,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	444	183
Amortization of debt costs	64	118
Amortization of premium/discount on investments	1,186	734
Share-based compensation	8,882	2,777
Amortization of deferred lease obligation	4	—
Changes in operating assets and liabilities:
Accounts receivable	(419)	(654)
Prepaid expenses and other assets	(5,354)	(780)
Accounts payable and accrued liabilities	7,931	6,483
Net cash used in operating activities	(66,791)	(30,204)

Cash flows from investing activities:
Purchase of property and equipment	(1,574)	(703)
Purchase of short-term investments	(56,294)	(138,058)
Purchase of long-term investments	(212,766)	—
Sales of short-term investments	1,003	2,499
Maturities of short-term investments	90,822	20,690
Net cash used in investing activities	(178,809)	(115,572)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,967	2,148
Proceeds from employee stock purchase plan stock purchases	1,054	426
Proceeds from exercise of warrants	1,000	6
Proceeds from public offering, net of offering costs	161,880	111,845
Repayment of debt	(3,975)	(4,275)
Payments for deferred financing costs	(68)	—
Net cash provided by financing activities	161,858	110,150
Net decrease in cash and cash equivalents	(83,742)	(35,626)
Cash and cash equivalents:
Beginning of period	128,462	109,976
End of period	$44,720	$74,350

Supplemental disclosure cash flow information:
Cash paid for interest	$156	$552

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals to address unmet medical needs. The Company was founded in 2000 based on the promise of its proprietary lipid conjugate technology to unlock the potential of some of the most potent broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administered dosing regimens. Based on the Company’s proprietary lipid conjugate technology, its lead compound, brincidofovir, is in Phase 3 clinical development. In addition, the Company has an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At September 30, 2015 and December 31, 2014, the Company had cash equivalents, consisting of money market accounts, and short-term and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At September 30, 2015 and December 31, 2014, the Company had cash equivalents, short-term investments and long-term investments comprised of corporate bonds, commercial paper and brokered certificates of deposit for which quoted prices are not available that are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

The Company’s preferred stock investment in ContraVir Pharmaceuticals (NASDAQ: CTRV) (ContraVir) is categorized as Level 3 as there are significant unobservable inputs. The valuation of the investment at September 30, 2015 and December 31, 2014 was calculated on an as if converted to common share basis with a discount for lack of marketability applied due to the 18 month restriction from the date of the investment on selling the converted common shares. An option pricing model was used to determine the discount for lack of marketability of 18% and 25% at September 30, 2015 and December 31, 2014, respectively. The key unobservable inputs used in the option pricing model at September 30, 2015 were (i) exercise price - $2.09, (ii) dividend yield - 0%, (iii) expected holding period - 0.7 years, (iv) risk-free rate - 0.21%, and (v) volatility - 65%. The key unobservable inputs used in the option pricing model at December 31, 2014 were (i) exercise price - $2.22, (ii) dividend yield - 0%, (iii) expected holding period - 1.5 years, (iv) risk-free rate - 0.44%, and (v) volatility - 65%. The change in valuation of the preferred stock for the three and nine months ended September 30, 2015 was recorded as an unrealized (loss) gain on investments, net in the Consolidated Statements of Operations and Comprehensive Loss.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$17,847	$17,847	$—	$—
Commercial paper	24,996	—	24,996	—
Total cash equivalents	42,843	17,847	24,996	—
Short-term investments
Certificates of deposit	22,093	—	22,093	—
Corporate bonds	3,001	—	3,001	—
U.S. Treasury securities	149,144	149,144	—	—
Preferred stock of U.S. corporation	1,842	—		1,842
Total short-term investments	176,080	149,144	25,094	1,842
Long-term investments
Certificates of deposit	16,816	—	16,816	—
U.S. Treasury securities	142,670	142,670	—	—
Total long-term investments	159,486	142,670	16,816	—
Total assets	$378,409	$309,661	$66,906	$1,842

	Fair Value Measurements
	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$125,606	$125,606	$—	$—
Certificates of deposit	480	—	480	—
Total cash equivalents	126,086	125,606	480	—
Short-term investments
Certificates of deposit	16,981	—	16,981	—
Corporate bonds	69,892	—	69,892	—
Commercial paper	11,240	—	11,240	—
U.S. Treasury securities	8,000	8,000	—	—
Total short-term investments	106,114	8,000	98,114	—
Long-term investments
Certificates of deposit	10,996	—	10,996	—
U.S. Treasury securities	40,197	40,197	—	—
Preferred stock of U.S. corporation	1,781	—	—	1,781
Total long-term investments	52,973	40,197	10,996	1,781
Total assets	$285,173	$173,803	$109,590	$1,781

Below is a table that presents a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements (Level 3)
Preferred stock of U.S. corporation:
Fair value at December 31, 2014	$1,781
Fair value increase recorded in other comprehensive gain	61
Fair value at September 30, 2015	$1,842

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued compensation	$3,080	$3,057
Accrued research and development expenses	2,604	1,116
Deferred revenue	—	1,545
Other accrued liabilities	2,098	1,115
Total accrued liabilities	$7,782	$6,833

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

Research and Development Prepaids and Accruals

As part of the process of preparing financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations that vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. Depending on amounts paid to the contract research organization and other third-party vendors as compared to actual expenses incurred, there might be a prepaid balance recorded as a prepaid asset. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of trials, or the completion of services. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2015, there had been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants and options to purchase common stock and employee stock purchase plan rights. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants and options to purchase common stock outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of warrants and options to purchase common stock and employee stock purchase plan rights, as the impact of such items are anti-dilutive during periods of net loss. As a result, there was no difference between basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2015 and 2014. Potential common shares excluded from the calculations were 1.1 million and 2.1 million for the three months ended September 30, 2015 and 2014, respectively, and 1.3 million and 2.4 million for the nine months ended September 30, 2015 and 2014, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. ASU 2014-09, as amended in ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date", is effective for public business entities' annual periods and interim periods within those annual periods beginning after December 15, 2017. Earlier adoption is permitted for public business entities as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently analyzing the impact of this new accounting guidance.

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

Note 2. Investments

The following table summarizes the Company's short-term and long-term investments (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$3,001	$—	$—	$3,001
Certificates of deposit	38,884	32	(7)	38,909
U.S. Treasury securities	291,672	147	(5)	291,814
Preferred stock of U.S. corporation	1,545	297	—	1,842
Total investments	$335,102	$476	$(12)	$335,566

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$69,947	$—	$(56)	$69,891
Certificates of deposit	28,039	1	(62)	27,978
U.S. Treasury securities	48,279	—	(82)	48,197
Commercial paper	11,242	—	(2)	11,240
Preferred stock of U.S. corporation	1,545	236	—	1,781
Total investments	$159,052	$237	$(202)	$159,087

The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. Any such declines in value judged to be other-than temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the three and nine months ended September 30, 2015 and 2014.

The following table summarizes the scheduled maturity for the Company's debt investments at September 30, 2015 (in thousands):

Maturing in one year or less	$174,238
Maturing after one year through two years	159,486
Total debt investments	333,724
Preferred stock of U.S. corporation	1,842
Total investments	$335,566

Note 3. Loan Payable

On January 27, 2012, the Company entered into a Loan and Security Agreement (LSA) with Silicon Valley Bank and MidCap Financial SBIC, LP allowing for borrowings up to $15.0 million, split between a first tranche of $3.0 million borrowed at the time of the agreement, and a second tranche of up to $12.0 million. The borrowings under the LSA were collateralized by a security interest in all of the Company’s assets, excluding its intellectual property.

The first tranche, which was paid in full as of June 30, 2015, had an interest-only period of twelve months followed by a principal and interest amortization period of 30 months with interest being charged at 8.25% per year. The second tranche, which had an outstanding principal balance of $0.4 million as of September 30, 2015, had an interest-only period of 6 months followed by a principal and interest amortization period of 32 months with interest being charged at 8.25%. There were certain fees in accordance with the LSA which were recorded as discounts or short-term liabilities depending on the nature of the fees and accreted through interest expense over the life of the loans. As of October 14, 2015, the LSA was paid in full and no amounts remain outstanding.

Note 4. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from the Biomedical Advanced Research and Development Authority (BARDA), the primary source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement has been made as of September 30, 2015 and December 31, 2014.

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

Warrants

For the three months ended September 30, 2015 warrants for the purchase of 0.2 million shares of common stock were exercised with no net proceeds to the Company. For the nine months ended September 30, 2015, warrants for the purchase of 0.4 million shares of common stock were exercised resulting in $1.0 million in proceeds to the Company.

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2015, the common stock reserved for issuance under the 2013

Plan was automatically increased by 1.6 million shares. As of September 30, 2015, there was a total of 1.6 million shares reserved for future issuance under the 2013 Plan.

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. Initially, the ESPP authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b).  On January 1, 2015, the common stock reserved for issuance under the ESPP was automatically increased by an additional 0.4 million shares bringing the total number of shares of common stock that may be purchased under the ESPP to 1.4 million.

The Company has reserved a total of 1.4 million shares of common stock to be purchased under the ESPP, of which 1.3 million shares remained available for purchase as of September 30, 2015. The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 31,000 and 12,000 shares of common stock pursuant to the ESPP for the three months ended September 30, 2015 and 2014, respectively. The Company issued approximately 57,000 and 26,000 shares of common stock pursuant to the ESPP for the nine months ended September 30, 2015 and 2014, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. For the three and nine months ended September 30, 2015 and 2014, there was no non-employee share-based compensation expense. Employee share-based compensation expense recognized related to stock options and the ESPP is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development expense	$1,594	$524	$3,820	$428
General and administrative expense	2,085	838	5,062	2,349
Total share-based compensation expense	$3,679	$1,362	$8,882	$2,777

Note 6. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2015 as the Company incurred losses for the nine month period ended September 30, 2015 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2015. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB Accounting Standards Codification 740.

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

As of September 30, 2015, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

The Company did not recognize expenses under this agreement for the three and nine months ended September 30, 2015 and 2014.

Biomedical Advanced Research and Development Authority

In February 2011, the Company entered into a contract with BARDA for the development of brincidofovir as a medical countermeasure in the event of a smallpox release. The contract has been amended several times. In July 2015, the contract was amended to extend the period of performance for the second option segment through June 30, 2016. In September 2015, the third option segment of the contract to provide approximately $13 million through October 31, 2016 was executed.

Under the contract, BARDA will reimburse the Company, plus pay a fixed fee, for the research and development of brincidofovir as a treatment for smallpox infections. The contract consists of an initial performance period, referred to as the base performance segment, plus up to four extension periods, referred to as option segments, each of which may be exercised at BARDA’s sole discretion. Under the contract as currently in effect, the Company may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. As of September 30, 2015, we had recognized revenue in aggregate of $42.8 million with respect to the base performance segment and the first three extension periods.

For the three months ended September 30, 2015 and 2014, the Company recognized revenue under this contract of $2.3 million and $1.2 million, respectively, and for the nine months ended September 30, 2015 and 2014, the Company recognized revenue under this contract of $6.1 million and $2.9 million, respectively.

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

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. During the fourth quarter of 2014, the Company recorded this amount as a long-term investment and deferred revenue, which was included in accrued liabilities in the Consolidated Balance Sheets. Upon the completion of the transfer of the investigational new drug (IND) and technical know-how related to CMX157, the Company recognized the upfront payment as revenue during the three months ended June 30, 2015. As of September 30, 2015 and December 31, 2014, the fair value of the investment was $1.8 million.

Note 8. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2015, and events which occurred subsequently but were not recognized in the financial statements.

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

OVERVIEW

Chimerix is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals to address unmet medical needs. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administrated dosing regimens. Based on our proprietary lipid conjugate technology, our lead compound, brincidofovir, is in Phase 3 clinical development. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Recent Developments

Dosing Initiated in Phase 3 SUSTAIN and SURPASS Trials of Brincidofovir for Prevention of Cytomegalovirus Disease in Kidney Transplant Recipients

In October 2015, we initiated dosing in the Phase 3 kidney transplant program. The SUSTAIN and SURPASS trials are evaluating brincidofovir for the prevention of cytomegalovirus (CMV) disease in kidney transplant recipients.

SUSTAIN is designed to demonstrate the safety and efficacy of brincidofovir for the prevention of CMV disease in kidney transplant recipients at high risk of CMV disease. It is a blinded, non-inferiority study of brincidofovir versus valganciclovir in kidney transplant recipients who have not been previously infected with CMV (CMV seronegative recipient, or “R-“) and who have no immunity to CMV. These CMV seronegative patients who receive a kidney from a CMV seropositive ("D+") donor are at high risk of CMV infection and disease.  The trial is expected to enroll approximately 750 patients with 1:1 randomization to brincidofovir or valganciclovir for 200 days following the transplant.

SURPASS is a blinded study of brincidofovir versus valganciclovir in kidney transplant recipients who are CMV seropositive ("R+").  These CMV seropositive patients are at an increased risk of CMV disease. The trial is expected to enroll approximately 520 patients with 1:1 randomization to brincidofovir or valganciclovir for 100 days following the transplant.

The primary endpoint of both studies is CMV disease, with secondary endpoints related to renal function, a measurement closely correlated with long-term kidney graft survival. The same dose of brincidofovir that was studied in the SUPPRESS trial in HCT recipients, 100 mg twice-weekly, will be studied in the SUSTAIN and SURPASS trials.

BARDA Contract Extension of $13 Million for the Continued Development of Brincidofovir for Smallpox

In September 2015, we executed an extension of our contract with the Biomedical Advanced Research and Development Authority (BARDA) for the development of brincidofovir as a medical countermeasure to treat smallpox. This latest contract extension provides approximately $13 million in additional funding. We initiated the development contract with BARDA in February 2011 to support early research and development of brincidofovir in animal models of smallpox.

Completed Enrollment of Brincidofovir AdVise Trial for the Treatment of Adenovirus Infection

In August 2015, we completed enrollment of the AdVise trial, which is evaluating brincidofovir for the treatment of adenovirus (AdV) infections in pediatric and adult patients. The AdVise trial enrolled over 200 patients with serious adenovirus infections, including patients in the key population of HCT recipients with disseminated AdV disease, a life-threatening infection that has reported mortality of up to 80%. HCT recipients with localized or asymptomatic AdV infection were also enrolled in AdVise, as were patients with other reasons for immune suppression that had confirmed serious adenovirus infections, a group that included solid organ transplant recipients and patients receiving chemotherapy. All patients enrolled in AdVise receive brincidofovir orally twice-weekly for 12 weeks, and are followed up to 24 weeks after treatment, with a primary endpoint of overall survival. We are also conducting Study 305 to obtain clinical outcomes data in patients considered matched controls from the same medical centers as AdVise participants. As our initial NDA submission will be CMV only, we now plan to conduct the adenovirus analysis at study conclusion, when all subjects have completed 24 weeks of follow-up after dosing with brincidofovir. We will continue to prepare data from the AdVise trial and the historical matched controls to review with the FDA to determine the regulatory pathway for the treatment of adenovirus. Release of final results of the AdVise trial with matching controls is planned for the second half of 2016.

Brincidofovir Demonstrated a Statistically Significant Survival Benefit in a Pivotal Study in an Animal Model of Smallpox Infection

In July 2015, we reported positive results from the pivotal smallpox study that was conducted under the FDA’s Animal Efficacy Rule, which allows for testing of investigational drugs in animal models to support effectiveness in diseases which are not ethical or feasible to study in humans. In this well-characterized model of smallpox, animals were administered a lethal inoculum of rabbitpox virus, and monitored for clinical signs of disease. Following the onset of the first clinical sign of disease, animals were randomized to receive placebo, immediate brincidofovir, or brincidofovir after a delay of 24, 48, or 72 hours. The study met its primary endpoint of survival benefit with 100% of the animals that received brincidofovir immediately following the confirmation of their first clinical sign of infection surviving the disease. Further, animals treated with brincidofovir 24 or 48 hours following the first clinical sign of disease also demonstrated a statistically significant (p<0.05) reduction in mortality compared to animals that received placebo.

Procurement of Brincidofovir for the Centers for Disease Control/Strategic National Stockpile

In April 2015, the Department of Health and Human Services, Office of the Assistant Secretary for Preparedness and Response, BARDA posted a notice of intent to use other than full and open competition (Notice of Intent) to award a sole source contract to us for the procurement of brincidofovir for the treatment of smallpox.  In July 2015, BARDA issued a related request for proposal (RFP) to us entitled “2015 Procurement of a Second Smallpox Antiviral Drug for the Strategic National Stockpile."

In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response. We understand that BARDA had intended to make a contract award on or prior to September 30, 2015, the end of the U.S. government's fiscal year, but the contract award was postponed due to a delay in Congressional approval for the necessary appropriations.  We intend to resume our discussions with BARDA and seek to promptly finalize the contract award once the requisite budgetary funding has been approved. We are optimistic that we will be able to enter into a contract with BARDA once BARDA is able to secure the requisite budgetary funding, but we cannot guarantee that the necessary funding will be approved or made available, or if so, that we will be able to finalize a contract with BARDA on acceptable terms.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from government grants and contracts and the receipt of up-front proceeds under collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at our discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. As of September 30, 2015, we had recognized revenue in aggregate of $42.8 million with respect to the base performance segment and the first three extension periods.

During the third quarter of 2015, we were performing under the second and third option segments of the BARDA contract during which we may receive expense and fee reimbursement up to $17 million under the second option segment and up to $13 million under the third option segment. The first option segment ended on April 30, 2015, the second option segment is scheduled to end on June 30, 2016 and the third segment is scheduled to end on October 31, 2016. Under the BARDA contract, we recognized revenue of $2.3 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, and we recognized revenue of $6.1 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively.

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

•	salaries and related overhead expenses, which include stock option and employee stock purchase program compensation and benefits, for personnel in research and development functions;

•	payments to third-party manufacturers, which produce, test and package our drug substance and drug product (including continued testing of process validation and stability);

•	costs related to legal and compliance with regulatory requirements; and

•	license fees for and milestone payments related to licensed products and technologies.

We plan to increase our research and development expenses for the foreseeable future as we continue to:

•	develop brincidofovir for the prevention of CMV infection in HCT recipients;

•	develop brincidofovir for the treatment of AdV infections, for the prevention of CMV in kidney transplant recipients, and for other indications;

•	advance the development of our other product candidates, subject to the availability of additional funding; and

•	expand operations in Europe.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct research and development expenses	$18,937	$9,571	$45,819	$20,303
Research and development personnel costs	6,348	3,062	16,519	7,506
Indirect research and development expenses	1,121	695	3,273	1,903
Total research and development expenses	$26,406	$13,328	$65,611	$29,712

The successful development of our clinical and preclinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with the development of our product candidates, as detailed in Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Brincidofovir

The majority of our research and development resources are currently focused on our Phase 3 trial of brincidofovir for prevention of CMV in HCT recipients (SUPPRESS), our clinical trial of brincidofovir as a treatment for AdV (AdVise), our Phase 3 trials of brincidofovir for prevention of CMV in kidney transplant recipients (SUSTAIN and SURPASS), other planned clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of brincidofovir for approval in the United States and equivalent health authority approval outside the United States. We have incurred and expect to continue to incur significant expense in connection with these efforts, including expenses related to:

•	manufacturing to produce, test and package our drug substance and drug product for brincidofovir;

•	initiation, enrollment, and conduct of SUPPRESS;

•	initiation, enrollment, and conduct of AdVise; and

•	initiation, enrollment and conduct of SUSTAIN and SURPASS.

In addition, pursuant to our contract with BARDA, we are evaluating brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and pharmacokinetics of brincidofovir in animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and brincidofovir 100 mg tablets. During the first option segment of the contract, we performed additional animal testing of brincidofovir. We are currently performing under the second and third option segments of the contract with BARDA and have performed additional animal testing of brincidofovir. Further animal studies of brincidofovir may be required in order to provide sufficient data supporting the efficacy of brincidofovir for approval in the U.S. and equivalent health authorities outside the U.S. for the treatment of smallpox.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, commercial, investor relations, information technology, legal, human resources and administrative support functions, including share-based compensation expenses and benefits. Other significant general and administrative expenses include the pre-launch activities for brincidofovir, accounting and legal services, cost of various consultants, director and officer liability insurance, occupancy costs and information systems.

We expect that our general and administrative expenses will continue to increase due to the potential commercialization of our product candidates. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel,increased fees for outside consultants, lawyers and accountants, and costs of building a commercial infrastructure should we elect to do so.

Interest Income (Expense), Net

Interest income consists of interest earned on our cash, cash equivalents, short-term investments and long-term investments. Interest expense consists primarily of interest accrued or paid on amounts outstanding under our Loan and Security Agreement (LSA) with Silicon Valley Bank (SVB) and MidCap Financial SBIC, LP (MidCap). As of October 14, 2015, the LSA was paid in full and no amounts remain outstanding.

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total share-based compensation expense of $3.7 million and $1.4 million was recognized in the three months ended September 30, 2015 and 2014, respectively, and $8.9 million and $2.8 million was recognized in the nine months ended September 30, 2015 and 2014, respectively. The share-based compensation expense recognized included expense from stock options and our 2013 employee stock purchase plan (ESPP).

We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes pricing model. This estimate is affected by our stock price as well as assumptions including the expected volatility, expected term, risk-free interest rate, expected dividend yield, expected rate of forfeiture and the fair value of the underlying common stock on the date of grant.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGEMENTS AND ESTIMATES

The preparation of our unaudited consolidated condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015, as amended. There have been no material changes during the nine months ended September 30, 2015 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014, together with the changes in those items (in thousands, except percentages):

	Three Months Ended September 30,		Dollar Change	% Change
	2015	2014	Increase/(Decrease)
Revenues:
Contract revenue	$2,271	$1,185	$1,086	91.6%
Collaboration and licensing revenue	—	—	—	—
Total revenues	2,271	1,185	1,086	91.6%
Operating expenses:
Research and development	26,406	13,328	13,078	98.1%
General and administrative	8,613	4,717	3,896	82.6%
Total operating expenses	35,019	18,045	16,974	94.1%
Loss from operations	(32,748)	(16,860)	(15,888)	94.2%
Other income (expense):
Interest income (expense), net	299	(91)	390	NM
Net loss	$(32,449)	$(16,951)	$(15,498)	91.4%

Contract Revenue

For the three months ended September 30, 2015, total contract revenue increased to $2.3 million compared to $1.2 million for the three months ended September 30, 2014. The increase of $1.1 million, or 91.6%, is related to an increase in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the three months ended September 30, 2015, our research and development expenses increased to $26.4 million compared to $13.3 million for the three months ended September 30, 2014.  The increase of $13.1 million, or 98.1%, is primarily related to the following:

•	an increase in clinical trial expenses of $9.4 million related to our ongoing Phase 3 SUPPRESS study and our AdVise study, as well as the costs of our Phase 3 SUSTAIN and SURPASS studies;

•
an increase in compensation and other employee related costs of $3.3 million, consisting of $2.2 million of compensation and benefits expense related to the addition of new employees as we continue to grow our clinical, regulatory, development and manufacturing departments and $1.1 million of share-based compensation; and

•	an increase of $1.0 million in legal and consulting expenses mainly related to the preparation of regulatory filings.

General and Administrative Expenses

For the three months ended September 30, 2015, our general and administrative costs increased to $8.6 million compared to $4.7 million for the three months ended September 30, 2014. The increase of $3.9 million, or 82.6%, is primarily related to the following:

•
an increase in compensation and other employee related costs of $2.5 million, consisting of an increase of $1.3 million of share-based compensation, and $1.2 million of compensation and benefit expense related to the addition of new employees to support commercialization and overall growth of the company;

•	an increase of $0.5 million in legal, accounting and consulting costs; and

•	an increase in other costs of $0.4 million as we expand our commercialization preparations to launch brincidofovir.

Interest Income (Expense), Net

For the three months ended September 30, 2015, our interest income (expense), net, changed to income of $0.3 million compared to an expense of $0.1 million for the three months ended September 30, 2014. The change of $0.4 million is attributable to interest earned on our cash and investments and a decrease in interest expense associated with the smaller outstanding loan balance in the third quarter of 2015 compared to the third quarter of 2014 as we continued to pay down the outstanding principal balance.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014, together with the changes in those items (in thousands except percentages):

	Nine Months Ended September 30,		Dollar Change	% Change
	2015	2014	Increase/(Decrease)
Revenues:
Contract revenue	$6,104	$2,884	$3,220	111.7%
Collaboration and licensing revenue	1,548	—	1,548	—
Total revenues	7,652	2,884	4,768	165.3%
Operating expenses:
Research and development	65,611	29,712	35,899	120.8%
General and administrative	22,068	11,812	10,256	86.8%
Total operating expenses	87,679	41,524	46,155	111.2%
Loss from operations	(80,027)	(38,640)	(41,387)	107.1%
Other income (expense):
Interest income (expense), net	498	(425)	923	NM
Net loss	$(79,529)	$(39,065)	$(40,464)	103.6%

Contract Revenue

For the nine months ended September 30, 2015, total contract revenue increased to $6.1 million compared to $2.9 million for the nine months ended September 30, 2014. The increase of $3.2 million, or 111.7%, is related to an increase in reimbursable expenses related to our contract with BARDA.

Collaboration and Licensing Revenue

For the nine months ended September 30, 2015, total collaboration and licensing revenue was $1.5 million. In December 2014, we entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals. We recognized the upfront license fee payment as deferred revenue in 2014. During the second quarter of 2015, we completed our performance obligations related to this agreement and recognized $1.5 million of collaboration and licensing revenue.

Research and Development Expenses

For the nine months ended September 30, 2015, our research and development expenses increased to $65.6 million compared to $29.7 million for the nine months ended September 30, 2014.  The increase of $35.9 million, or 120.8%, is primarily related to the following:

•	an increase in clinical trial expenses of $19.7 million related to our ongoing Phase 3 SUPPRESS study and our AdVise study, as well as the costs of our Phase 3 SUSTAIN and SURPASS studies;

•
an increase in compensation and other employee related costs of $9.0 million, consisting of $5.6 million of compensation and benefit expense related to the addition of new employees as we continue to grow our clinical, regulatory, development and manufacturing departments and $3.4 million of share-based compensation;

•	an increase of $4.1 million in drug manufacturing costs for raw materials as we began primary and secondary brincidofovir manufacturing campaigns; and

•	an increase of $2.1 million in legal and consulting expenses mainly related to the preparation of regulatory filings.

General and Administrative Expenses

For the nine months ended September 30, 2015, our general and administrative costs increased to $22.1 million compared to $11.8 million for the nine months ended September 30, 2014. The increase of $10.3 million, or 86.8%, is primarily related to the following:

•
an increase in compensation and other employee related costs of $4.6 million, consisting of an increase of $2.7 million of share-based compensation and $1.9 million of compensation and benefits related to the addition of new employees to support commercialization and overall growth of the company;

•	an increase in other costs of $3.4 million as we expand our commercialization preparations to launch brincidofovir; and

•	an increase of $1.2 million in legal, accounting and consulting costs.

Interest Income (Expense), Net

For the nine months ended September 30, 2015, our interest income (expense), net, changed to income of $0.5 million compared to an expense of $0.4 million for the nine months ended September 30, 2014. The change of $0.9 million is attributable to interest earned on our cash and investments and a decrease in interest expense associated with the smaller outstanding loan balance in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as we continued to pay down the outstanding principal balance.

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

On May 27, 2014, we completed an underwritten public offering of 8,395,000 shares of common stock, including 1,095,000 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $14.22 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $111.8 million. The securities described above were offered by us pursuant to a shelf registration statement declared effective by the SEC on May 16, 2014. The shelf registration statement allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities, up to a total aggregate offering price of $200 million from time to time in one or more offerings. As of September 30, 2015, we had sold approximately $119.4 million of our common stock under this shelf registration statement.

On November 5, 2014, we completed an underwritten public offering of 4,197,500 shares of common stock, including 547,500 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $29.00 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $114 million. The securities described above were offered by us pursuant to an automatic shelf registration statement which immediately became effective by rule of the SEC on October 29, 2014. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue shares of our common stock up to a total aggregate offering price of $150.0 million from time to time in one or more offerings. As of September 30, 2015, we had sold approximately $121.7 million of our common stock under this shelf registration statement.

On June 16, 2015, we completed an underwritten public offering of 4,341,250 shares of common stock, including 566,250 shares sold pursuant to the full exercise of an option granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $39.75 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $161.9 million. The securities described above were offered by us pursuant to a shelf registration statement (including a prospectus) filed with the SEC on June 9, 2015, which became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue shares of our common stock up to a total aggregate offering price of $250 million from time to time in one or more offerings. As of September 30, 2015, we had sold approximately $172.6 million of our common stock under this shelf registration statement.

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

As of September 30, 2015, we had capital available to fund operations of approximately $378.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements into 2017. Such operating and capital requirements do not contemplate incremental expenses associated with a full scale commercial launch of brincidofovir. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

During 2012, we entered into a loan and security agreement with SVB and MidCap allowing for borrowing up to $15 million. In January 2012, we borrowed $3 million under this agreement which had an interest only period for twelve months, followed by a thirty month principal and interest period at a rate of 8.25%. In September 2012, we borrowed an additional $12 million under this agreement which had an interest only period of six months, followed with a thirty-two month principal interest period at a rate of 8.25%. As of September 30, 2015, the principal balance of the loan was $0.4 million. As of October 14, 2015, the principal balance of the loan was paid in full and no amounts remain outstanding.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(66,791)	$(30,204)
Investing activities	(178,809)	(115,572)
Financing activities	161,858	110,150
Net decrease in cash and cash equivalents	$(83,742)	$(35,626)

Operating Activities

Net cash used in operating activities of $66.8 million for the nine months ended September 30, 2015 was primarily the result of our $79.5 million net loss, partially offset by the add-back of non-cash expenses of $8.9 million for share-based compensation and $1.2 million of accretion on investments. The change in operating assets and liabilities includes an increase of $7.9 million in accounts payable and accrued liabilities, partially offset by an increase in prepaid expenses and other current assets of $5.4 million primarily related to activities of our clinical trials and an increase in accounts receivable of $0.4 million related to work on the BARDA contract. Net cash used in operating activities of $30.2 million during the nine months ended September 30, 2014 was primarily the result of our $39.1 million net loss, partially offset by the add-back of non-cash expenses of $2.8 million for share-based compensation and $0.7 million of accretion on investments. The change in operating assets and liabilities includes an increase of $6.5 million in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable of $0.7 million related to work on the BARDA contract and an increase in prepaid expenses and other current assets of $0.8 million primarily related to activities of our clinical trials.

Investing Activities

Net cash used in investing activities of $178.8 million for the nine months ended September 30, 2015 primarily relates to the purchase of $56.3 million in short-term and $212.8 million in long-term investments, partially offset by the maturities of $90.8 million in short-term investments. Net cash used in investing activities of $115.6 million during the nine months ended September 30, 2014 was primarily the result of the purchase of $138.1 million in short-term investments, partially offset by the maturities of $20.7 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $161.9 million for the nine months ended September 30, 2015 was primarily the result of approximately $161.9 million in net proceeds from the completion of a public offering and $4.0 million from the exercise of warrants, stock options and stock purchases through our ESPP, partially offset by $4.0 million in debt repayment. Net cash provided by financing activities of $110.2 million for the nine months ended September 30, 2014 was primarily the result of approximately $111.8 million in net proceeds from the completion of a public offering and $2.6 million in proceeds from the exercise of stock options and stock purchases through our ESPP, partially offset by $4.3 million in debt repayment.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our consolidated results of operations for the three and nine months ending September 30, 2015 or 2014.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2015, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.        RISK FACTORS

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

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $79.5 million and $39.1 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of approximately $301.6 million.

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

•	obtaining favorable results for and advancing the development of brincidofovir, initially for the prevention of CMV in HCT recipients, including successfully completing Phase 3 clinical development;

•	obtaining United States and foreign regulatory approval for brincidofovir, initially for the prevention of CMV infection in HCT recipients;

•	obtaining U.S. and foreign regulatory approvals for brincidofovir for the treatment of AdV infection;

•	launching and commercializing brincidofovir, including establishing a sales force and collaborating with third parties;

•	achieving broad market acceptance of brincidofovir in the medical community and with third-party payers;

•	obtaining traditional approval in the U. S. for brincidofovir for CMV prevention; and

•	generating, in licensing or otherwise acquiring a pipeline of product candidates which progress to clinical development.

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

For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, we are permitted to file registration statements, which will be automatically effective, and allow us to sell an unlimited amount of securities from time-to-time.

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

In August 2013, we initiated a Phase 3 trial, known as SUPPRESS, for the prevention of CMV infection in allogeneic HCT recipients. In June 2015, we announced the successful enrollment of the targeted 450 patients in SUPPRESS. We intend to use this trial as a basis to submit a New Drug Application (NDA) to the FDA under the accelerated approval pathway seeking regulatory approval to market brincidofovir in the United States and to file equivalent applications outside the United States. In the first quarter of 2014, we initiated a clinical trial of brincidofovir, known as AdVise, for the treatment of AdV infection in immunocompromised patients. On August 3, 2015, we announced the successful enrollment of the targeted 200 patients in AdVise. We are currently also conducting Study 305 to obtain clinical outcomes data in patients considered matched controls from the same medical centers as AdVise participants. We will continue to prepare data from the AdVise trial and the historical matched controls to review with the FDA to determine the regulatory pathway for the treatment of adenovirus.

We recently announced the initiation of two Phase 3 clinical trials that we are conducting for the prevention of CMV disease in kidney transplant recipients. Improvements in immunosuppressive regimens have decreased the rates of organ rejection over the past decade. However, there have not been concomitant advances in antiviral therapy to prevent infection caused by CMV. The long term survival of kidney transplants has therefore plateaued, with less than half of transplanted kidneys still functioning a decade after surgery. SUSTAIN is a Phase 3 study in kidney transplant recipients at high risk of CMV disease. It is a blinded, non-inferiority study of brincidofovir versus valganciclovir in kidney transplant recipients who are CMV seronegative (R-) but who receive a kidney from a CMV seropositive (D+) donor. The primary endpoint is CMV disease, with secondary endpoints related to renal function at one year, a measurement closely correlated with long-term renal graft survival.  The trial is expected to enroll approximately 750 patients, and, if positive, could serve as a confirmatory study that would support traditional approval in the U.S. for the CMV prevention indication. Because the population for SUSTAIN makes up less than 20% of patients who are receiving a kidney transplant, it is important to also study brincidofovir in the most common setting of kidney transplantation, namely in patients who are CMV seropositive (R+) when they receive their new kidney. These patients are at increased risk of CMV reactivation due to the significant immunosuppression they receive to avoid organ rejection. CMV seropositive organ recipients comprise over half the transplant recipients; patients in this population will be enrolled in the parallel SURPASS trial. SURPASS has a similar design to SUSTAIN, and is a blinded study of brincidofovir versus valganciclovir in kidney transplant recipients who are CMV seropositive (R+).  The primary endpoint is CMV disease, with secondary endpoints related to renal function at six months.  The trial is expected to enroll approximately 520 patients.

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

As an example, the control for the AdVise trial is a historic control, which means that the clinical outcomes as recorded for similar patients at the same institutions that are participating in enrollment for AdVise will be used as the comparison for the patients who are enrolling in our pivotal trial for the treatment of adenovirus infection. Each subject enrolled in AdVise will have up to three matched controls for clinical outcomes including mortality. Trials which employ historic controls have specific risks which are unique and are in addition to risks of trials which randomize some patients to placebo or to an active comparator drug. Regulatory review of these trials may incur additional risks. In September 2015, the FDA recommended that the initial New Drug Application for brincidofovir be reviewed for efficacy based only on data from SUPPRESS. We will continue to prepare data from the AdVise trial, including its historical matched controls, to review with the FDA to determine the regulatory pathway for the treatment of adenovirus. There is no guarantee that we and the FDA will reach agreement on a development pathway for the use of brincidofovir for the treatment of adenovirus.

If the FDA and/or foreign health authorities do not accept or approve our application(s) for CMV and/or AdV, we may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before reconsideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA/application.

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

We have completed a Phase 2 clinical study of brincidofovir for the prevention of CMV infection in HCT recipients and a Phase 2 study of brincidofovir as preemptive therapy for AdV infection in HCT recipients. However, we have never completed a pivotal Phase 3 clinical trial. The positive results we have seen to date in our Phase 2 clinical trial of brincidofovir for the prevention of CMV in HCT recipients and the encouraging data from our Phase 2 trial of brincidofovir as preemptive therapy for asymptomatic AdV infection do not ensure that later clinical trials, such as our ongoing Phase 3 SUPPRESS trial and our AdVise trial, and any additional Phase 3 clinical trials, such as SUSTAIN and SURPASS, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

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

Negative or inconclusive results of our Phase 3 SUPPRESS trial and our AdVise trial of brincidofovir, or any other clinical trial we conduct, could cause the FDA and/or foreign health authorities to require that we repeat or conduct additional clinical studies. Despite the results reported in earlier clinical trials for brincidofovir, we do not know whether SUPPRESS, AdVise, or any other clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates, including brincidofovir. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including brincidofovir, may be adversely impacted.

We are developing brincidofovir to treat patients who are extremely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if they are not shown to be related to brincidofovir.*

We are developing our lead product candidate, brincidofovir, for the prevention of CMV infection in HCT recipients through the Phase 3 SUPPRESS trial, and for the treatment of adenovirus infection through the AdVise trial. Many of these patients receive an HCT as a potential cure or remission for many cancers and genetic disorders. Patients enrolled in AdVise are often extremely sick and have a high likelihood of experiencing adverse outcomes as a result of their infection. To prepare for an HCT, patients receive a pre-transplant conditioning regimen, which involves high-dose chemotherapy and may also include radiation therapy. The conditioning regimen suppresses the patient's immune system in order to prevent it from attacking the new bone marrow.

We have initiated two Phase 3 studies, SUSTAIN and SURPASS, of brincidofovir for the prevention of CMV infection in kidney transplant recipients. In the setting of a kidney, or other transplant, immunosuppressive therapies are administered to decrease the risk of organ rejection and are generally tapered after the first few months; the risk of severe viral infection is highest in the first few months. Generally, patients remain at high risk during the first 100 to 200 days following their transplant and are at increased risk of infections during that period, which can be serious and even life-threatening due to their weakened immune systems.

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

Risks Related to Our Reliance on Third Parties

We rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidates.*

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. In the past, we have relied on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future we will continue to rely on such manufacturers for drug supply that will be used in clinical trials of our product candidates, including brincidofovir, and for commercialization of any of our product candidates that receive regulatory approval.

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

We depend on the continuation of our current collaboration with ContraVir Pharmaceuticals, who is currently responsible for developing and commercializing CMX157.*

In December 2014, we entered into a licensing arrangement with ContraVir, whereby ContraVir is responsible for the future development and commercialization of CMX157. Under this arrangement, ContraVir is responsible for conducting preclinical studies and clinical trials, obtaining required regulatory approvals for CMX157, and manufacturing and commercializing CMX157. Our right to receive milestone and royalty payments under the licensing agreement depends on the achievement of certain development, regulatory and commercial milestones by ContraVir.

The development and commercialization of CMX157 and our ability to receive potential milestones and royalty payments under the license agreement with ContraVir, would be adversely affected if ContraVir:

•	lacks or does not devote sufficient time and resources to the development and commercialization of CMX157;

•	lacks or does not devote sufficient capital to fund the development and commercialization of CMX157;

•	develops, either alone or with others, products that compete with CMX157;

•	fails to gain the requisite regulatory approvals for CMX157;

•	does not successfully commercialize CMX157;

•	does not conduct its activities in a timely manner;

•	terminates its license with us;

•	does not effectively pursue and enforce intellectual property rights relating to CMX157; or

•	merges with a third-party that wants to terminate the collaboration.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future revenues to support the development of brincidofovir for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.*

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second and third option segments of the contract which are scheduled to end in June 2016 and October 2016, respectively. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segment is completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

There can be no assurances that we will be able to enter into a contract with BARDA to act as the sole supplier for the procurement of brincidofovir for the treatment of smallpox.*

In April 2015, BARDA posted a notice of intent to use other than full and open competition to award a sole source contract to us for the procurement of brincidofovir for the treatment of smallpox.  In May 2015, BARDA posted an approved justification for the use of other than full and open competition for the contract.  In July 2015, BARDA issued a related request for proposal (RFP) to us entitled “2015 Procurement of a Second Smallpox Antiviral Drug for the Strategic National Stockpile."  Notwithstanding the issuance of the RFP, there can be no assurances that we will enter into a contract with BARDA to act as the sole supplier for the procurement of brincidofovir for the treatment of smallpox.

Before we can enter into the contract we must negotiate its terms, including the price and delivery schedule.  In addition, as a governmental agency, BARDA’s ability to enter into a contract is subject to continued funding for this purpose, which can change at any time. In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response.   We understand that BARDA had intended to make a contract award on or prior to September 30, 2015, the end of the U.S. government's fiscal year, but the contract award was postponed due to a delay in Congressional approval for the necessary appropriations.  We intend to have further discussions with BARDA and seek to promptly finalize the contract award once the requisite budgetary funding has been approved. We are optimistic that we will be able to enter into a contract with BARDA once BARDA is able to secure the requisite budgetary funding, but we cannot guarantee that the necessary funding will be approved or made available, or if so, that we will be able to finalize a contract with BARDA on acceptable terms.

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

Increasing demand for compassionate use of our unapproved therapies could result in losses.*

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

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of brincidofovir, which could cause significant delays or an inability to successfully commercialize brincidofovir, which would materially harm our business.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of appropriately skilled executives in our industry, which is likely to continue. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive or key employee may adversely affect the progress of our research, development and commercialization objectives.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of September 30, 2015, we had 123 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and commercial teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize brincidofovir and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.*

The use of our product candidates, including brincidofovir, in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We currently carry $15 million in product liability insurance covering our clinical trials. Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

Risks associated with expanding our operations to Europe could adversely affect our business.*

We plan to expand our operations and conduct certain development activities in Europe. We have limited experience with conducting activities outside of the United States. International operations and business expansion plans are subject to numerous additional risks, including:

•
multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses;

•	difficulties in staffing and managing foreign operations;

•	risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;

•	complexities associated with managing government payor systems, multiple payor-reimbursement regimes or patient self-pay systems;

•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	general political and economic conditions in the countries in operate, including terrorism and political unrest, curtailment of trade and other business restrictions;

•
regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws and regulations.

Any of these risks, if encountered, could significantly increase our costs of operating internationally, prevent us from operating in certain jurisdictions, or otherwise significantly harm our future international expansion and operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of September 30, 2015, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 45% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 29, 2015 and our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until December 31, 2015.

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

Failure to establish and maintain adequate finance infrastructure and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.*

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, and the related rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, for so long as we continue to satisfy the requirements to be deemed a well-known seasoned filer, we are permitted to file registration statements, which will be automatically effective, and allow us to sell an unlimited amount of securities from time-to-time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On July 14, 2015, the Company issued an aggregate of 189,610 shares of its common stock in connection with the exercise of warrants.  The aggregate exercise price for the shares of common stock issued was $1.6 million.

On August 5, 2015, the Company issued an aggregate of 150 shares of its common stock in connection with the exercise of a warrant.  The aggregate exercise price for the shares of common stock issued was $1,200.

The issuances of the common stock described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of common stock in the transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. No underwriters were involved in these transactions.

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

10.2*
Contract modification No. 28, dated September 1, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.3*
Contract modification No. 29, dated September 11, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

(3)	Incorporated by reference to Chimerix, Inc.'s Current Report on Form 8-K (No. 001-35867) filed with the SEC on October 29, 2014.

(4)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 6, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

November 5, 2015	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, MD, MPH
President and Chief Executive Officer

November 5, 2015	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary