Form 10-K
period 2015-12-31
CHIMERIX INC
filed 2016-02-29
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on The Nasdaq Global Market on June 30, 2015 was $1,160,180,776.*

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 22, 2016 was 46,182,515.

CHIMERIX, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2015

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

ITEM 1.      BUSINESS

Chimerix Overview

Chimerix, Inc. is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals in areas of high unmet medical needs. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administered dosing regimens. Based on our proprietary lipid conjugate technology, our lead compound, brincidofovir (BCV, CMX001), has progressed to Phase 3 clinical development. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Brincidofovir

Brincidofovir is an investigational nucleotide analog that has shown broad-spectrum antiviral activity in vitro against all five families of dsDNA (double-stranded deoxyribonucleic acid) viruses that affect humans.

I.	Cytomegalovirus (CMV) in Allogeneic Hematopoietic Cell Transplant (HCT) Recipients

Following the successful demonstration of clinical and statistically significant prevention of CMV reactivation in a dose-escalation, placebo-controlled Phase 2 study of BCV in allogeneic HCT recipients, BCV 100 mg twice weekly (BIW) was selected for further development. The results of the Phase 2 trial led to the design of the Phase 3 SUPPRESS trial.

In late December 2015, we reported top line results from our Phase 3 SUPPRESS trial, which evaluated the safety and efficacy of brincidofovir in the prevention of CMV infection through the first 24 weeks following an allogeneic HCT. In February 2016, we presented an analysis of the SUPPRESS trial results at the BMT Tandem Meetings.

The SUPPRESS trial enrolled 452 adult allogeneic (non-self) HCT recipients who were at high risk of CMV infection in the post-transplant period based on antibody evidence of a prior infection with CMV, referred to as “CMV seropositive” or “recipient (R+) seropositive”. Because there is no approved antiviral for the prevention of CMV reactivation in this patient population, patients were randomized 2:1 to receive brincidofovir 100 mg twice weekly (BIW, n=300) or placebo BIW (n=150); all enrolled subjects were monitored weekly during the first 14 weeks and once every three weeks during the post-treatment period from Week 14 to Week 24 for evidence of CMV reactivation in the blood. If CMV was confirmed by polymerase chain reaction (PCR) at 1000 c/mL or two consecutive measurements of >150 c/mL and increasing for subjects identified at enrollment as at increased risk of progression to CMV disease, “preemptive” antiviral therapy was initiated. Subjects who died or had missing data at Week 24 were also considered failures for the primary endpoint. Dosing of blinded study drug began as soon after the transplant as the patient could swallow a tablet, but mandated within the first four weeks, and continued through Week 14 following the transplant. These first 14 weeks or ~100 days after a transplant is the period of greatest risk for viral infections. Subjects were followed in the trial for an additional 10 weeks after the last dose of study drug, for a total of 24 weeks after transplant. Because allogeneic HCT recipients are at increased risk for other DNA viral infections including HHV-6, Epstein-Barr Virus (EBV), adenoviruses (AdV) and BK virus (BKV), against which BCV has in vitro antiviral activity, key secondary endpoints in SUPPRESS included clinical events associated with DNA viruses such as encephalitis, respiratory infections, graft failure and measures of kidney function.

A.	Results from Phase 3 SUPPRESS Trial

i.	Primary Endpoint

In the SUPPRESS trial, brincidofovir did not prevent clinically significant CMV infection through Week 24 after transplant to a greater extent than occurred on placebo, the primary endpoint of the trial. During the on-treatment period through Week 14 after HCT, fewer patients in the BCV arm had a CMV infection (p=0.002). However, during the 10 weeks off-treatment from Week 14 to Week 24, there was an increase in subjects in the brincidofovir arm who failed to meet the primary endpoint through CMV infection, death or missing data compared to the control arm, such that at Week 24 there was no benefit demonstrated for BCV treatment. In the SUPPRESS trial, diarrhea in brincidofovir-treated patients was more frequent and often presumed to be gut graft-versus-host-disease (GVHD) and treated with corticosteroids, rather than temporarily interrupting study drug according to the Safety Monitoring and Management Plan (SMMP). Among patients who were managed according to the SMMP, significantly fewer CMV infections and lower mortality were observed.

There was an eight-fold increase in the use of corticosteroids through Week 14 in the brincidofovir arm (median cumulative 26 mg/kg prednisone equivalent) compared to the placebo arm (median cumulative 3 mg/kg prednisone equivalent). The use of corticosteroids and other immunosuppressive therapies for the treatment of GVHD is known to increase the risk of infections, including CMV infections that occur when patients discontinue antiviral therapy. The rate of CMV infections thus was higher in the brincidofovir arm between Weeks 14 and 24 (22 percent versus 11 percent on placebo), when patients were no longer on study drug.

Of note, among patients who either underwent T-cell depletion or received alemtuzumab/ATG (approaches that decrease the risk of GVHD), those who were randomized to receive brincidofovir showed a lower incidence of CMV when compared to placebo, at a rate consistent with what was observed in the Phase 2 study of brincidofovir in the HCT setting.

ii.	Secondary Endpoint(s)

Among the secondary efficacy endpoints, brincidofovir was not shown to have a positive effect on BKV hemorrhagic cystitis, though preliminary analysis of BK reactivation over the first eight weeks of randomized therapy showed a trend towards lower incidence of BK viremia on the BCV arm when compared to the placebo arm (12% vs. 20%, Fisher’s exact p=0.08). There were no statistically significant differences in all-cause mortality in the trial (15.5 percent in the brincidofovir arm, 10.1 percent in the placebo arm, p=0.12); the numerical differences appear to be driven by higher use of corticosteroids and other immunosuppressive therapies in the subjects who received brincidofovir.

From a safety perspective, the most common adverse events reported for subjects randomized to brincidofovir were acute GVHD (presumed on the basis of symptoms or with biopsy), gastrointestinal (GI) events (predominantly diarrhea), and liver enzyme abnormalities. Although the rate of reported gut GVHD in the Phase 2 study of brincidofovir was higher than that in the placebo cohort, the excess was driven by the over diagnosis of GVHD based on diarrhea alone. Incorporation of the SMMP in the final cohort of the Phase 2 study of brincidofovir 100 mg twice-weekly allowed 90 percent of subjects to successfully resume brincidofovir dosing. As seen in Phase 2, there was no evidence of bone marrow toxicity, kidney toxicity, or viral resistance to brincidofovir observed in the SUPPRESS trial.

B.	Phase 2 Dose Escalation Study

As demonstrated in our Phase 2 dose escalation study of CMV prevention in allogeneic HCT recipients, Study 201, brincidofovir administered at 100 mg BIW prevented reactivation of CMV in patients at high risk, e.g., those patients with serologic evidence of prior CMV infection (R+). Cohorts of adult allogeneic HCT recipients received oral brincidofovir doses of 40 mg once weekly (QW), 100 mg QW, 200 mg QW, 200 mg BIW, and 100 mg BIW, with embedded placebo within each cohort. Cohorts of patients who received 200 mg BIW (Cohort 4) or 100 mg BIW (Cohort 4a) demonstrated a clinically and statistically significant improvement in the rate of CMV reactivation.

The subjects who received BCV 200 mg BIW, however, experienced a much higher rate of gastrointestinal adverse events and diarrhea in particular. An SMMP was implemented to identify potentially drug-related diarrhea and other gastrointestinal events and to allow a temporary dose interruption for suspected drug-related adverse events. Earlier identification of potentially drug-related gastrointestinal symptoms and the use of temporary dose interruptions in subsequent clinical studies has allowed a majority of study subjects to complete the intended course of brincidofovir. The SMMP was included in Study 202, the Phase 2 clinical study of brincidofovir for AdV infection, with one of 30 patients in the brincidofovir cohorts permanently discontinuing brincidofovir due to diarrhea. The SMMP was included in the SUPPRESS trial, and is also included in the AdVise trial (as further discussed below).

The SMMP also provides guidance for the early identification of potentially drug-related elevations in the liver enzyme alanine aminotransferase (ALT). In both preclinical and early clinical studies, low-grade ALT increases were noted. In preclinical studies these ALT elevations were not accompanied by any evidence of histopathology and were thus considered non-adverse. In the clinic, low-grade ALT increases have been observed in a subset of individuals but not accompanied by hyperbilirubinemia and have been reversible upon cessation of treatment.

The risk-benefit ratio for medications intended for prevention of infection requires a higher standard of safety and tolerability than medications intended for the treatment of established infection, based on the expectation that a larger number of individuals will receive the medication for prevention in order to avoid clinically significant disease. With respect to brincidofovir, we believe the safety and tolerability that has been established to date support its continued development as a potentially effective prevention of CMV and other DNA viruses. With regards to the safety and tolerability concerns specific to the allogeneic HCT population, the lack of observed hematological or bone marrow toxicity is a critical determinant of brincidofovir’s use in this population.

Brincidofovir has not demonstrated kidney toxicity similar to that observed with cidofovir (CDV). In Study 201, monitoring for potential renal toxicity included regular serum creatinine levels, calculation of glomerular filtration rate (GFR), and monitoring for the presence of blood in the urine. Subjects receiving brincidofovir 100 mg BIW or 200 mg QW for 10 to 12 weeks had a dose-related improvement in kidney function, while patients who received placebo had a decline through the duration of dosing and the first week of follow-up. In preclinical assessments, brincidofovir has been shown to not be a substrate for human organic anion transporter 1 (hOAT-1), the transporter associated with renal dysfunction and renal failure following the intravenous administration of CDV.

The most significant baseline predictor that correlated with improvements in kidney function in patients receiving brincidofovir was evidence of infection with BK virus, a member of the polyomavirus family. This is the first evidence of a potential clinical effect of brincidofovir against BKV. We believe that the potential beneficial effect of brincidofovir on BKV has the opportunity for substantial benefit in kidney transplant recipients, in whom BKV has been associated with renal dysfunction and loss of the transplanted kidney.

II.	Adenoviruses (AdV) in Allogeneic HCT Patients

A.	Phase 3 AdVise Trial

In August of 2015, we completed enrollment of the Phase 3 AdVise trial, which is evaluating brincidofovir for the treatment of AdV infections in pediatric and adult patients. Patients who have undergone allogeneic HCT are at especially high risk for developing AdV disease due to profound and persistent immunodeficiency. In this susceptible population, the development of AdV infection associated with viremia is much more prevalent, severe, and rapidly fatal without treatment. In the medical literature, mortality rates of up to 50-80 percent are reported for allogeneic HCT recipients with disseminated disease.

No product has received regulatory approval for the treatment or prevention of AdV infection. Because of the high risk of progression and short-term mortality with disseminated AdV infection, non-approved agents including intravenous cidofovir have been used, even with the well-known significant risk of nephrotoxicity including the potential for renal failure. Thus, there remains a significant unmet medical need for a safe and effective treatment for AdV infection.

AdVise is an open label, non-randomized multicenter study. Subjects are enrolled into cohorts based on transplant type and degree of infection:

•	Cohort A: allogeneic HCT recipients with localized or asymptomatic AdV infection,

•	Cohort B: allogeneic HCT recipients with disseminated AdV disease, and

•	Cohort C: autologous HCT recipients, solid organ transplant recipients, and other patients with high-risk of disseminated adenovirus infection.

All enrolled subjects have received open-label brincidofovir 100 mg BIW or 2 mg/kg BIW for subjects <50 kg, for a minimum of 12 weeks. Subjects will be followed for a minimum of 24 weeks after the last dose of study drug with a primary endpoint of overall survival. The AdVise trial enrolled over 200 patients with serious adenovirus infections, including patients in the key population of allogeneic HCT recipients with disseminated AdV disease (Cohort B), a life-threatening infection that has reported mortality of up to 80 percent. Allogeneic HCT recipients with localized or asymptomatic AdV infection were enrolled in AdVise Cohort A; patients with other reasons for immune suppression that had confirmed serious adenovirus infections were enrolled in AdVise Cohort C, a group that included solid organ transplant recipients and patients receiving chemotherapy or other significant immunosuppressants.

We are also conducting Study 305 to obtain clinical outcomes data in patients considered matched controls from the same medical centers as AdVise subjects. The matching process is pre-specified and independent of outcome. Full demographics, clinical outcomes including all-cause and AdV-attributable mortality, and key covariates including underlying cancer, antivirals and immunosuppressants received will be captured. The primary efficacy endpoint for subjects with disseminated infection is overall survival. Other key data collected includes antiviral response, rate of co-viral infection and healthcare utilization costs.

B.	Interim Results from AdVise

In February 2015, we presented preliminary results from the first 85 subjects enrolled in the AdVise trial at the annual BMT Tandem Meetings. Enrolled subjects with localized or disseminated adenovirus infection receive brincidofovir for 12 weeks and are followed for 24 weeks after they complete treatment. Preliminary results showed a mortality rate of 37 percent (20 of 54 subjects) among allogeneic HCT recipients with disseminated disease; this mortality rate has clinical implications for the potential utility of brincidofovir in this patient population, given published mortality rates of up to 80 percent for allogeneic transplant recipients with disseminated adenovirus disease. Notably, the allogeneic transplant recipients who began brincidofovir with localized or asymptomatic adenovirus infection had an observed mortality rate of 11 percent (2 of 18 subjects). Median observation in this analysis was 10 weeks following the first dose (range: 1 to 34 weeks). In addition to these important clinical outcomes, a median decrease of greater than 99 percent in the amount of AdV in the blood (or a decrease to undetectable levels) was observed in the majority of patients. Over half of the subjects enrolled in AdVise had more than one DNA viral infection at the time of enrollment. These results were consistent with the results observed in the first 45 subjects in the AdVise trial as presented at the October 2014 annual Infectious Disease Society of America meeting (IDWeek®).

The preliminary safety and tolerability data in this acutely ill patient population showed a low rate of withdrawal due to brincidofovir-associated adverse events (3/85, 4 percent), with three patients withdrawing from therapy due to lower gastrointestinal events.

In December 2015, we provided an update of the ongoing analysis of data from the AdVise study. At the time of the report, for the full Cohort B population of HCT recipients with disseminated adenovirus infection, all-cause mortality at day 90 remained less than 40 percent. Full analyses including adverse events (AEs) and relapse rates will be reported in 2016.

Although adenovirus infection has been described predominantly in a pediatric population, approximately one-third of subjects enrolled in AdVise were 18 years of age or older, with the oldest subject being 69 years old. Importantly, over half of the patients who qualified for AdVise had a second significant DNA viral infection in addition to AdV; these infections included BK virus (46 percent), CMV (28 percent) and Epstein Barr virus (6 percent).

We will continue to prepare data from the AdVise trial and the historical matched controls to review with the FDA and foreign regulators to determine the regulatory pathway for the treatment of adenovirus. We tentatively expect meetings with the FDA and foreign regulators to review data from the AdVise trial in the second half of 2016. Release of final results of the AdVise trial with matching controls is planned for the second half of 2016. Until we have agreement with the FDA and/or foreign regulators for the regulatory pathway for brincidofovir for the treatment of adenovirus infection, we cannot provide details on the timeline for a New Drug Application or foreign equivalent, but anticipate that treatment of AdV infection is likely to be the first potential indication in a brincidofovir submission.

III.	CMV in Kidney Transplant Recipients

In October 2015, we initiated dosing in our Phase 3 SUSTAIN and SURPASS trials of brincidofovir for prevention of CMV disease in kidney transplant recipients. SUSTAIN was designed to demonstrate the safety and efficacy of brincidofovir for the prevention of CMV disease in kidney transplant recipients at high risk of CMV disease. It was a blinded, non-inferiority study of brincidofovir versus valganciclovir in kidney transplant recipients who have not been previously infected with CMV (CMV seronegative recipient, or “R-“) and who therefore have no immunity to CMV, but who received a kidney from a CMV seropositive donor (D+). SURPASS was a blinded study of brincidofovir versus valganciclovir in kidney transplant recipients who are CMV seropositive ("R+").

Following a review of results from the SUPPRESS trial and discussion with the FDA regarding our clinical development plan for brincidofovir, we have elected to close the Phase 3 SUSTAIN and SURPASS trials. We are currently evaluating opportunities to confirm brincidofovir’s benefit in solid organ transplant recipients before embarking on a large-scale Phase 3 program.

IV.	Smallpox

We are currently collaborating with the Biomedical Advanced Research and Development Authority (BARDA) for the development of brincidofovir as a potential medical countermeasure for smallpox.

In July 2015, we reported positive results from the pivotal smallpox study that was conducted under the FDA’s Animal Efficacy Rule, which allows for testing of investigational drugs in animal models to support effectiveness in diseases which are not ethical or feasible to study in humans. In this well-characterized model of smallpox, animals were administered a lethal inoculum of rabbitpox virus, and monitored for clinical signs of disease. Following the onset of fever, animals were randomized to receive placebo, immediate brincidofovir, or brincidofovir after a delay of 24, 48, or 72 hours. In this study, brincidofovir administered immediately following the first clinical evidence of infection (fever) demonstrated 100 percent survival. Animals treated with brincidofovir 24 or 48 hours following confirmation of infection demonstrated a 68 percent statistically significant (p<0.05) reduction in mortality compared to animals that received placebo, which had a less than 50 percent survival. The brincidofovir doses used in this animal study were scaled to equivalent doses used in the Phase 3 clinical trials of brincidofovir for CMV and adenovirus in humans, the SUPPRESS and AdVise trials, respectively.

CMX157

CMX157, our second clinical stage nucleotide analog, uses the same proprietary lipid technology as brincidofovir to deliver high intracellular concentrations of the potent antiviral drug, tenofovir. Tenofovir, marketed under the brand name Viread® and in multiple fixed-dose combinations, is widely used for the treatment of HIV and hepatitis B virus (HBV) infection. In December 2014, the Company entered into a licensing agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

Candidate Selection of CMX669

We have discovered, developed and selected a novel clinical candidate, CMX669, a compound with in vitro activity against BK virus and CMV. We are currently evaluating CMX669 in preclinical testing, and are in the process of considering future studies involving CMX669 which could initiate in 2016.

Norovirus

We have an active discovery program for norovirus, a viral infection of the gastrointestinal tract which may lead to chronic infection in immunocompromised patients.

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

We believe that our lipid conjugate technology can be used to develop new drugs from parent molecules having a known mechanism of action but potentially with an improved safety, efficacy, and/or ADME (absorption/distribution/metabolism/excretion) profile relative to the parent. Preclinical studies and in vitro assessments of a number of drugs, including some that are approved, have shown specific improvements in biological activity compared with the parent drug.

The most advanced example of our proprietary lipid conjugate technology is brincidofovir, which was developed to deliver into cells the active antiviral, cidofovir diphosphate, of a potent but relatively toxic drug, intravenous cidofovir. Use of cidofovir has been limited by significant toxicities, particularly kidney toxicity. Unlike cidofovir, the lipid-bearing brincidofovir molecule is not actively concentrated in the kidneys, but does effectively deliver the active antiviral to cells. Thus we believe that brincidofovir may have a higher benefit-risk ratio that allows its use in the setting of prevention of treatment of adenovirus infection, and potentially protection from or treatment of other DNA viruses.

Chimerix Chemical Library

The Chimerix Chemical Library contains over 10,000 heterocyclic ring systems and nucleosides, the majority of which were originally synthesized in the laboratory of Dr. Leroy Townsend at the University of Michigan. This library includes approximately 3,500 nucleoside analog compounds that are candidates for lipid conjugation. We have an active discovery program focusing on viral diseases in which there is significant unmet medical need. We are currently screening the library for activity against multiple viruses including CMV, influenza, hepatitis B and norovirus, as well as viral etiologies for emerging viral infections.

Our Strategy

Our strategy is to discover, develop and commercialize novel therapeutics in areas of significant unmet medical need. Our primary initial focus is leveraging the broad-spectrum profile of brincidofovir to address the multiple DNA viral infections common in transplant recipients and patients with relative immune compromise.

The key components of our strategy are:

•	Continue Development and Successfully Commercialize Brincidofovir for the Treatment of Adenovirus Infections.

◦
Our AdVise trial is a Phase 3 study of brincidofovir for the treatment of AdV infection in allogeneic HCT recipients and other immunocompromised patients. We are currently also conducting Study 305 to obtain clinical outcomes data in patients considered matched controls from the same medical centers as AdVise participants. Patients who have undergone allogeneic HCT are at especially high risk for developing AdV disease due to profound and persistent immunodeficiency. In this susceptible population, the development of AdV infection associated with viremia is much more prevalent, severe and rapidly fatal without treatment. Mortality rates up to 50-80 percent are reported for HCT recipients with disseminated disease. No product has received regulatory approval for the treatment or prevention of AdV infection. We intend to present data from the AdVise trial and the historical matched controls to the FDA and foreign regulators to determine next steps in the regulatory pathway for the treatment of AdV infections, including any potential additional studies that may be required prior to a marketing approval for BCV.

•	Evaluate the Development Plan for Brincidofovir for the Prevention of CMV.

◦
We are currently conducting a review of the overall clinical development plan for brincidofovir in light of all available data, including the results from the recently completed SUPPRESS trial. Our revised development plan may include additional studies to evaluate brincidofovir in the prevention or treatment of CMV, AdV, and other viral infections.

◦
We are developing an intravenous (IV) formulation of brincidofovir which may be able to mitigate treatment-related gastrointestinal adverse events, including diarrhea as was observed in some subjects in the SUPPRESS study, and which may have resulted in the over diagnosis of gut GVHD and high use of corticosteroids and other immunosuppressive therapies. We anticipate Phase 1 clinical testing of the IV formulation of BCV to start as early as the second half of 2016.

•
Evaluate Additional Patient Populations and Applications for Use of Brincidofovir. In addition to our initial development programs focusing on prevention of CMV reactivation in HCT recipients, and treatment of AdV infections in HCT recipients and other immunocompromised patients, we are evaluating other patient populations and treatment opportunities with brincidofovir.

◦
BK Virus. We are evaluating the possibility of designing and initiating a Phase 2 trial of brincidofovir to identify the potential clinical benefit of brincidofovir for BK virus in kidney transplant recipients. We anticipate that such a trial could start as early as the fourth quarter of 2016 or early 2017.

◦
Additional patient populations. We intend to evaluate brincidofovir in other immunocompromised patient populations. Beyond the transplant population, patients may be susceptible to multiple DNA viral diseases due to congenital or medically-induced immune deficiencies, including those secondary to biologic therapies for autoimmune and other disorders. Through our Expanded Access Program, hundreds of patients have received brincidofovir for the treatment of life-threatening DNA viral diseases.

◦
Additional viral indications. Brincidofovir has shown activity in vitro against the five families of DNA viruses that cause disease in humans. We intend to evaluate brincidofovir for the treatment of patients with various other DNA virus induced diseases.

•	Work with BARDA to Advance Our Smallpox Development Program.

◦
We have conducted efficacy studies under the FDA’s Animal Rule to demonstrate the impact of immediate or delayed brincidofovir in a validated model of smallpox infection. We expect to initiate a large-scale Phase 2/3 study investigating the effectiveness of brincidofovir in a (mouse) ectromelia virus model system during late 2016. If we obtain positive results in this study, we would expect to engage the FDA in discussions about what additional studies, if any, would be required for marketing authorization of brincidofovir for the treatment of smallpox. Following positive data from the mouse study, such a meeting could occur as early as the first half of 2017.

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

•	Evaluate external opportunities to strengthen our pipeline.

◦
We are looking at business development as a means to complement our existing pipeline with technologies that will take advantage of our strengths.  We are actively seeking opportunities to grow our business through the acquisition of or investment in other companies, through strategic relationships, or through in-licensing of complementary compounds and products.

Significant Agreements

ContraVir Pharmaceuticals

In December 2014, we entered into a license agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

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

We substantially completed the first option segment of the contract on August 28, 2014. In September 2014 we were awarded a contract extension for a second option segment providing an additional $17.0 million to Chimerix that is scheduled to end June 2016. On September 11, 2015, BARDA exercised option segment three, which provided approximately $13 million in funding for the performance of the segment, increasing the total funding of the contract, including this option segment, from approximately $53 million to approximately $66 million, and provided that the period of performance for option segment three would begin on September 11, 2015 and end on October 31, 2016. As of December 31, 2015, we had recognized revenue in aggregate of $46.0 million with respect to the base performance segment and the first three extension periods.

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

In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response. We understand that BARDA had intended to make a contract award on or prior to September 30, 2015, the end of the U.S. government's fiscal year, but the contract award was initially postponed due to a delay in Congressional approval for the necessary appropriations.  The recent approval of a federal budget for fiscal year 2016 may allow negotiations to resume with respect to the RFP.

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

Commercial Operations

We anticipate that our first commercial indication for brincidofovir may be in the treatment of AdV infections in allogeneic HCT patients. In anticipation of potential regulatory approval and commercial launch of brincidofovir, we are building select commercial functions tied to key milestones, such as availability of topline data from the AdVise trial, potential submission of a marketing application for brincidofovir, and anticipated approval (or PD) date.

Patients who undergo an allogeneic HCT are likely to be treated at a small number of major medical centers by specialized teams of physicians and healthcare providers. There are approximately 200 U.S. transplant centers. The management of therapies for transplant patients is largely the responsibility of transplant physicians, infectious disease specialists, and clinical pharmacists who oversee post-transplant therapies. These clinicians focus on prevention and management of post-transplant infections as one of their key priorities. Practice patterns for the management of transplant patients and post-transplant viral infections vary from institution to institution across the United States and are highly driven by research activities and publications.

If brincidofovir is approved for the treatment of AdV infection (or CMV infection), we believe it is possible for us to commercialize brincidofovir in the United States and potentially Canada, or in Europe, with a relatively small commercial infrastructure, which may include a contract sales force, partner sales force, or internal team. While our commercialization efforts may initially be focused on physicians who are responsible for treating adenovirus, this commercial infrastructure would serve as the foundation for an expanded commercial presence based on lifecycle indications and other opportunities within the corporate portfolio.

Outside of the United States, Canada and Europe, subject to obtaining necessary marketing approvals, we may seek to commercialize brincidofovir through distribution or other collaboration arrangements. If we elect to develop brincidofovir for other DNA viral indications, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs, reimbursement complexities and our available resources.

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

We believe that the key competitive factors that will affect the commercial success of brincidofovir and our other product candidates are the efficacy, safety and tolerability profile and the risk:benefit trade-off compared to alternative therapies or procedures. Securing market access and reimbursement will be an important element of product uptake and market penetration. Our commercial opportunity could be negatively impacted if our competitors develop or market products or other technologies that are more effective, safer, more convenient or have greater market access than brincidofovir, or obtain regulatory approval for their products more rapidly than we do. In addition, our ability to compete will be affected by the availability of generic products.

If approved, brincidofovir would compete with a number of existing products and other product candidates that target serious viral infections, including drugs and vaccines which demonstrate efficacy against viruses that affect our target patient populations. We believe brincidofovir has potential benefits over the competitive products, including the potential to be the first antiviral indicated for treatment of disseminated AdV in allogeneic HCT recipients. Based on market research, competing products that are currently used, or being developed for use, to treat AdV include and are not limited to:

•	Vistide® (cidofovir for injection), marketed by Gilead Sciences, Inc. and generic manufacturers;

•	oral and intravenous ganciclovir, a drug that is sold by generic manufacturers;

•	Valcyte® (valganciclovir), a prodrug of ganciclovir that is marketed by Hoffmann-La Roche Inc. and generic manufacturers;

•	Foscavir® (foscarnet sodium for injection), marketed by Clinigen Group plc and generic manufacturers,

•	acyclovir, a drug that is sold by generic manufacturers, and

•	patient-specific T-cell therapies.

Other product candidates currently in development may compete against brincidofovir for the prevention or mitigation of CMV infection in a variety of settings, including:

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

We believe that brincidofovir has potential benefits over existing and potential competitive products as described in more detail under “Business — Brincidofovir.” As a result, we believe that brincidofovir should be well positioned to gain market share if we obtain the required regulatory approval. However, even with those benefits, we may not be able to make promotional claims that brincidofovir is superior to these competing products without conducting additional studies, and brincidofovir may be unable to compete successfully against these products. See “Risk Factors — Risks Related to Commercialization of Our Product Candidates.”

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

At February 22, 2016, our worldwide patent portfolio included:

•
over 138 patents or patent applications that we own or have in-licensed from academic institutions, related to brincidofovir and CMX157, which represented a slight increase over the number of patents and patent applications in our patent portfolio at the end of fiscal 2015;

•	21 patents and patent applications related to our agreement with the University of Michigan regarding our proprietary Chemical Library; and

•	53 US and foreign exclusively and jointly owned patents, and 85 U.S., PCT, and foreign applications relating to brincidofovir or CMX157.

In 2015, U.S. Patent No. 8,962,829 covering a method of synthesis and the commercial morphic form of brincidofovir was issued to Chimerix. With the addition of this patent, composition of matter coverage for brincidofovir in the U.S. is expected to extend to October 2034.

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

The manufacturing process for brincidofovir drug substance is relatively straight-forward and generally in-line with other small molecule pharmaceutical compounds in terms of cost and complexity. The process is robust and reproducible, does not require dedicated reactors or specialized equipment, uses common synthetic chemistry and readily available materials, including off-the-shelf and made-to-order starting materials, and is readily transferable.

Our current drug substance supply chain for brincidofovir involves various contractors that supply the raw materials for the drug substance process, a contract manufacturer for an intermediate, and a contract manufacturer for the drug substance. We have completed transferring our current commercial drug substance manufacturing process to our selected contractor that will produce the commercial supply of drug substance and began process validation during 2015. Manufacturers of drug components must meet certain FDA qualifications with respect to manufacturing standards. At present, we have qualified only one firm as a supplier of drug substance. We continually assess our manufacturing needs and may seek to engage additional qualified vendors as circumstances dictate. Changes in our requirements may require revalidation of the manufacturing process at a different scale and potentially at a different contractor depending on the necessary scale, infrastructure and technical capabilities. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative suppliers for certain portions of our supply chain, as appropriate.

Our drug products (tablets, oral suspension, intravenous solution) are also manufactured under contract. We have completed development and transfer of our current commercial tablet and suspension manufacturing processes to our selected contractor that will produce commercial supplies and will begin validation of these processes in 2016. The intravenous formulation of brincidofovir is in early-stage development.

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

•	submission to the FDA of a New Drug Application (NDA) for a new drug;

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

The FDA reviews all NDAs submitted to determine if they are substantially complete before it accepts them for filing; this initial review period prior to accepting the NDA for filing is 2 months in duration. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA), the FDA has 10 months from the date of accepting the NDA for filing in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs. The review process and the PDUFA goal date may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission without prior agreement reached at a pre-submission meeting.

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

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements. If major issues with trial conduct are identified at a site, data collected from that site can be determined to be unacceptable for supporting the application. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable it will outline the deficiencies in the submission and often will request additional testing or information.

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

Any product submitted to the FDA for marketing approval, including a Fast Track program, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to establish safety and efficacy for the approved indication. In addition, the FDA currently requires as a condition for accelerated approval pre-review of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. Third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payers are increasingly challenging the price and examining the cost-effectiveness of medical products and services, including prescription drugs. In addition, significant uncertainty exists as to the reimbursement status of newly approved prescription drugs and other healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of any of our products that is successfully developed and approved. Our product candidates may not be considered cost-effective. It is time consuming and expensive to seek reimbursement from third-party payers. Reimbursement may not be available or sufficient to allow the sale of any of our products that is successfully developed and approved on a competitive and profitable basis.

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

It is not clear what long-term effect the MMA will have on the prices paid for currently approved drugs and the pricing options for newly approved drugs. Government payment for some of the costs of prescription drugs may increase demand for any of our products that is successfully developed and approved. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, although the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Accordingly, any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payers.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research would be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes of Health, and periodic reports on the status of the research and related expenditures would be made to the U.S. Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear whether research would have any effect on the sales of any of our products that is successfully developed and approved, if the product or the condition that it is intended to treat becomes the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits of a competitor’s product could adversely affect the sales of any of our products that is successfully developed and approved. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Employees

As of December 31, 2015, we had 131 full-time employees. Of these employees, 93 employees are engaged in research and development activities and 38 employees are engaged in marketing, finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated in the State of Delaware in April 2000. Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 29,053 square feet of office space. The leases for this facility expire in February 2021. We separately lease an additional 7,925 square feet of laboratory space in Durham, North Carolina. The lease for this facility expires in June 2018.

Our corporate website address is www.chimerix.com. Our filings with the Securities and Exchange Commission are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. The information contained on, or that can be accessed through, our website is not part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

ITEM 1A.        RISK FACTORS

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

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $117.4 million, $59.3 million and $36.4 million for the fiscal years ended 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of approximately $339.4 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	continue the development of our lead product candidate, brincidofovir, for the treatment of adenovirus (AdV) infection;

•
continue the development of BCV for the prevention or treatment of CMV and other viral indications in hematopoietic cell transplant (HCT) recipients, solid organ transplant recipients and other patient populations;

•	evaluate additional formulations of brincidofovir, including an intravenous formulation;

•	seek to obtain regulatory approvals for brincidofovir;

•	scale-up manufacturing capabilities to commercialize brincidofovir for any indications for which we receive regulatory approval;

•	expand our research and development activities and advance our clinical programs;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts and seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

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

To date, we have not obtained regulatory approval for any of our product candidates, and none of our product candidates have been commercialized. We may never succeed in developing or commercializing any of our product candidates. If our product candidates are not successfully developed or commercialized, or if revenues from any products that do receive regulatory approvals are insufficient, we will not achieve profitability and our business may fail. Even if we successfully obtain regulatory approval to market our product candidates in the United States, our revenues are also dependent upon the size of markets outside of the United States, as well as our ability to obtain market approval and achieve commercial success outside of the United States.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development, obtain the necessary regulatory approvals and commercialize our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining favorable results for and advancing the development of brincidofovir, including successfully completing Phase 3 clinical development;

•	obtaining United States and foreign regulatory approval for brincidofovir;

•	launching and commercializing brincidofovir, including establishing a sales force and/or collaborating with third party providers of sales organizations;

•	achieving broad market acceptance of brincidofovir in the medical community and with third-party payers; and

•	generating, licensing or otherwise acquiring a pipeline of product candidates which progress to clinical development, regulatory approval, and commercialization.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of our product candidates is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of our product candidates is delayed because we are required by the U.S. Food and Drug Administration (FDA) or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate, or we decide to conduct additional studies or trials for strategic reasons. For example, we recently announced that in the SUPPRESS trial, brincidofovir did not prevent clinically significant CMV infection through Week 24 after hematopoietic cell transplant to a greater extent that occurred on placebo, the primary endpoint of the trial.

We are undertaking a review of our overall development plan for brincidofovir. In connection with this review we are closing the SUSTAIN and SURPASS trials of brincidofovir in kidney transplant recipients. We may be required to initiate additional clinical trials in order to attain FDA approval of brincidofovir. For example, in light of the numerical difference in mortality observed in SUPPRESS, the FDA may require us to conduct a controlled study of brincidofovir in AdV. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs that will result from any additional trials.

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

We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements for at least the next twelve months. At present, we expect research and development expenses to temporarily trend lower, as we are not actively treating patients in connection with any experimental clinical trials of brincidofovir. However, following finalization of our revised development plan in 2016, we expect to increase our research and development expenses. In addition, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA or foreign regulatory authorities requires us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than brincidofovir. In any event, we will require additional capital to commercialize our lead product candidate, brincidofovir.

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

We may not realize the expected benefits of our cost-saving initiatives.

Reducing costs is a key element of our current business strategy. In early 2016, as a consequence of the failure of SUPPRESS, our Phase 3 pivotal trial of brincidofovir for the prevention of CMV in HCT to meet its primary endpoint, we initiated a reduction to our workforce. Personnel reductions were initiated across our entire organization that have resulted in a remaining workforce of approximately 105 full-time employees. The principal objective of the reduction in workforce was to enable us to focus our financial resources on the continued clinical development of brincidofovir.

We expect to record an aggregate charge related to one-time termination benefits of approximately $1.4 million to be recorded in 2016. If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. Either of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

 Risks Related To Clinical Development and Regulatory Approval

We depend on the success of our lead product candidate, brincidofovir, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, brincidofovir. In December 2015, we announced that in the SUPPRESS trial, brincidofovir did not prevent clinically significant CMV infection through Week 24 after transplant to a greater extent than occurred on placebo, the primary endpoint of the trial. In addition, the mortality rate for patients who had been randomized to receive brincidofovir increased in the off-treatment period such that the overall mortality for brincidofovir and for placebo were statistically equivalent, but numerically higher for the patients who were randomized to receive brincidofovir.

Our Phase 3 AdVise study of brincidofovir for the treatment of AdV infection in allogeneic HCT recipients and other immunocompromised individuals has completed enrollment. We are currently conducting Study 305 to obtain clinical outcomes data in patients considered matched controls from the same medical centers as AdVise participants. We will continue to prepare data from the AdVise trial and the historical matched controls to review with the FDA to determine the regulatory pathway for the treatment of adenovirus. We anticipate results from this study to be reported during 2016.

Following a review of results from the SUPPRESS trial and discussion with the FDA regarding our clinical development plan for brincidofovir, we have elected to close the Phase 3 SUSTAIN and SURPASS trials. We are currently evaluating opportunities to confirm brincidofovir’s benefit in solid organ transplant recipients.

There is no guarantee that our current or future clinical trials, including any Phase 3 trials, will be completed or, if completed, will be successful, or if successful, will result in an approval. The success of brincidofovir will depend on several factors, including the following:

•	development of alternate acceptable drug formulations;

•	successful completion of nonclinical studies and successful enrollment and completion of clinical trials;

•	receipt of marketing approvals from the FDA and corresponding regulatory authorities outside the United States for our product candidates;

•	establishing commercial manufacturing capabilities;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payers;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize brincidofovir, which would materially harm our business.

We have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for brincidofovir.

We have never obtained regulatory approval for a drug. It is possible that the FDA and/or foreign health authorities may refuse to accept our NDA (or corresponding foreign application) for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of brincidofovir.

As an example, the control for the AdVise trial is a historic control, which means that the clinical outcomes as recorded for similar patients at the same institutions that are participating in enrollment for AdVise will be used as the comparison for the Advise subjects. Subjects enrolled in either Cohort A or Cohort B of AdVise will have up to three matched controls for clinical outcomes including mortality. Trials which employ historic controls have specific risks which are unique and are in addition to risks of trials which randomize some patients to placebo or to an active comparator drug. Regulatory review of these trials may incur additional risks. We will continue to prepare data from the AdVise trial, including its historical matched controls, to review with the FDA and/or foreign health authorities to determine the regulatory pathway for the treatment of adenovirus. There is no guarantee that we and the FDA and/or foreign health authorities will reach agreement on a development pathway for the use of brincidofovir for the treatment of adenovirus.

If the FDA and/or foreign health authorities do not accept or approve our application(s) for AdV, we may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before reconsideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

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

In December 2015, we announced that in the SUPPRESS trial, brincidofovir did not prevent clinically significant CMV infection through Week 24 after transplant to a greater extent than occurred on placebo, the primary endpoint of the trial. We are currently collecting and analyzing the data from our fully enrolled Phase 3 AdVise trial. Even if the results of AdVise are positive, in order to receive approval to market and commercialize brincidofovir we may be required to conduct additional clinical studies, in light of the numerical difference in mortality observed in SUPPRESS.

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

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	we may encounter agency or judicial enforcement actions which impact our clinical trials;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

Negative or inconclusive results from our AdVise trial of brincidofovir, or any other clinical trial we conduct, could cause the FDA and/or foreign health authorities to require that we repeat or conduct additional clinical studies. We do not know whether AdVise, or any other clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates, including brincidofovir. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including brincidofovir, may be adversely impacted.

We are developing brincidofovir to treat patients who are extremely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if they are not shown to be related to brincidofovir.

We are developing our lead product candidate, brincidofovir, for the treatment of adenovirus infection through the AdVise trial, and for the prevention or treatment of other DNA viral infections. Many of these patients receive an HCT as a potential cure or remission for many cancers and genetic disorders. Patients enrolled in AdVise are often extremely sick and have a high likelihood of experiencing adverse outcomes as a result of their infection. To prepare for an HCT, patients receive a pre-transplant conditioning regimen, which involves high-dose chemotherapy and may also include radiation therapy. The conditioning regimen suppresses the patient's immune system in order to prevent it from attacking the new bone marrow.

We are currently assessing the possibility of conducting additional clinical trials for brincidofovir for other indications, including in the solid organ transplant setting. In this or other transplant settings, immunosuppressive therapies are administered to decrease the risk of organ rejection and are generally tapered after the first few months; the risk of severe viral infection is highest in the first few months. Generally, patients remain at high risk during the first 100 to 200 days following their transplant and are at increased risk of infections during that period, which can be serious and even life-threatening due to their weakened immune systems.

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

For example, due to the specialized indication and patient populations being studied in our Phase 3 clinical trials of brincidofovir, the number of study sites available to us is relatively limited, and therefore enrollment of suitable patients to participate in the trial may take longer than is typical for studies involving other indications. This may result in a delay or unsuccessful completion of our clinical trials.

If initiation or completion of any of our clinical trials for our product candidates, including brincidofovir, are delayed for any of the above reasons, our development costs may increase, our approval process could be delayed, any periods during which we may have the exclusive right to commercialize our product candidates may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events (AEs) caused by our product candidates could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. For example, subjects enrolled in our clinical trials for brincidofovir have experienced gastrointestinal AEs and liver-related safety laboratory value changes. In addition, brincidofovir is related to the approved drug cidofovir (CDV), a compound which has been shown to result in significant renal toxicity and impairment following use. There is also a risk that our other product candidates may induce AEs, many of which may be unknown at this time. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates, including brincidofovir, may be negatively impacted.

If any of our approved products cause serious or unexpected side effects prior to or after receiving market approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may approve the product only with a risk evaluation and mitigation strategy (REMS), potentially with restrictions on distribution and other elements to assure safe use (ETASU);

•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in a form of a modified REMS;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered or to conduct additional clinical studies;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

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

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of our product candidates, including brincidofovir, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, including brincidofovir, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of brincidofovir may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient. Some actions may also be required in order for the patient to continue on treatment. In addition, the label for brincidofovir may be required to include a boxed warning, or “black box,” regarding brincidofovir being carcinogenic, teratogenic and impairing fertility in animal studies, as well as a contraindication in patients who have had a demonstrated clinically significant hypersensitivity reaction to brincidofovir or CDV or any component of the formulation. The brincidofovir labeling may also include warnings or black boxes pertaining to gastrointestinal AEs or liver-related safety laboratory value changes.

Brincidofovir and our other product candidates will also be subject to additional ongoing regulatory requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. In the United States, the holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. If a REMS is required, the NDA holder may be required to monitor and evaluate those in the healthcare system who are responsible for implementing ETASU measures. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

We currently do not have an organization for the sales and distribution of pharmaceutical products. The cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including brincidofovir, we must establish our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our product candidates, including brincidofovir.

Our strategy for brincidofovir is to establish a specialty sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payers in the United States and elsewhere. We may elect to launch with a contract sales organization and utilize accompanying commercial support services provided by a contract sales organization. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the distribution and sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that are not covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales, including sales of brincidofovir, will be adversely affected.

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

If our product candidates are approved for commercialization, we may enter into agreements with third parties to market those product candidates outside the United States, including brincidofovir. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

Based on market research, competing products that are currently used, or being developed for use, to treat AdV include and are not limited to:

•	Vistide® (cidofovir for injection), marketed by Gilead Sciences, Inc. and generic manufacturers;

•	oral and intravenous ganciclovir, a drug that is sold by generic manufacturers;

•	Valcyte® (valganciclovir), a prodrug of ganciclovir that is marketed by Hoffmann-La Roche Inc. and generic manufacturers;

•	Foscavir® (foscarnet sodium for injection), marketed by Clinigen Group plc and generic manufacturers,

•	acyclovir, a drug that is sold by generic manufacturers, andpatient-specific T-cell therapies.

Other product candidates currently in development may compete against brincidofovir for the prevention or mitigation of CMV infection in a variety of settings, including:

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

Obtaining hospital formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell our product candidates, including brincidofovir, into our target markets. Failure to obtain timely formulary approval will limit our commercial success.

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

Before we can enter into the contract we must negotiate its terms, including the price and delivery schedule.  In addition, as a governmental agency, BARDA’s ability to enter into a contract is subject to continued funding for this purpose, which can change at any time. In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response.   We understand that BARDA had intended to make a contract award on or prior to September 30, 2015, the end of the U.S. government's fiscal year, but the contract award was postponed due to a delay in Congressional approval for the necessary appropriations.  The recent approval of a federal budget for fiscal year 2016 may allow negotiations to resume with respect to the RFP.

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

Risks associated with expanding our operations to Europe could adversely affect our business.

We currently have limited operations in Europe and plan to expand the scope of development activities taking place there. We have limited experience with conducting activities outside of the United States. International operations and business expansion plans are subject to numerous additional risks, including:

•
multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses;

•	difficulties in staffing and managing foreign operations;

•	risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;

•	complexities associated with managing government payer systems, multiple payer-reimbursement regimes or patient self-pay systems;

•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	general political and economic conditions in the countries in operate, including terrorism and political unrest, curtailment of trade and other business restrictions;

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

Prior to our initial public offering (IPO) in 2013, there was no public market for our common stock. The trading price of our common stock has been volatile, and is likely to continue to be volatile for the foreseeable future. Our stock price is subject to wide fluctuations in response to a variety of factors, including the following:

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

Based upon shares of common stock outstanding as of December 31, 2015, our executive officers, directors, 5 percent stockholders (known to us through available information) and their affiliates beneficially owned approximately 66.7% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Pursuant to our 2013 Equity Incentive Plan (the 2013 Plan), our management is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2013 Plan will automatically increase on January 1st each year, through January 1, 2023, by an amount equal to 4.0 percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. In addition, our board of directors may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the terms of our 2013 Employee Stock Purchase Plan (ESPP). The number of shares of our common stock reserved for issuance under our ESPP will automatically increase on January 1st each year, through January 1, 2023, by an amount equal to the lesser of 422,535 shares or one percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2013 Plan and ESPP each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years, and also because our stock price recently decreased significantly following announcement of results from our Phase 3 SUPPRESS trial. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percent change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our IPO, our most recent private placement and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability.

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

The amendment of any of these provisions, with the exception of the ability of our board of directors to issue shares of preferred stock and designate any rights, preferences and privileges thereto, would require the affirmative vote of the holders of at least 66 2/3 percent of the voting power of all of our then outstanding common stock.

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

Risks Related to Information Technology

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex, and interdependent information technology (IT) systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively.

In addition, our systems are potentially vulnerable to data security breaches-whether by employees or others-which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, business partners and others.

Any such disruption or security breach could result in legal proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruptions to our operations and collaborations, and damage to our reputation, which could harm our business and results of operations.

Increasing use of social media could give rise to liability, breaches of data security, or reputational damage.

We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 29,053 square feet of office space. The leases for this facility expire in February 2021. We separately lease an additional 7,925 square feet of laboratory space in Durham, North Carolina. The lease for this facility expires in June 2018.

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

	Year Ended December 31, 2015
	High	Low
First Quarter	$43.41	$34.51
Second Quarter	$47.46	$33.37
Third Quarter	$58.04	$35.62
Fourth Quarter	$43.37	$6.43

	Year Ended December 31, 2014
	High	Low
First Quarter	$27.69	$14.65
Second Quarter	$23.72	$14.02
Third Quarter	$30.99	$19.06
Fourth Quarter	$41.89	$27.45

Stock Performance Graph(1)

The following graph shows a comparison from April 11, 2013 through December 31, 2015 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes as initial investment of $100 on April 11, 2013. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return*
Among Chimerix, Inc., the NASDAQ Biotechnology Index and the NASDAQ Composite Index
(1)This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
* $100 invested on 4/11/2013 in stock or index.

Stockholders

As of December 31, 2015, there were 34 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We derived the following selected Consolidated Statement of Operations and Comprehensive Loss Data for the years ended December 31, 2015, 2014, and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
Consolidated Statement of Operations and Comprehensive Loss Data	2015	2014	2013	2012	2011
Revenues:
Contract revenue	$9,214	$4,040	$4,370	$16,275	$12,046
Collaboration and licensing revenue	1,548	—	—	17,445	55
Total revenues	10,762	4,040	4,370	33,720	12,101
Operating expenses:
Research and development	97,190	45,379	24,662	30,106	27,695
General and administrative	31,823	17,527	8,327	6,397	9,398
Total operating expenses	129,013	62,906	32,989	36,503	37,093
Loss from operations	(118,251)	(58,866)	(28,619)	(2,783)	(24,992)
Other income (expense):
Interest income (expense), net	879	(445)	(1,232)	(776)	(212)
Fair value adjustments to preferred stock warrant liability	—	—	(6,590)	(847)	(385)
Loss on disposition of assets	—	(1)	(4)	—	—
Net loss	(117,372)	(59,312)	(36,445)	(4,406)	(25,589)
Accretion of redeemable convertible preferred stock	—	—	(34,108)	(4,357)	(9,565)
Net loss attributable to common shareholders	$(117,372)	$(59,312)	$(70,553)	$(8,763)	$(35,154)
Net loss per share, basic and diluted	$(2.67)	$(1.80)	$(3.65)	$(5.75)	$(23.49)
Weighted-average shares outstanding, basic and diluted	43,878,326	33,003,714	19,307,422	1,524,628	1,496,262

	Years Ended December 31,
Consolidated Balance Sheet Data	2015	2014	2013	2012	2011
Cash and cash equivalents	$20,605	$128,462	$109,976	$19,906	$13,607
Short-term investments, available-for-sale (1)	199,729	106,114	—	9,849	5,918
Working capital	208,658	220,390	102,802	23,931	18,010
Long-term investments (1)	124,040	52,973	—	—	—
Total assets	355,992	291,878	113,387	32,031	25,432
Loan payable, net, current portion (2)	—	4,296	5,573	4,753	160
Loan payable, net, less current portion (2)	—	—	4,294	9,867	2,441
Redeemable convertible preferred stock warrant liability	—	—	—	7,512	6,491
Redeemable convertible preferred stock	—	—	—	107,723	103,366
Accumulated deficit	(339,414)	(222,042)	(162,730)	(101,032)	(93,678)
Total stockholders’ equity (deficit)	$335,459	$274,636	$98,539	$(101,031)	$(93,680)

(1)	Further details of investments is available in "Notes to Consolidated Financial Statements, Note 1. Fair Value of Financial Instruments" in Item 8 of this Annual Report.
(2)Loan payable is net of debt discount.

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

Overview

Chimerix, Inc. is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals in areas of high unmet medical needs. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administered dosing regimens. Based on our proprietary lipid conjugate technology, our lead compound, brincidofovir (BCV, CMX001), is in Phase 3 clinical development. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Recent Developments

Cytomegalovirus (CMV) in Allogeneic Hematopoietic Cell Transplant (HCT) Recipients

In late December 2015, we reported top line results from our Phase 3 SUPPRESS trial, which evaluated the safety and efficacy of brincidofovir in the prevention of CMV infection through the first 24 weeks following an allogeneic HCT. In February 2016, we presented an analysis of the SUPPRESS trial results at the BMT Tandem Meetings.

The SUPPRESS trial enrolled 452 adult allogeneic (non-self) HCT recipients who were at high risk of CMV infection in the post-transplant period based on antibody evidence of a prior infection with CMV, referred to as “CMV seropositive” or “recipient (R+) seropositive.” Because there is no approved antiviral for the prevention of CMV reactivation in this patient population, patients were randomized 2:1 to receive brincidofovir 100 mg twice weekly (BIW, n=300) or placebo BIW (n=150); all enrolled subjects were monitored weekly during the first 14 weeks and once every three weeks during the post-treatment period from Week 14 to Week 24 for evidence of CMV reactivation in the blood. If CMV was confirmed by polymerase chain reaction (PCR) at 1000 c/mL or two consecutive measurements of >150 c/mL and increasing for subjects identified at enrollment as at increased risk of progression to CMV disease, “preemptive” antiviral therapy was initiated. Subjects who died or had missing data at Week 24 were also considered failures for the primary endpoint. Dosing of blinded study drug began as soon after the transplant as the patient could swallow a tablet, but mandated within the first four weeks, and continued through Week 14 following the transplant. These first 14 weeks or ~100 days after a transplant is the period of greatest risk for viral infections. Subjects were followed in the trial for an additional 10 weeks after the last dose of study drug, for a total of 24 weeks after transplant. Because allogeneic HCT recipients are at increased risk for other DNA viral infections including HHV-6, Epstein-Barr Virus (EBV), adenoviruses (AdV) and BK virus (BKV), against which BCV has in vitro antiviral activity, key secondary endpoints in SUPPRESS included clinical events associated with DNA viruses such as encephalitis, respiratory infections, graft failure and measures of kidney function.

In the SUPPRESS trial, brincidofovir did not prevent clinically significant CMV infection through Week 24 after transplant to a greater extent than occurred on placebo, the primary endpoint of the trial. During the on-treatment period through Week 14 after HCT, fewer patients in the BCV arm had a CMV infection (p=0.002). However, during the 10 weeks off-treatment from Week 14 to Week 24, there was an increase in subjects in the brincidofovir arm who met the primary endpoint through CMV infection, death, or missing data compared to the control arm, such that at Week 24 there was no benefit demonstrated for BCV treatment. In the SUPPRESS trial, diarrhea in brincidofovir-treated patients was more frequent and often presumed to be gut graft-versus-host-disease (GVHD) and treated with corticosteroids, rather than temporarily interrupting study drug according to the Safety Monitoring and Management Plan (SMMP). Among patients who were managed according to the SMMP, significantly fewer CMV infections and lower mortality were observed.

There was an eight-fold increase in the use of corticosteroids through Week 14 in the brincidofovir arm (median cumulative 26 mg/kg prednisone equivalent) compared to the placebo arm (median cumulative 3 mg/kg prednisone equivalent). The use of corticosteroids and other immunosuppressive therapies for the treatment of GVHD is known to increase the risk of infections, including CMV infections that occur when patients discontinue antiviral therapy. The rate of CMV infections thus was higher in the brincidofovir arm between Weeks 14 and 24 (22 percent versus 11 percent on placebo), when patients were no longer on study drug.

Of note, among patients who either underwent T-cell depletion or received alemtuzumab/ATG (approaches that decrease the risk of GVHD), those who were randomized to receive brincidofovir showed a lower incidence of CMV when compared to placebo, at a rate consistent with what was observed in the Phase 2 study of brincidofovir in the HCT setting.

Among the secondary efficacy endpoints, brincidofovir was not shown to have a positive effect on BKV hemorrhagic cystitis, though preliminary analysis of BK reactivation over the first eight weeks of randomized therapy showed a trend towards lower incidence of BK viremia on the BCV arm when compared to the placebo arm (12% vs. 20%, Fisher’s exact p=0.08). There were no statistically significant differences in all-cause mortality in the trial (15.5 percent in the brincidofovir arm, 10.1 percent in the placebo arm, p=0.12); the numerical differences appear to be driven by higher use of corticosteroids and other immunosuppressive therapies in the subjects who received brincidofovir.

From a safety perspective, the most common adverse events reported for subjects randomized to brincidofovir were acute GVHD (presumed on the basis of symptoms or with biopsy), gastrointestinal (GI) events (predominantly diarrhea), and liver enzyme abnormalities. Although the rate of reported gut GVHD in the Phase 2 study of brincidofovir was higher than that in the placebo cohort, the excess was driven by the over diagnosis of GVHD based on diarrhea alone. Incorporation of the SMMP in the final cohort of the Phase 2 study of brincidofovir 100 mg twice-weekly allowed 90 percent of subjects to successfully resume brincidofovir dosing. As seen in Phase 2, there was no evidence of bone marrow toxicity, kidney toxicity, or viral resistance to brincidofovir observed in the SUPPRESS trial.

Interim Results from AdVise

In August of 2015, we completed enrollment of the Phase 3 AdVise trial, which is evaluating brincidofovir for the treatment of AdV infections in pediatric and adult patients. Patients who have undergone allogeneic HCT are at especially high risk for developing AdV disease due to profound and persistent immunodeficiency. In this susceptible population, the development of AdV infection associated with viremia is much more prevalent, severe, and rapidly fatal without treatment. In the medical literature, mortality rates of up to 50-80% are reported for allogeneic HCT recipients with disseminated disease.

In December 2015, we provided an update of the on-going analysis of data from the AdVise study. At the time of the report, for the full Cohort B population of HCT recipients with disseminated adenovirus infection, all-cause mortality at day 90 remained less than 40%. Full analyses including AE and relapse rates will be reported in 2016.

We will continue to prepare data from the AdVise trial and the historical matched controls to review with the FDA and foreign regulators to determine the regulatory pathway for the treatment of adenovirus. We tentatively expect meetings with the FDA and foreign regulators to review data from the AdVise trial in the second half of 2016. Until we have agreement with FDA and/or foreign regulators for the regulatory pathway for brincidofovir for the treatment of adenovirus infection, we cannot provide details on the timeline for a New Drug Application or foreign equivalent, but anticipate that treatment of adenovirus infection is likely to be the first potential indication in a brincidofovir submission.

CMV in Kidney Transplant Recipients

In October 2015, we initiated dosing in our Phase 3 SUSTAIN and SURPASS trials of brincidofovir for prevention of CMV disease in kidney transplant recipients. SUSTAIN was designed to demonstrate the safety and efficacy of brincidofovir for the prevention of CMV disease in kidney transplant recipients at high risk of CMV disease. It was a blinded, non-inferiority study of brincidofovir versus valganciclovir in kidney transplant recipients who have not been previously infected with CMV (CMV seronegative recipient, or “R-“) and who therefore have no immunity to CMV, but who received a kidney from a CMV seropositive donor (D+). SURPASS was a blinded study of brincidofovir versus valganciclovir in kidney transplant recipients who are CMV seropositive ("R+").

Following a review of the results from the SUPPRESS trial and discussions with the FDA regarding our clinical development plan for brincidofovir, we have elected to close the Phase 3 SUSTAIN and SURPASS trials. We are currently evaluating opportunities to confirm brincidofovir's benefit in solid organ transplant recipients before embarking on a large-scale Phase 3 program.

Smallpox

We are currently collaborating with Biomedical Advanced Research and Development Authority (BARDA) for the development of brincidofovir as a potential medical countermeasure for smallpox.

In July 2015, we reported positive topline results from the pivotal smallpox study that was conducted under the FDA’s Animal Efficacy Rule, which allows for testing of investigational drugs in animal models to support effectiveness in diseases which are not ethical or feasible to study in humans. In this well-characterized model of smallpox, animals were administered a lethal inoculum of rabbitpox virus, and monitored for clinical signs of disease. Following the onset of fever, animals were randomized to receive placebo, immediate brincidofovir, or brincidofovir after a delay of 24, 48, or 72 hours. In this study, brincidofovir administered immediately following the first clinical evidence of infection (fever) demonstrated 100% survival. Animals treated with brincidofovir 24 or 48 hours following confirmation of infection demonstrated a 68% statistically significant (p<0.05) reduction in mortality compared to animals that received placebo which had a less than 50% survival. The brincidofovir doses used in this animal study were scaled to equivalent doses used in the Phase 3 clinical trials of brincidofovir for CMV and adenovirus in humans, the SUPPRESS and AdVise trials, respectively.

Reduction in Force (RIF)

In early 2016, as a consequence of the failure of SUPPRESS to meet its primary endpoint, we initiated a reduction to our workforce. Personnel reductions were initiated across our entire organization that have resulted in an elimination of 25 positions. The principal objective of the RIF was to enable us to focus our financial resources on the continued clinical development of brincidofovir. In connection with the RIF, we expect to record an aggregate charge related to one-time termination benefits of approximately $1.4 million in 2016.

Financial Overview

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from government grants and contracts and the receipt of up-front proceeds under our collaboration and license agreement.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods of approximately one year each, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at Chimerix’s discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $17 million and $13 million in expense reimbursement and fees, respectively. The second option segment is scheduled to end on June 30, 2016 and the third option segment is scheduled to end on October 31, 2016. As of December 31, 2015, we had recognized revenue in aggregate of $46.0 million with respect to the base performance segment and the first three extension periods.

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

On December 17, 2014, we entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV). In exchange for the license to CMX157 rights, we received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, we are eligible to receive clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. We recognized the upfront license fee payment from ContraVir as deferred revenue for the year ended December 31, 2014, and during the second quarter of 2015 we completed our performance obligations and recorded $1.5 million in revenue.

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

From our inception through December 31, 2015, we have incurred approximately $296.2 million in research and development expenses, of which $259.6 million relates to our development of brincidofovir. These costs were largely related to the conduct of our clinical trials, including most recently our two clinical trials of brincidofovir. Because we have recently concluded our Phase 3 SUPPRESS trial and are closing our Phase 3 SUSTAIN and SURPASS studies, we currently expect our research and development expenses to temporarily trend lower. However, following finalization of our revised development plan in 2016, we expect to increase our research and development expenses.

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

	Years Ended December 31,
	2015	2014	2013
Direct research and development expenses	$70,348	$31,392	$13,184
Research and development personnel costs	22,269	11,235	9,344
Indirect research and development expenses	4,573	2,752	2,134
Total research and development expenses	$97,190	$45,379	$24,662

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

Brincidofovir

The majority of our research and development resources has been focused on completing our Phase 3 trial of brincidofovir for prevention of CMV in HCT recipients (SUPPRESS), our trial of brincidofovir as a treatment for AdV (AdVise), and our other clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of brincidofovir for approval in the United States and equivalent health authority approval outside the United States.

We have recently concluded our Phase 3 SUPPRESS trial and have completed enrollment of our AdVise study. In addition, we are closing our Phase 3 SUSTAIN and SURPASS trials. As a result, we expect our research and development expenses to temporarily trend lower. However, following finalization of our revised development plan in 2016, we expect to increase our research and development expenses.

In addition, pursuant to our contract with BARDA, we are evaluating brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and pharmacokinetics of brincidofovir in the animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and brincidofovir 100 mg tablets. During the first option segment of the contract, we performed additional animal testing of brincidofovir. In September 2014, we initiated performance under the second option segment of the contract with BARDA and performed additional animal testing of brincidofovir. In September 2015, we initiated performance under the third option segment which focuses on brincidofovir chemistry, manufacturing and controls at large scale.

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

We expect our general and administrative expenses to trend downward during 2016, driven primarily by a reduction in expenses related to commercial preparations.

Interest Income (Expense), Net

Interest income consists of interest earned on our cash, cash equivalents, short-term investments and long-term investments.

Interest expense consists primarily of interest accrued or paid on amounts outstanding under our Loan and Security Agreement (LSA) with Silicon Valley Bank (SVB) and MidCap Financial SBIC, LP (MidCap). In January 2012, we borrowed $3.0 million under the LSA, and in September 2012, we borrowed an additional $12.0 million. In October 2015, the loan was paid in full.

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

Share-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $13.0 million, $4.4 million and $3.1 million was recognized in the years ended December 31, 2015, 2014 and 2013, respectively. The share-based compensation expense recognized included expense for stock options, restricted stock units (RSUs) and our employee stock purchase plan purchase rights.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2015 included in this Annual Report. We believe that our accounting policies relating to revenue recognition, research and development prepaids and accruals, investments and share-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 to our audited consolidated financial statements included in this Annual Report.

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

From our inception through December 31, 2015, we have not generated any revenue from product sales. For the same period, we have generated $83.4 million in grant and contract revenue. We recognize revenue under government grants and contracts as qualifying research activities are conducted based on invoices received from company vendors. Any amounts received in advance of performance are recorded as deferred revenue until earned.

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

On December 17, 2014, we entered into a collaboration and license agreement with ContraVir Pharmaceuticals. In exchange for the license to CMX157 rights, we received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, we are eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. We recorded this amount as a long-term investment and deferred revenue. Upon completion of the transfer of the IND and technical know-how related to CMX157 in April 2015, we recognized the $1.5 million upfront payment as revenue.

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

Our objective is to reflect the appropriate research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of our research and development efforts. We determine prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. We adjust our rate of research and development expense recognition if actual results differ from our estimates. We make estimates of our prepaid and accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2015, there had been no material adjustments to our prior period estimates of prepaid and accruals for research and development expenses. Our research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Investments

Investments consist primarily of corporate bonds, brokered certificates of deposit, U.S. Treasury securities, commercial paper, and preferred stock of an unconsolidated affiliate. We invest in high-credit quality investments in accordance with our investment policy which minimizes the probability of loss.

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders deficit. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income or expense, net. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. We periodically review available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of our amortized cost basis. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the years ended December 31, 2015, 2014 and 2013.

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

Share-based compensation expense includes stock options and RSUs granted to employees, stock options granted to non-employees and employee stock purchase plan purchase rights and has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows:

	Years Ended December 31,
	2015	2014	2013
Income Statement Classification:
Research and development expense:
Employee	$5,578	$1,085	$1,905
Non-employee	—	—	67
General and administrative expense:
Employee	7,381	3,326	1,017
Non-employee	—	—	82
Total stock-based compensation expense	$12,959	$4,411	$3,071

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

•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

•	The assumed dividend yield is based on our expectation of not paying dividends for the foreseeable future.

•	We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2015, 2014, and 2013 are set forth below:

Stock Options

	Years Ended December 31,
	2015	2014	2013
Expected volatility	66.89%	71.47%	77.55%
Expected term (in years)	6.0	6.0	6.1
Weighted-average risk-free interest rate	1.53%	1.91%	1.42%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$25.18	$14.01	$6.99

Employee Stock Purchase Plan

	Years Ended December 31,
	2015	2014	2013
Expected volatility	57.77%	74.24%	51.22%
Expected term (in years)	1.1	0.8	1.3
Weighted-average risk-free interest rate	0.43%	0.09%	0.25%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$22.10	$9.93	$—

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

Fair Value Adjustments to Warrant Liability

We issued warrants to purchase shares of our Series F preferred stock in connection with (i) a loan and security agreement entered into with SVB and MidCap in January 2012, and (ii) an equity financing agreement with certain investors for the sale of Series F preferred stock, which occurred in February 2011. As discussed in Note 6 to our audited financial statements for the year ending December 31, 2015 included in this Annual Report, the warrants to purchase shares of our Series F preferred stock were classified as a liability and were required to be measured at fair value for the year ending December 31, 2012. Upon completion of our IPO in April 2013, these warrants were adjusted to a fair value of $14.1 million. The warrant liability was reclassified as common stock warrants and therefore no longer required revaluation.

The adjustment to the fair valuation of the warrants resulted in other expense of $6.6 million for the year ended 2013. The warrants were valued using a two stage process. Using a contingent claims model, the fair value of total equity and all components of our capital structure, including the warrants, was determined as of the time of our sale of Series F preferred stock. Using this value as a starting point, a series of equity values and associated probabilities were calculated using simulation methodologies that incorporated both Monte Carlo and risk neutral frameworks. Using a contingent claims framework, each equity value in the array was allocated to the various components of the capital structure including the warrants. Each warrant value was weighted by its respective probability to determine the final fair value of the warrants as of December 31, 2012 and 2011. Upon completion of our IPO, all outstanding warrants to purchase redeemable convertible preferred stock were converted into common stock warrants and no longer required to be remeasured.

Utilization of Net Operating Loss Carryforwards

At December 31, 2015, we had net operating loss carryforwards for federal and state tax purposes of approximately $296.6 million and $233.9 million, respectively. At December 31, 2014, we had net operating loss carryforwards for federal and state tax purposes of approximately $192.6 million and $156.9 million, respectively. In addition, we had tax credit carryforwards for federal tax purposes of approximately $11.9 million as of December 31, 2015, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders or groups over a three-year period (a Section 382 ownership change), utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our initial public offering, our private placement and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2015 and December 31, 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and December 31, 2014, together with the changes in those items in dollars and percentage (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	% Change
	2015	2014	Increase/(Decrease)
Revenues:
Contract revenue	$9,214	$4,040	$5,174	128.1%
Collaboration and licensing revenue	1,548	—	1,548	*
Total revenues	10,762	4,040	6,722	166.4%
Operating expenses:
Research and development	97,190	45,379	51,811	114.2%
General and administrative	31,823	17,527	14,296	81.6%
Total operating expenses	129,013	62,906	66,107	105.1%
Loss from operations	(118,251)	(58,866)	(59,385)	100.9%
Other income (expense):
Interest income (expense), net	879	(445)	1,324	(297.5)%
Loss on disposition of assets	—	(1)	1	(100.0)%
Net loss	$(117,372)	$(59,312)	$(58,060)	97.9%

* Not meaningful or not calculable

Contract Revenue

For the year ended December 31, 2015, contract revenue increased to $9.2 million compared to $4.0 million for the year ended December 31, 2014. The increase of $5.2 million, or 128.1%, was related to an increase in reimbursable expenses related to our contract with BARDA.

Collaboration and Licensing Revenue

For the year ended December 31, 2015, total collaboration and licensing revenue was $1.5 million. In December 2014, we entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals. We recognized the upfront license fee payment as deferred revenue in 2014. During the second quarter of 2015, we completed our performance obligations related to this agreement and recognized $1.5 million of collaboration and licensing revenue.

Research and Development Expenses

For the year ended December 31, 2015, our research and development expenses increased to $97.2 million compared to $45.4 million for the year ended December 31, 2014. The increase of $51.8 million, or 114.2%, was primarily related to the following:

•
an increase in clinical trial expenses of $30.9 million primarily related to our Phase 3 SUPPRESS and AdVise studies, as well as the costs of initiating our Phase 3 SUSTAIN and SURPASS studies, which we are now closing;

•
an increase in compensation and other employee related costs of $11.0 million, consisting of $6.5 million of compensation and benefit expense related to the addition of new employees to our clinical, regulatory, development and manufacturing departments and $4.5 million of share-based compensation;

•	an increase in drug manufacturing costs of $5.7 million for raw materials as we began primary and secondary brincidofovir manufacturing campaigns;

•	an increase of $2.9 million in legal and consulting expenses mainly related to the preparation of regulatory filings; and

•	an increase in animal studies of $1.0 million related to work under the BARDA contract and preclinical CMX669 development.

General and Administrative Expenses

For the year ended December 31, 2015, our general and administrative expenses increased to $31.8 million compared to $17.5 million for the year ended December 31, 2014. The increase of $14.3 million, or 81.6%, was primarily related to the following:

•
an increase in compensation and other employee related costs of $5.9 million, consisting of an increase of $4.1 million of share-based compensation and $1.8 million of compensation and benefits related to the addition of new employees;

•	an increase in other costs of $4.9 million as we expanded our commercialization preparations for brincidofovir; and

•	an increase of $1.8 million in legal, accounting and consulting costs.

Interest Income (Expense), Net

For the year ended December 31, 2015, our interest income, net was $0.9 million compared to interest expense, net of $0.4 million for the year ended December 31, 2014. The change of $1.3 million was attributable to increased interest earned on higher cash and investment balances over prior year and a reduction in interest expense as our debt was paid in full in October 2015.

Comparison of the Years ended December 31, 2014 and 2013

The following table summarizes the results of our operations for the years ended December 31, 2014 and 2013, together with the year-over-year changes in those items in dollars (in thousands, except for percentages):

	Years Ended December 31,		Dollar Change	% Change
	2014	2013	Increase/(Decrease)
Revenues:
Contract revenue	$4,040	$4,370	$(330)	(7.6)%
Collaboration and licensing revenue	—	—	—	*
Total revenues	4,040	4,370	(330)	(7.6)%
Operating expenses:
Research and development	45,379	24,662	20,717	84.0%
General and administrative	17,527	8,327	9,200	110.5%
Total operating expenses	62,906	32,989	29,917	90.7%
Loss from operations	(58,866)	(28,619)	(30,247)	105.7%
Other income (expense):
Interest expense, net	(445)	(1,232)	787	(63.9)%
Fair value adjustments to preferred stock warrant liability	—	(6,590)	6,590	(100.0)%
Loss on disposition of assets	(1)	(4)	3	(75.0)%
Net loss	$(59,312)	$(36,445)	$(22,867)	62.7%

* Not meaningful or not calculable

Contract Revenue

Contract revenue for the years ended December 31, 2014 and 2013, was $4.0 million and $4.4 million, respectively. The decrease of $0.3 million, or 7.6%, was related to a decline in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the year ended December 31, 2014, our research and development expenses increased to $45.4 million compared to $24.7 million for the year ended December 31, 2013. The increase of $20.7 million, or 84.0%, was primarily related to the following:

•	an increase in clinical trial expenses of $14.9 million primarily related to the Phase 3 SUPPRESS trial, which was in start-up mode in 2013, and the initiation of the AdVise study;

•	an increase in drug manufacturing costs of $1.6 million due to ongoing commercial process validation for brincidofovir and CMX669 manufacturing development;

•	an increase in animal studies of $1.4 million related to work under the BARDA contract and preclinical CMX669 development; and

•
an increase in cash compensation expense of $2.3 million due to the addition of 23 employees in 2014, partially offset by the reduction in non-cash share-based compensation of $0.9 million primarily related to the effect of an out of period adjustment in 2014 to properly state additional paid in capital related to RSUs.

General and Administrative Expenses

For the years ended December 31, 2014 and 2013, our general and administrative expenses were $17.5 million and $8.3 million, respectively, representing an increase of $9.2 million, or 110.5%. The increase was primarily related to the following:

•
an increase of $4.7 million in compensation costs, consisting of an increase in cash compensation expense of $1.9 million primarily related to the addition of 6 new employees in 2014, a $0.6 million one-time severance charge in 2014 for our former Chief Executive Officer, and an increase in non-cash share-based compensation of $2.2 million;

•	an increase of $3.2 million of expenses related to commercialization preparation for brincidofovir; and

•	an increase of $0.6 million of external service costs and $0.5 million of insurance and taxes attributable to the growth of our business.

Interest Expense, Net

For the years ended December 31, 2014 and 2013, our interest expense, net was $0.4 million and $1.2 million, respectively, The decrease of $0.8 million was attributable to a $0.6 million decrease in interest expense as we continued to make principal payments on our existing debt with no additional borrowing in 2014 and a $0.2 million increase in interest income related to the increased cash and investment balances we held in 2014.

Fair Value of Warrant Adjustment

Our outstanding Series F preferred warrants were deemed to be derivative instruments that require liability classification and mark-to-market accounting. As such, the applicable fair value of the warrants was determined using a two-stage, contingent claims model, resulting in the recognition of additional losses of $6.6 million for the year ended December 31, 2013. This expense was primarily due to the increased likelihood of the occurrence of a liquidity event as well as the underlying stock price. Upon the completion of our IPO in April 2013, these warrants converted to common stock warrants and were no longer considered to be a derivative instrument and no further expense was incurred.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since our inception in 2000 and, as of December 31, 2015, we had an accumulated deficit of $339.4 million. We anticipate that we will continue to incur losses for at least the next several years. In connection with the closing of our active clinical trials for brincidofovir, we have seen a reduction in expenses. However, as we finalize our revised development plan in 2016, our research and development and general and administrative expenses are likely to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

On May 27, 2014, we completed an underwritten public offering of 8,395,000 shares of common stock, including 1,095,000 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $14.22 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $111.8 million. The securities described above were offered by us pursuant to a shelf registration statement declared effective by the SEC on May 16, 2014. The shelf registration statement allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities, up to a total aggregate offering price of $200.0 million from time to time in one or more offerings. As of December 31, 2015, we had sold approximately $119.4 million of our common stock under this shelf registration statement.

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

On June 16, 2015, we completed an underwritten public offering of 4,341,250 shares of common stock, including 566,250 shares sold pursuant to the full exercise of an option granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $39.75 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $161.9 million. The securities described above were offered by us pursuant to a shelf registration statement which immediately became effective by rule of the SEC on June 9, 2015.

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

Since our inception through December 31, 2015, we have funded our operations principally with $595.5 million (net of issuance costs of $23.9 million) from the sale of common stock and preferred stock, $37.4 million of research funding from our various National Institute of Allergy and Infectious Diseases awards, $46.0 million in revenue from our BARDA contract, debt financings totaling $21.0 million, $17.5 million of licensing revenue, and $12.7 million from stock option and warrant exercises and purchases under our Employee Stock Purchase Plan (ESPP). As of December 31, 2015, we had capital available to fund operations of approximately $342.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods (in thousands):

	Years Ended December 31,
Cash sources and uses:	2015	2014	2013
Net cash used in operating activities	$(99,890)	$(47,077)	$(25,559)
Net cash (used in) provided by investing activities	(169,314)	(159,700)	9,462
Net cash provided by financing activities	161,347	225,263	106,167
Net increase in cash and cash equivalents	$(107,857)	$18,486	$90,070

Operating Activities

Net cash used in operating activities of $99.9 million for the year ended December 31, 2015 was primarily the result of our $117.4 million net loss, offset by the add-back of non-cash expenses of $13.0 million for stock based compensation and $1.6 million of amortization of discounts on investments. The change in operating assets and liabilities includes an increase in accounts payable and accrued liabilities of $7.7 million primarily related to increased research and development activities for our Phase 3 SUPPRESS clinical trial, offset by an increase in prepaid expenses and other assets of $3.2 million and an increase of $2.4 million in accounts receivable due to an increase in reimbursable expenses related to our contract with BARDA.

Net cash used in operating activities of $47.1 million for the year ended December 31, 2014 was primarily the result of our $59.3 million net loss, offset by the add-back of non-cash expenses of $4.4 million for stock based compensation and $1.2 million of amortization of discounts on investments. The change in operating assets and liabilities includes an increase in accounts payable and accrued liabilities of $6.2 million primarily related to increased research and development activities for our Phase 3 SUPPRESS clinical trial, and a decrease of $0.1 million in accounts receivable due to a decrease in reimbursable expenses related to our contract with BARDA, offset by an increase in prepaid expenses and other assets of $0.1 million.

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

Investing Activities

Net cash used in investing activities of $169.3 million during the year ended December 31, 2015 was primarily the result of purchases of short-term and long-term investments, offset by sales and maturities of short-term and long-term investments. Net cash used in investing activities of $159.7 million during the year ended December 31, 2014 was primarily the result of purchases of short-term and long-term investments, offset by sales and maturities of short-term investments. Net cash provided by investing activities of $9.5 million during the year ended December 31, 2013 was primarily the result of purchases of short-term investments, offset by sales and maturities of short-term investments.

Financing Activities

Net cash provided by financing activities of $161.3 million for the year ended December 31, 2015 was primarily the result of approximately $161.9 million in net proceeds from the completion of a public offering and $4.2 million from the exercise of stock options, warrants and purchases under the ESPP, offset by $4.7 million in debt repayment and fees. Net cash provided by financing activities of $225.3 million for the year ended December 31, 2014 was primarily the result of approximately $225.9 million in net proceeds from the completion of two public offerings and $5.0 million from the exercise of stock options, warrants and purchases under the ESPP, offset by $5.7 million in debt repayment. Net cash provided by financing activities of $106.2 million during the year ended December 31, 2013 was primarily the result of approximately $107.6 million in net proceeds from the completion of our IPO and $3.5 million from the exercise of stock options and warrants, offset by $5.0 million in debt repayment.

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

On May 27, 2014, we completed an underwritten public offering of 8,395,000 shares of common stock, including 1,095,000 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $14.22 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $111.8 million. The securities described above were offered by us pursuant to a shelf registration statement declared effective by the SEC on May 16, 2014. The shelf registration statement allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities, up to a total aggregate offering price of $200.0 million from time to time in one or more offerings. As of December 31, 2015, we had sold approximately $119.4 million of our common stock under this shelf registration statement.

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

On June 16, 2015, we completed an underwritten public offering of 4,341,250 shares of common stock, including 566,250 shares sold pursuant to the full exercise of an option granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $39.75 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $161.9 million. The securities described above were offered by us pursuant to a shelf registration statement which immediately became effective by rule of the SEC on June 9, 2015.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize brincidofovir or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Additionally, we expect to continue to incur additional costs associated with operating as a public company. Furthermore, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital requirements for at least the next 12 months. At present, we expect our research and development expenses to temporarily trend lower, as we are not actively treating patients in connection with any experimental clinical trials of brincidofovir. However, following finalization of our revised development plan in 2016, we expect to increase our research and development expenses. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•
the willingness of the FDA and/or foreign regulators to accept the results from AdVise, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and approval of brincidofovir for the treatment of adenovirus infection;

•	the progress, costs, results and timing of future clinical trials of brincidofovir for other potential indications, including CMV and/or SOT;

•	the willingness of the FDA and/or foreign regulators to accept clinical and preclinical studies and other work, as the basis for review and approval of brincidofovir for other potential indications;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the ability to continue to receive government funding;

•	the achievement of milestones under our agreement with ContraVir;

•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

•	the ability of our product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs associated with securing, establishing and maintaining commercialization and manufacturing capabilities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2015 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases (1)	$3,613	$729	$1,446	$1,326	$112
Minimum royalties (2)	1,550	50	500	400	600
Other (3)	1,389	1,389	—	—	—
Total	$6,552	$2,168	$1,946	$1,726	$712

(1)
Consists of our corporate headquarters leases encompassing 29,053 square feet of office space that expire in February 2021, and our laboratory lease encompassing 7,925 square feet that expires in June 2018, both of which are located in Durham, North Carolina.

(2)	Consists of amounts payable under a license agreement with the University of Michigan for certain intellectual property related to the Chimerix Chemical Library.

(3)	Consists of severance payable to former employees.

In addition to the amounts set forth in the table above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. Under our license agreement with UCSD, we made milestone and sublicense payments totaling approximately $1.2 million through December 31, 2015. We will be required to make additional payments when certain milestones are achieved and we are obligated to pay royalties based on future product sales. As of December 31, 2015, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. In connection with the development and commercialization of brincidofovir and CMX157 (which we have licensed to ContraVir Pharmaceuticals), in addition to royalties on product sales, we could be required to pay UC up to an aggregate of $3.4 million in milestone payments, assuming the achievement of all applicable milestone events under the license agreement. Under our license agreement with the University of Michigan, we are required to pay minimum royalties from 2016 through the expiration of the last licensed patent (which we estimate will occur in 2024) which are included in the table above, but any additional royalties that may be payable under the University of Michigan agreement are not estimable and therefore not included in the table above.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2015 or 2014.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	67
Consolidated Balance Sheets as of December 31, 2015 and 2014	69
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013	70
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015, 2014 and 2013	71
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	72
Notes to Consolidated Financial Statements	73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Chimerix, Inc.

We have audited the accompanying consolidated balance sheets of Chimerix, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chimerix, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chimerix, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Chimerix, Inc.

We have audited Chimerix, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Chimerix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Chimerix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chimerix, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015 of Chimerix, Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 29, 2016

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$20,605	$128,462
Short-term investments, available-for-sale	199,729	106,114
Accounts receivable	2,432	106
Prepaid expenses and other current assets	6,071	2,775
Total current assets	228,837	237,457
Long-term investments	124,040	52,973
Property and equipment, net of accumulated depreciation	3,045	1,310
Other long-term assets	70	138
Total assets	$355,992	$291,878
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,458	$5,938
Accrued liabilities	9,721	6,833
Loan payable, net, current portion	—	4,296
Total current liabilities	20,179	17,067
Other long-term liabilities	354	175
Total liabilities	20,533	17,242
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2015 and 2014; 46,162,525 and 41,031,770 shares issued and outstanding at December 31, 2015 and 2014, respectively	46	41
Additional paid-in capital	675,591	496,602
Accumulated other comprehensive (loss) gain	(764)	35
Accumulated deficit	(339,414)	(222,042)
Total stockholders’ equity	335,459	274,636
Total liabilities and stockholders’ equity	$355,992	$291,878

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Contract revenue	$9,214	$4,040	$4,370
Collaboration and licensing revenue	1,548	—	—
Total revenues	10,762	4,040	4,370
Operating expenses:
Research and development	97,190	45,379	24,662
General and administrative	31,823	17,527	8,327
Total operating expenses	129,013	62,906	32,989
Loss from operations	(118,251)	(58,866)	(28,619)
Other income (expense):
Interest income (expense), net	879	(445)	(1,232)
Fair value adjustments to preferred stock warrant liability	—	—	(6,590)
Loss on disposition of assets	—	(1)	(4)
Net loss	(117,372)	(59,312)	(36,445)
Other comprehensive loss:
Unrealized (loss) gain on investments, net	(799)	35	2
Comprehensive loss	$(118,171)	$(59,277)	$(36,443)
Net loss	$(117,372)	$(59,312)	$(36,445)
Accretion of redeemable convertible preferred stock	—	—	(34,108)
Net loss attributable to common stockholders	$(117,372)	$(59,312)	$(70,553)
Per share information:
Net loss, basic and diluted	$(2.67)	$(1.80)	$(3.65)
Weighted-average shares outstanding, basic and diluted	43,878,326	33,003,714	19,307,422

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2012	$107,723	$3	$—	$(2)	$(101,032)	$(101,031)
Share-based compensation	—	—	3,071	—	—	3,071
Exercise of stock options	—	—	1,946	—	—	1,946
Dividends on redeemable preferred stock	976	—	(349)	—	(627)	(976)
Adjustment of redeemable preferred stock to redemption value	33,132	—	(8,506)	—	(24,626)	(33,132)
Exercise of warrants	—	—	1,537	—	—	1,537
Issuance of 8,418,000 shares of common stock at $14.00 per share, net of issuance costs of $10,218	—	23	107,611	—	—	107,634
Conversion of redeemable preferred stock into common stock	(141,831)	—	141,831	—	—	141,831
Reclassification of redeemable preferred stock warrant liability to additional paid in capital	—	—	14,102	—	—	14,102
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	2	—	2
Net loss	—	—	—	—	(36,445)	(36,445)
Total comprehensive loss						(36,443)
Balance, December 31, 2013	—	26	261,243	—	(162,730)	98,539
Share-based compensation	—	—	4,411	—	—	4,411
Exercise of stock options	—	2	4,591	—	—	4,593
Exercise of warrants	—	—	6	—	—	6
Employee stock purchase plan purchases	—	1	425	—	—	426
Issuance of 8,395,000 shares of common stock at $14.22 per share, net of issuance costs of $7,531	—	8	111,837	—	—	111,845
Issuance of 4,197,500 shares of common stock at $29.00 per share, net of issuance costs of $7,634	—	4	114,089	—	—	114,093
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	35	—	35
Net loss	—	—	—	—	(59,312)	(59,312)
Total comprehensive loss						(59,277)
Balance, December 31, 2014	—	41	496,602	35	(222,042)	274,636
Share-based compensation	—	—	12,959	—	—	12,959
Exercise of stock options	—	—	2,107	—	—	2,107
Exercise of warrants	—	1	1,000	—	—	1,001
Employee stock purchase plan purchases	—	—	1,048	—	—	1,048
Issuance of 4,341,250 shares of common stock at $39.75 per share, net of issuance cost of $10,685	—	4	161,875	—	—	161,879
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(799)	—	(799)
Net loss	—	—	—	—	(117,372)	(117,372)
Total comprehensive loss						(118,171)
Balance, December 31, 2015	$—	$46	$675,591	$(764)	$(339,414)	$335,459

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(117,372)	$(59,312)	$(36,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	657	283	258
Amortization of debt costs	64	148	248
Amortization of premium/discount on investments	1,622	1,175	196
Loss on disposition of assets	—	1	4
Share-based compensation	12,959	4,411	3,071
Amortization of deferred lease obligations	19	(19)	10
Fair value adjustments to preferred stock warrant liability	—	—	6,590
Changes in operating assets and liabilities:
Accounts receivable	(2,354)	142	535
Prepaid expenses and other assets	(3,210)	(108)	(1,790)
Accounts payable and accrued liabilities	7,725	6,202	1,764
Net cash used in operating activities	(99,890)	(47,077)	(25,559)
Cash flows from investing activities:
Purchases of property and equipment	(2,211)	(1,018)	(193)
Purchases of short-term investments	(60,297)	(155,433)	(1,852)
Purchases of long-term investments	(234,791)	(55,337)	—
Sales of short-term investments	1,003	3,499	750
Maturities of short-term investments	126,742	48,589	10,757
Maturities of long-term investments	240	—	—
Net cash (used in) provided by investing activities	(169,314)	(159,700)	9,462
Cash flows from financing activities:
Proceeds from exercise of stock options	2,107	4,593	1,946
Proceeds from employee stock purchase plan stock purchases	1,048	426	—
Proceeds from exercise of warrants	1,001	6	1,537
Proceeds from public offerings, net of offering costs	161,879	225,938	107,634
Payments for deferred financing costs	(338)	—	—
Repayments of debt	(4,350)	(5,700)	(4,950)
Net cash provided by financing activities	161,347	225,263	106,167
Net (decrease) increase in cash and cash equivalents	(107,857)	18,486	90,070
Cash and cash equivalents:
Beginning of period	128,462	109,976	19,906
End of period	$20,605	$128,462	$109,976
Supplemental disclosure of cash flow information
Cash paid for interest	$158	$614	$1,092
Non-cash acquisition of investment in U.S. corporation	$—	$1,545	$—

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company dedicated to discovering, developing and commercializing novel, oral antivirals in areas of high unmet medical needs. The Company was founded in 2000 based on the promise of its proprietary lipid technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient, orally administered dosing regimens. Based on the Company’s lipid conjugate technology, its lead compound, brincidofovir (BCV, CMX001), is in Phase 3 clinical development. In addition, the Company has an active discovery program focusing on viral targets for which limited or no therapies are currently available.

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

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders equity. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income or expense, net. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company does not intend to sell, and is not more likely than not to be required to sell, the available-for-sale securities in an unrealized loss position before recovery of the amortized cost bases of the securities, which may be maturity. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the years ended December 31, 2015, 2014 and 2013.

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

Accounts Receivable

Accounts receivable at December 31, 2015 and December 31, 2014 consisted of amounts billed under the Company’s contract with the Biomedical Advanced Research and Development Authority (BARDA). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates hierarchy disclosures and, based on various factors, it is possible that an asset or liability may be classified differently from period to period. However, the Company expects that changes in classification between levels will be rare. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2015 and 2014. There were no transfers to or from Level 3 during the years ended December 31, 2015 and 2014.

At December 31, 2015 and 2014, the Company had cash equivalents, consisting of money market accounts, and short-term and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At December 31, 2015 and 2014, the Company had cash equivalents, short-term investments and long-term investments comprised of brokered certificates of deposit and at December 31, 2014, the Company had corporate bonds and commercial paper, for which quoted prices are not available that are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

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

The Company’s preferred stock investment in ContraVir Pharmaceuticals (NASDAQ: CTRV) (ContraVir) is categorized as Level 3 as there are significant unobservable inputs. The valuation of the investment at December 31, 2015 and 2014 was calculated on an as if converted to common share basis with a discount for lack of marketability applied due to the 18 month restriction from the date of the investment on selling the converted common shares. An option pricing model was used to determine the discount for lack of marketability of 10% and 25% at December 31, 2015 and 2014, respectively. The key unobservable inputs used in the option pricing model at December 31, 2015 were (i) exercise price - $1.54, (ii) dividend yield - 0%, (iii) expected holding period - 0.46 years, (iv) risk-free rate - 0.44%, and (v) volatility - 75%. The key unobservable inputs used in the option pricing model at December 31, 2014 were (i) exercise price - $2.22, (ii) dividend yield - 0%, (iii) expected holding period - 1.5 years, (iv) risk-free rate - 0.44%, and (v) volatility - 65%. The change in valuation of the preferred stock for the years ended December 31, 2015 and 2014 was recorded as an unrealized (loss) gain on investments, net in the Consolidated Statements of Operations and Comprehensive Loss. A significant change in unobservable inputs would not result in a significant impact to the fair value of the Company's investment in ContraVir preferred stock.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
		December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$19,795	$19,795	$—	$—
Total cash equivalents	19,795	19,795	—	—
Short-term investments
Certificates of deposit	23,030	—	23,030	—
U.S. Treasury securities	175,214	175,214	—	—
Preferred stock of U.S. corporation	1,485	—	—	1,485
Total short-term investments	199,729	175,214	23,030	1,485
Long-term investments
Certificates of deposit	7,668	—	7,668	—
U.S. Treasury securities	116,372	116,372	—	—
Total long-term investments	124,040	116,372	7,668	—
Total assets	$343,564	$311,381	$30,698	$1,485

		Fair Value Measurements
		December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$125,606	$125,606	$—	$—
Certificates of deposit	480	—	480	—
Total cash equivalents	126,086	125,606	480	—
Short-term investments
Certificates of deposit	16,981	—	16,981	—
Corporate bonds	69,892	—	69,892	—
Commercial paper	11,240	—	11,240	—
U.S. Treasury securities	8,000	8,000	—	—
Total short-term investments	106,114	8,000	98,114	—
Long-term investments
Certificates of deposit	10,996	—	10,996	—
U.S. Treasury securities	40,197	40,197	—	—
Preferred stock of U.S. corporation	1,781	—	—	1,781
Total long-term investments	52,973	40,197	10,996	1,781
Total assets	$285,173	$173,803	$109,590	$1,781

Below is a table that presents a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements (Level 3)
Redeemable convertible preferred stock warrant liability:
Fair value at January 1, 2013	$7,512
Fair value increase recorded in other expense	6,590
Reclassification of warrant liability to additional paid-in capital	(14,102)
Fair value at December 31, 2013	$—

Preferred stock of U.S. corporation:
Fair value at January 1, 2014	$—
Investment acquired	1,545
Fair value increase recorded in other comprehensive loss	236
Fair value at December 31, 2014	1,781
Fair value decrease recorded in other comprehensive loss	(296)
Fair value at December 31, 2015	$1,485

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2015	2014
Prepaid research and development expenses	$4,165	$1,685
Interest receivable	670	553
Prepaid insurance	385	342
Other prepaid expenses and current assets	851	195
Total prepaid expenses and other current assets	$6,071	$2,775

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

Deferred Lease Obligations

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

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued research and development expenses	$3,596	$1,116
Accrued compensation	2,939	3,057
Deferred revenue	—	1,545
Other accrued liabilities	3,186	1,115
Total accrued liabilities	$9,721	$6,833

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

For the years ended December 31, 2015, 2014 and 2013, contract and grant revenue consisted only of revenue from the BARDA contract as there was no grant revenue. The Company recognizes contract and grant revenue as qualifying research activities are conducted based on invoices received from the Company’s vendors. Changes in fringe and indirect rates are recognized as a change in estimate in the period such rate changes are approved by BARDA. For the year ended December 31, 2015, collaboration and licensing revenue primarily consisted of the upfront license fee payment from ContraVir recognized when we completed our performance obligations.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2015, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Interest Income (Expense), Net

Interest income (expense), net primarily includes interest earned on short-term and long-term investments, interest incurred on loans payable, the amortization of deferred financing costs related to fees paid to attorneys and other non-lender entities in order to acquire debt, and the amortization of debt discount related to fees paid to the lender in order to acquire debt.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through December 31, 2015, and therefore has not recorded any current provision for income taxes.

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

401(k) Plan

The Company maintains a defined contribution employee retirement plan (“401(k) plan”). Historically, the Company has not made contributions into the 401(k) plan on behalf of participants. In March 2015, the Company began making matching contributions into the 401(k) plan on behalf of participants. For the year ended December 31, 2015, the Company recognized expenses for matching contributions of $0.3 million.

Basic and Dilutive Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of converting redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of redeemable convertible preferred stock and warrants to purchase redeemable convertible preferred stock and common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock at December 31, 2015, 2014 and 2013.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of converting redeemable convertible preferred stock, warrants to purchase convertible preferred stock and common stock, non-vested restricted stock, stock options to purchase common stock, and employee stock purchase plan purchase rights as the impact of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 1,202,887, 2,170,660 and 7,550,950 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. ASU 2014-09, as amended in ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date", is effective for public business entities' annual periods and interim periods within those annual periods beginning after December 15, 2017. Earlier adoption is permitted for public business entities as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently analyzing the impact of the adoption of ASU No. 2014-09 on its consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual report period. The amendments in this ASU may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company adopted this standard as of December 31, 2015 with prospective application. As a result, the Company reclassified its deferred tax assets classified as current to noncurrent and our deferred tax liabilities classified as current to noncurrent in our December 31, 2015 consolidated balance sheet. Prior balance sheets were not retrospectively adjusted. The adoption of ASU 2015-17 did not have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10)-Recognition and Measurement of Financial Assets and Financial Liabilities.” The new standard enhances reporting for financial instruments. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

Note 2. Investments

The following tables summarize the Company's short-term and long-term investments (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$30,724	$2	$(28)	$30,698
U.S. Treasury securities	292,264	—	(678)	291,586
Preferred stock of U.S. corporation	1,545	—	(60)	1,485
Total investments	$324,533	$2	$(766)	$323,769

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$28,039	$1	$(62)	$27,978
Corporate bonds	69,947	—	(56)	69,891
Commercial paper	11,242	—	(2)	11,240
U.S. Treasury securities	48,279	—	(82)	48,197
Preferred stock of U.S. corporation	1,545	236	—	1,781
Total investments	$159,052	$237	$(202)	$159,087

The following tables summarize the Company's investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$24,450	$(28)	$—	$—	$24,450	$(28)
U.S. Treasury securities	291,586	(678)	—	—	291,586	(678)
Preferred stock of U.S. corporation	1,485	(60)	—	—	1,485	(60)
Total	$317,521	$(766)	$—	$—	$317,521	$(766)
Number of securities with unrealized losses		180		—		180

	December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$26,778	$(62)	$—	$—	$26,778	$(62)
Corporate bonds	68,891	(56)	—	—	68,891	(56)
Commercial paper	8,740	(2)	—	—	8,740	(2)
U.S. Treasury securities	48,196	(82)	—	—	48,196	(82)
Total	$152,605	$(202)	$—	$—	$152,605	$(202)
Number of securities with unrealized losses		176		—		176

The following table summarizes the scheduled maturity for the Company's investments at December 31, 2015 (in thousands):

December 31, 2015
Maturing in one year or less	$198,244
Maturing after one year through two years	124,040
Total debt investments	$322,284
Preferred stock of U.S. corporation	1,485
Total investments	$323,769

Note 3. Property and Equipment

Property and equipment, net of accumulated depreciation consisted of the following (in thousands):

	December 31,
	2015	2014
Lab equipment	$1,946	$1,049
Leasehold improvements	1,463	777
Computer equipment	1,063	512
Office furniture and equipment	536	343
Property and equipment	5,008	2,681
Less accumulated depreciation	(1,963)	(1,371)
Property and equipment, net of accumulated depreciation	$3,045	$1,310

Note 4. Loan Payable

On January 27, 2012, the Company entered into a Loan and Security Agreement (LSA) with Silicon Valley Bank (SVB) and MidCap Financial SBIC, LP (MidCap) allowing for borrowings up to $15.0 million, split between a first tranche of $3.0 million borrowed at the time of the agreement, and a second tranche of up to $12.0 million that was available to be drawn by December 31, 2012 upon meeting one of three stated financial and/or operational goals. The borrowings under the LSA were collateralized by a security interest in all of the Company's assets, excluding its intellectual property.

Concurrently with entering into the LSA, the Company also granted SVB a warrant to purchase shares of Series F preferred stock at a price of $2.045 per share equal to 2% of the aggregate amount of the advances made to the Company pursuant to the LSA, divided by the exercise price. In relation to the first tranche, the warrant became exercisable to purchase an aggregate of 29,340 shares of Series F preferred stock, and in relation to the second tranche, the warrant became exercisable to purchase an additional 117,360 shares of Series F preferred stock. As discussed in Note 1, the warrant was classified as a liability and measured at fair value. Therefore, the warrant was recorded as a debt discount at its fair value at the time of grant and accreted over the life of the LSA using the effective interest method. Upon the completion of the Company’s IPO, this warrant was converted into a warrant to purchase 41,323 shares of common stock at an exercise price equal to $7.26. In May 2013, SVB exercised the warrant in full and it is no longer outstanding.

The first tranche, which was paid in full as of June 30, 2015, had an interest-only period of twelve months followed by a principal and interest amortization period of 30 months with interest being charged at 8.25% per year. The second tranche, which was paid in full as of December 31, 2015, had an interest-only period of six months followed by a principal and interest amortization period of 32 months with interest being charged at 8.25%. There were certain fees in accordance with the LSA which were recorded as discounts or short-term liabilities depending on the nature of the fees and accreted through interest expense over the life of the loans. As of October 14, 2015, the LSA was paid in full and no amounts remain outstanding.

Note 5. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. The Company has the following minimum rental payments under noncancelable operating lease obligations that existed at December 31, 2015 (in thousands):

Years Ending December 31,	Minimal Rental Payment
2016	$729
2017	745
2018	701
2019	655
2020	671
2021	112
Total future minimum rental payments	$3,613

Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.6 million, $0.4 million, and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA. Periodic audits are required under the grant and contract agreements and certain costs may be questioned as appropriate under the agreements. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the agreements has been made as of December 31, 2015 and 2014.

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

Warrants

As discussed in Note 1, the warrants exercisable for the Company’s Series F preferred stock were classified as a liability and were required to be measured at fair value. Therefore, such warrants were recorded at the full fair value with the Company’s Series F preferred stock being recorded at the residual value at the time of issuance. At each reporting date prior to the Company’s IPO, the warrants exercisable for the Company’s Series F preferred stock were recorded to fair value which was charged to other income. For the year ended December 31, 2013, the Company recorded expense of $6.6 million related to the valuation of the warrants.

This amount is stated as a fair value adjustment to warrant liability on the Consolidated Statements of Operations and Comprehensive Loss.

Upon the completion of the Company’s IPO, all outstanding warrants to purchase redeemable convertible preferred stock were converted into warrants to purchase 1,613,395 shares of common stock and are no longer required to be measured at fair value.

Warrants for the purchase of common stock of 227,794 and 726,601 were issued, outstanding and exercisable at December 31, 2015 and 2014, respectively.

Note 7. Stockholders’ Equity (Deficit)

Common Stock

The Company’s common stock consists of 200 million authorized shares at December 31, 2015 and 2014, and 46.2 million and 41.0 million shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.

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

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2015	2014
For exercise of common stock warrants	227,794	726,601
For exercise of outstanding common stock options	2,746,395	1,859,970
For future equity awards under the 2013 Equity Incentive Plan	1,609,791	1,147,526
For future purchases under the 2013 Employee Stock Purchase Plan	1,298,333	944,599
Total shares of common stock reserved for future issuances	5,882,313	4,678,696

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the stock options granted:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	66.89%	71.47%	77.55%
Expected term (in years)	6.0	6.0	6.1
Weighted-average risk-free interest rate	1.53%	1.91%	1.42%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$25.18	$14.01	$6.99

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2015, 2014 and 2013, the Company applied a forfeiture rate based on the Company’s historical forfeitures.

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Total Intrinsic Value
Balance, January 1, 2014	1,946,823	$3.54	7.03
Granted	1,385,370	21.57	—
Exercised	(1,287,883)	3.57	—
Expired or Canceled	—	—	—
Forfeited	(184,340)	15.30	—
Balance, December 31, 2014	1,859,970	$15.79	8.46
Granted	1,249,683	41.80	—
Exercised	(292,581)	7.22	—
Expired or Canceled	—	—	—
Forfeited	(70,677)	30.78	—
Balance, December 31, 2015	2,746,395	$28.19	8.41	$1,964,237
Exercisable at December 31, 2015	1,035,166	$21.13	7.79	$1,588,756
Vested or expected to vest at December 31, 2015	2,691,231	$28.05	8.40	$1,952,766

As of December 31, 2015, there was approximately $31.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2013 Plan. That compensation cost is expected to be recognized over a weighted-average period of approximately 2.86 years.

Other information regarding the Company’s stock options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Weighted average grant date fair value per share of options granted	$25.18	$14.01	$6.99
Total intrinsic value of options exercised	$10,139	$30,438	$12,395
Total fair value of shares vested	$11,498	$4,696	$974

The following table summarizes, at December 31, 2015, by price range: (1) for stock option awards outstanding under the 2013 Plan, the number of stock option awards outstanding, their weighted-average remaining life and their weighted average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Range	Number	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$1.42 to 3.71	213,995	5.19	$2.36	206,996	$2.36
3.72 to 18.93	691,537	7.79	14.82	309,616	14.81
18.94 to 36.75	622,913	8.52	25.12	273,152	24.47
36.76 to 39.41	825,681	9.13	39.30	187,278	39.36
39.42 to 53.74	392,269	9.52	47.34	58,124	47.23
$1.42 to 53.74	2,746,395	8.41	$28.19	1,035,166	$21.13

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward the Company’s success and that of its affiliates. The ESPP initially authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. On January 1, 2014 and 2015, the common stock reserved for future issuance under the ESPP was automatically increased by an additional 266,649 and 410,317 shares, respectively, bringing the total number of shares of common stock that may be purchased under the ESPP to 970,874 and 1,381,191, respectively.

The Company has reserved a total of 1,381,191 shares of common stock to be purchased under the ESPP, of which 1,298,333 and 944,599 shares remained available for purchase at December 31, 2015 and 2014, respectively. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. The Company issued 56,583 and 26,275 shares of common stock pursuant to the ESPP for the year ended December 31, 2015 and 2014, respectively. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the ESPP purchase rights:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	57.77%	74.24%	51.22%
Expected term (in years)	1.15	0.8	1.3
Weighted-average risk-free interest rate	0.43%	0.09%	0.25%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$22.10	$9.93	$4.20

As of December 31, 2015, the Company had a liability of $0.5 million representing employees' contributions to the ESPP.

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

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Income Statement Classification:
Research and development expense:
Employee	$5,578	$1,085	$1,905
Non-employee	—	—	67
General and administrative expense:
Employee	7,381	3,326	1,017
Non-employee	—	—	82
Total stock-based compensation expense	$12,959	$4,411	$3,071

Cash received from exercises under all share-based payment arrangements for 2015, 2014 and 2013 was $3.2 million, $5.0 million and $1.9 million, respectively. There was no actual tax benefit realized for the tax deductions from exercises of the share-based payment arrangements during 2015, 2014 or 2013.

The Company continues to account for stock options issued to non-employees using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. Compensation cost for performance-based awards is recognized when it is probable that the performance criteria will be met.

Note 8. Income Taxes

No income tax expense or benefit has been recorded for the years ended December 31, 2015, 2014 or 2013. This is due to the establishment of a valuation allowance against the deferred tax assets generated during those periods. At December 31, 2015, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2015, 2014, and 2013 (in thousands, except percentages):

	2015		2014		2013
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$(39,907)	34.0%	$(20,166)	34.0%	$(12,392)	34.0%
State income taxes	(2,176)	1.9%	(1,343)	2.3%	(852)	2.3%
Research and development credits	(5,698)	4.9%	(2,577)	4.3%	(2,265)	6.2%
Foreign rate differential	2	—%	—	—%	—	—%
Permanent items	3,687	(3.1)%	1,525	(2.6)%	3,060	(8.4)%
Provision to return adjustments	(426)	0.2%	64	(0.1)%	320	(0.9)%
Effect of change in state tax rate	932	(0.8)%	2	—%	(1)	—%
Increase in unrecognized tax benefits	950	(0.8)%	425	(0.7)%	566	(1.5)%
Change in valuation allowance	42,636	(36.3)%	22,070	(37.2)%	11,564	(31.7)%
Net benefit	$—	—%	$—	—%	$—	—%

The components of deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Domestic net operating loss carryforwards	$93,923	$59,312
Foreign net operating loss carryforwards	2	—
Research and development expenses	1,289	405
Capitalized Section 174 expenses	51	57
Research and development credits	8,889	4,572
Accrued bonuses	822	1,066
Share-based compensation	3,671	1,045
Other	604	135
Total gross deferred tax assets	109,251	66,592
Valuation allowance	(109,111)	(66,475)
Total deferred tax assets	140	117
Deferred tax liabilities:
Other	(140)	(117)
Total deferred tax liabilities	(140)	(117)
Total deferred tax assets and liabilities, net	$—	$—

At December 31, 2015, the Company has net operating loss carryforwards for federal, state and foreign tax purposes of approximately $296.6 million, $233.9 million and $11 thousand respectively. At December 31, 2014, the Company has net operating loss carryforwards for federal and state purposes of approximately $192.6 million and $156.9 million, respectively. The federal losses begin to expire in 2020 and the state losses begin to expire in 2018. The Company’s federal and state net operating loss carryforwards include approximately $36.6 million of excess tax benefits related to deductions from the exercise of stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to additional paid-in capital. In addition, the Company has tax credit carryforwards for federal tax purposes of approximately $11.9 million as of December 31, 2015, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. Management has recorded a valuation allowance for all of the deferred tax assets due to the uncertainty of future taxable income.

The Company incorporated a subsidiary in the United Kingdom in 2014. However, the subsidiary has minimal activity which resulted in a net loss for the year ended December 31, 2015 and as such, has no undistributed earnings.

In general, if the Company experiences a greater than 50% aggregate change in ownership of certain significant stockholders over a three-year period (a Section 382 ownership change), utilization of its pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the net operating loss carryforwards before utilization and may be substantial. The ability of the Company to use its net operating loss carryforwards may be limited or lost if the Company experiences a Section 382 ownership change in connection with offerings or as a result of future changes in its stock ownership. Losses from a specific period may be subject to multiple limitations, and would generally be limited by the lowest of those limitations.

The Company has determined that a Section 382 ownership change occurred in 2002, and as such, losses incurred prior to that date are subject to an annual limitation of at least $64,000. Additionally, the Company has determined that a Section 382 ownership change occurred in 2007, and as such, losses incurred prior to that date are subject to an annual limitation of at least $762,000. The Company evaluated Section 382 ownership changes subsequent to 2007 through September 30, 2015 and concluded that a Section 382 ownership change occurred in 2013 as a result of the initial public offering. As such, losses incurred prior to that date are subject to an annual limitation of at least $6.7 million.

As of December 31, 2015 and 2014, the total unrecognized tax benefits were approximately $2.0 million and $1.0 million, respectively, and of this total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next twelve months. Furthermore, the Company does not expect any cash settlement with the taxing authorities as a result of these unrecognized tax benefits as the Company has sufficient unutilized carryforward attributes to offset the tax impact of these adjustments.

The Company has determined that there may be a future limitation on the Company’s ability to utilize its entire federal R&D credit carryover. Therefore, the Company recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2015 and 2014, as follows (in thousands):

Balance at December 31, 2013	$581
Increases related to 2014	425
Increases related to prior periods	—
Balance at December 31, 2014	1,006
Increases related to 2015	940
Increases related to prior periods	10
Balance at December 31, 2015	$1,956

The Company has determined that it had no other material uncertain tax benefits for the year ended December 31, 2015. As of January 1, 2016, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal and state income tax examinations for the tax years 2000 through 2015. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2015.

Note 9. Significant Agreements

The Regents of the University of California

In May 2002, the Company entered into a license agreement with The Regents of the University of California (UC) under which the Company obtained an exclusive, worldwide license to UC’s patent rights in certain inventions (the UC Patent Rights) related to lipid-conjugated antiviral compounds and their use, including certain patents relating to brincidofovir . The license agreement was amended in September 2002 in order to expand the scope of the license and again in December 2010 in order to modify certain financial terms. The agreement was amended a third time in September 2011 to add additional patents related to certain metabolically stable lipid-conjugate compounds. A fourth amendment was executed in July 2012 to alter the rights and obligations of the parties in light of the Company’s current business plans. As partial consideration for the rights granted to the Company under the license agreement, the Company is required to pay certain cash milestone payments in connection with the development and commercialization of compounds that are covered by the UC Patent Rights. In connection with the development and commercialization of brincidofovir and CMX157, the Company could be required to pay UC up to an aggregate of $3.4 million in milestone payments, assuming the achievement of all applicable milestone events under the license agreement.

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

As a result of meeting certain milestones and sublicense fees related to this license agreement, the Company recognized expenses of $0.06 million for the year ended December 31, 2014.

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

The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $17 million and $13 million in expense reimbursement and fees, respectively. The second option segment is expected to end on June 30, 2016 and the third option segment is scheduled to end on October 31, 2016. As of December 31, 2015, the Company has recognized revenue in aggregate of $46.0 million with respect to the base performance segment and the first three extension periods.

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

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. The Company recorded this amount as a long-term investment and deferred revenue, which is included in accrued liabilities in the Consolidated Balance Sheets. Upon completion of the transfer of the IND and technical know-how related to CMX157 in April 2015, the Company recognized the $1.5 million upfront payment as revenue. As of December 31, 2015, the fair value of the investment was $1.5 million.

Note 10. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2015 and 2014 are as follows (in thousands, except share and per share data):

	2015 Quarters
	Fourth	Third	Second	First
Total revenues	$3,110	$2,271	$4,143	$1,238
Operating loss	(38,223)	(32,748)	(24,951)	(22,329)
Net loss	(37,842)	(32,449)	(24,815)	(22,266)
Net loss per share, basic and diluted	$(0.82)	$(0.70)	$(0.59)	$(0.54)
Weighted-average shares outstanding, basic and diluted	46,151,384	46,059,112	42,079,716	41,220,989

	2014 Quarters
	Fourth	Third	Second	First
Total revenues	$1,156	$1,185	$919	$780
Operating loss	(20,226)	(16,860)	(11,596)	(10,184)
Net loss	(20,247)	(16,951)	(11,734)	(10,380)
Net loss per share, basic and diluted	$(0.52)	$(0.47)	$(0.39)	$(0.39)
Weighted-average shares outstanding, basic and diluted	39,128,297	35,845,792	30,111,380	26,762,264

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share calculations will not necessarily equal the annual per share calculation. Diluted weighted-average shares outstanding are identical to basic weighted-average shares outstanding and diluted net loss per share is identical to basic net loss per share for all quarters of 2015 and 2014.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2015, and events which occurred subsequently but were not recognized in the financial statements.

ITEM. 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2015, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In making the assessment of internal controls over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on the Company's internal control over financial reporting, a copy of which appears in Item 8 of this annual report.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2016 Annual Meeting of Stockholders (Proxy Statement), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

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

2. Financial Statement Schedules. No financial statement schedules are included because the information is either provided in the consolidated financial statements, is not required under the instructions or is immaterial, and such schedules, therefore have been omitted.

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

10.4+ (1)	Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice.
10.5+ (3)	Chimerix, Inc. 2013 Equity Incentive Plan, as amended.
10.6+ (1)	Chimerix, Inc. 2013 Employee Stock Purchase Plan.
10.7+ (10)	Chimerix, Inc. Non-Employee Director Compensation Policy.
10.8+ (10)	Chimerix, Inc. Officer Change in Control Severance Benefit Plan, as amended.
10.9+ (1)	Employment Offer Letter to Timothy W. Trost dated March 16, 2011.
10.10+ (1)	Employment Offer Letter to M. Michelle Berrey, M.D., M.P.H. dated November 7, 2012.
10.11+ (1)	Employment Offer Letter to Michael D. Rogers, Ph.D. dated March 4, 2013.
10.12+ (8)	Employment Offer Letter to Linda M. Richardson dated December 13, 2013
10.13 (4)	Employment Offer Letter to William Garret Nichols, M.D., M.S., dated August 19, 2014.
10.14+ (1)	Directorship Offer Letter to Ernest Mario, Ph.D. dated January 31, 2013.
10.15 (5)	Directorship Offer Letter to Lisa Ricciardi dated March 27, 2014.
10.16+ (14)	Directorship Offer Letter to James M. Daly dated June 6, 2014.
10.17+ (14)	Directorship Offer Letter to Catherine L. Gilliss dated June 13, 2014.
10.18+ (14)	Directorship Offer Letter to Patrick Machado dated May 30, 2014.
10.19+ (14)	Directorship Offer Letter to Ronald C. Renaud, Jr. dated December 12, 2014.
10.20 (1)	Office Lease by and between the Registrant and ACP 2505 Meridian LLC dated September 1, 2007, as amended.
10.21 (7)	Lease Agreement by and between the Registrant and Northwood RTC LLC dated March 10, 2014.
10.22 (6)	Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.

10.23 (11)	Sixth Amendment to Office Lease dated April 28, 2015 by and between the Registrant and IVC Meridian TT O, LLC.
10.24* (1)	Contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.
10.25* (9)
Contract modification No. 14, dated May 30, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.26* (10)
Contract modification No. 15, dated August 28, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.27* (10)
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

10.29 (14)
Contract modification No. 18, dated May 6, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.30* (6)
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

10.32* (14)
Contract modification No. 21, dated November 7, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.33 (14)
Contract modification No. 22, dated December 11, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.34 (14)
Contract modification No. 23, dated December 22, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.35 (14)
Contract modification No. 24, dated February 19, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.36 (11)
Contract modification No. 25, dated March 26, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.37 (12)
Contract modification No. 26, dated June 18, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.38 (12)
Contract modification No. 27, dated July 14, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.39* (13)
Contract modification No. 28, dated September 1, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.40* (13)
Contract modification No. 29, dated September 11, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.41**
Contract modification No. 30, dated November 12, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.42* (1)	License Agreement by and between the Registrant and The Regents of the University of California dated May 13, 2002, as amended.
10.43 (1)	Loan and Security Agreement by and among the Registrant, Midcap Financial SBIC, LP and Silicon Valley Bank dated January 27, 2012, as amended.

10.44 (10)
First Loan Modification Agreement, dated December 18, 2013, to the Loan and Security Agreement by and among the Registrant, Midcap Financial SBIC, LP and Silicon Valley Bank dated January 27, 2012, as amended.

10.45 (5)	Severance Agreement and Release by and between the Registrant and Kenneth I. Moch dated May 5, 2014.
10.46 (6)	Amendment No. 1 to Severance Agreement and Release by and between the Registrant and Kenneth I. Moch dated July 1, 2014.
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.
(2)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on October 29, 2014.
(3)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 23, 2014.
(4)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on September 4, 2014.
(5)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2014.
(6)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2014.
(7)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on March 14, 2014.
(8)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on December 18, 2013.
(9)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 14, 2013.
(10)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 7, 2014.
(11)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 11, 2015.
(12)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 6, 2015.
(13)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 5, 2015.
(14)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 6, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimerix, Inc.

Date:	February 29, 2016	By:	/s/ M. Michelle Berrey
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

Signature	Title	Date

/s/ M. Michelle Berrey	President, Chief Executive Officer and Director	February 29, 2016
M. Michelle Berrey, MD, MPH	(Principal Executive Officer)

/s/ Timothy W. Trost	Senior Vice President, Chief Financial Officer	February 29, 2016
Timothy W. Trost	and Corporate Secretary
(Principal Financial and Accounting Officer)

/s/ Ernest Mario
Ernest Mario, PhD	Chairman of the Board of Directors	February 29, 2016

/s/ James M. Daly
James M. Daly	Member of the Board of Directors	February 29, 2016

/s/ Martha J. Demski
Martha J. Demski	Member of the Board of Directors	February 29, 2016

/s/ Catherine L. Gilliss
Catherine L. Gilliss, PhD, RN, FAAN	Member of the Board of Directors	February 29, 2016

/s/ John M. Leonard
John M. Leonard, MD	Member of the Board of Directors	February 29, 2016

/s/ C. Patrick Machado
C. Patrick Machado	Member of the Board of Directors	February 29, 2016

/s/ James Niedel
James Niedel, MD, PhD	Member of the Board of Directors	February 29, 2016

/s/ Ronald C. Renaud. Jr
Ronald C. Renaud, Jr	Member of the Board of Directors	February 29, 2016

/s/ Lisa Ricciardi
Lisa Ricciardi	Member of the Board of Directors	February 29, 2016

/s/ Timothy J. Wollaeger
Timothy J. Wollaeger	Member of the Board of Directors	February 29, 2016