Form 10-Q
period 2016-03-31
CHIMERIX INC
filed 2016-05-09
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 46,213,134.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$27,503	$20,605
Short-term investments, available-for-sale	235,832	199,729
Accounts receivable	566	2,432
Prepaid expenses and other current assets	4,904	6,071
Total current assets	268,805	228,837
Long-term investments	52,363	124,040
Property and equipment, net of accumulated depreciation	3,006	3,045
Other long-term assets	64	70
Total assets	$324,238	$355,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,568	$10,458
Accrued liabilities	6,638	9,721
Total current liabilities	10,206	20,179
Deferred rent	331	354
Total liabilities	10,537	20,533

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2016 and December 31, 2015; 46,210,768 and 46,162,525 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	46	46
Additional paid-in capital	679,672	675,591
Accumulated other comprehensive loss, net	(343)	(764)
Accumulated deficit	(365,674)	(339,414)
Total stockholders’ equity	313,701	335,459
Total liabilities and stockholders’ equity	$324,238	$355,992

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Contract revenue	$1,228	$1,238
Operating expenses:
Research and development	20,936	17,444
General and administrative	6,924	6,123
Total operating expenses	27,860	23,567
Loss from operations	(26,632)	(22,329)
Other income (expense):
Interest income, net	372	63
Net loss	(26,260)	(22,266)
Other comprehensive loss:
Unrealized gain on investments, net	421	625
Comprehensive loss	$(25,839)	$(21,641)
Per share information:
Net loss, basic and diluted	$(0.57)	$(0.54)
Weighted-average shares outstanding, basic and diluted	46,184,134	41,220,989

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(26,260)	$(22,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	267	114
Amortization of debt costs	—	26
Amortization of premium/discount on investments	397	425
Share-based compensation	3,915	2,402
Amortization of deferred lease obligations	(12)	(12)
Loss on disposition of assets	4	—
Changes in operating assets and liabilities:
Accounts receivable	1,879	(871)
Prepaid expenses and other assets	1,160	832
Accounts payable and accrued liabilities	(9,985)	511
Net cash used in operating activities	(28,635)	(18,839)

Cash flows from investing activities:
Purchases of property and equipment	(232)	(133)
Purchases of short-term investments	—	(26,709)
Purchases of long-term investments	—	(65,232)
Sales of short-term investments	—	1,003
Maturities of short-term investments	35,599	36,352
Net cash provided by (used in) investing activities	35,367	(54,719)

Cash flows from financing activities:
Proceeds from exercise of stock options	133	665
Proceeds from employee stock purchase plan stock purchases	33	461
Proceeds from exercise of warrants	—	1,000
Repayment of debt	—	(1,425)
Net cash provided by financing activities	166	701
Net increase (decrease) in cash and cash equivalents	6,898	(72,857)
Cash and cash equivalents:
Beginning of period	20,605	128,462
End of period	$27,503	$55,605

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$70

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company dedicated to developing novel antivirals to address unmet medical needs. The Company was founded in 2000 based on the promise of its proprietary lipid technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. Based on the Company’s lipid conjugate technology, its lead compound, brincidofovir, is in clinical development. In addition, the Company has an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates hierarchy disclosures and, based on various factors, it is possible that an asset or liability may be classified differently from period to period. However, the Company expects that changes in classification between levels will be rare. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016. There were no transfers to or from Level 3 during the three months ended March 31, 2016.

At March 31, 2016 and December 31, 2015, the Company had cash equivalents, consisting of money market accounts, and short-term and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At March 31, 2016 and December 31, 2015, the Company had cash equivalents, short-term investments and long-term investments comprised of commercial paper and brokered certificates of deposit for which quoted prices are not available that are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

In December 2014, the Company entered into a license agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) (ContraVir) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157. In exchange for the license to CMX157 rights, the Company received an upfront payment consisting of ContraVir Series B Convertible Preferred Stock. The Company’s preferred stock investment in ContraVir is categorized as Level 3 as there are significant unobservable inputs. The valuation of the investment at March 31, 2016 and December 31, 2015 was calculated on an as if converted to common share basis with a discount for lack of marketability applied due to the 18 month restriction from the date of the investment on selling the converted common shares. An option pricing model was used to determine the discount for lack of marketability of 10% at December 31, 2015 The key unobservable inputs used in the option pricing model at December 31, 2015 were (i) exercise price - $1.54, (ii) dividend yield - 0%, (iii) expected holding period - 0.46 years, (iv) risk-free rate - 0.44%, and (v) volatility - 75%. The valuation at March 31, 2016 was determined with a discount for lack of marketability of 5%, based on the change in expected holding period. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its market value. The Company does not intend to sell, and is not more likely than not to be required to sell, its preferred stock investment in ContraVir Pharmaceuticals before recovery of its market value. The change in valuation of the preferred stock for the three months ended March 31, 2016, primarily based on a decrease in the fair value of ContraVir common shares, was recorded as a reduction to unrealized gain on investments, net in the Consolidated Statements of Operations and Comprehensive Loss. A significant change in unobservable inputs would not result in a significant impact to the fair value of the Company's investment in ContraVir preferred stock.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	March 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$20,164	$20,164	$—	$—
Commercial paper	3,995	—	3,995	—
Total cash equivalents	24,159	20,164	3,995	—
Short-term investments
Certificates of deposit	22,340	—	22,340	—
U.S. Treasury securities	212,256	212,256	—	—
Preferred stock of U.S. corporation	1,236	—	—	1,236
Total short-term investments	235,832	212,256	22,340	1,236
Long-term investments
Certificates of deposit	4,806	—	4,806	—
U.S. Treasury securities	47,557	47,557	—	—
Total long-term investments	52,363	47,557	4,806	—
Total assets	$312,354	$279,977	$31,141	$1,236

	Fair Value Measurements
	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$19,795	$19,795	$—	$—
Total cash equivalents	19,795	19,795	—	—
Short-term investments
Certificates of deposit	23,030	—	23,030	—
U.S. Treasury securities	175,214	175,214	—	—
Preferred stock of U.S. corporation	1,485	—	—	1,485
Total short-term investments	199,729	175,214	23,030	1,485
Long-term investments
Certificates of deposit	7,668	—	7,668	—
U.S. Treasury securities	116,372	116,372	—	—
Total long-term investments	124,040	116,372	7,668	—
Total assets	$343,564	$311,381	$30,698	$1,485

Below is a table that presents a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements (Level 3)
Preferred stock of U.S. corporation:
Fair value at December 31, 2015	$1,485
Fair value decrease recorded in other comprehensive loss	(249)
Fair value at March 31, 2016	$1,236

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued compensation	$2,247	$2,939
Accrued research and development expenses	3,426	3,596
Other accrued liabilities	965	3,186
Total accrued liabilities	$6,638	$9,721

Revenue Recognition

The Company’s revenues generally consist of (i) contract and grant revenue – revenue generated under federal contracts and other awarded grants, and (ii) collaboration and licensing revenue – revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements. Revenue is recognized in accordance with the criteria outlined in the Securities and Exchange Commission (SEC)’s Topic 13 and Accounting Standards Codification (ASC) 605-25 and by the Financial Accounting Standards Board. Following these accounting pronouncements, revenue is recognized when all four of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery of the products and/or services has occurred and risk of loss has passed; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company recognizes revenue under government grants and contracts as qualifying research activities are conducted based on invoices received.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2016, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, employee stock purchase plan purchase rights and options to purchase common stock. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period and the potential dilutive effects of warrants and options to purchase common stock outstanding during the period calculated in accordance with the treasury stock method, and employee stock purchase plan purchase rights unless the effects of these potentially dilutive items are anti-dilutive. Because the effects of these potentially dilutive items are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three months ended March 31, 2016 and 2015.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of warrants to purchase common stock, employee stock purchase plan purchase rights and options to purchase common stock as the impacts of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 0.3 million and 1.4 million for the three months ended March 31, 2016 and 2015, respectively.

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The FASB has issued several updates to the standard which (1) defer the original effective date to annual periods and interim periods within those annual periods beginning after December 15, 2017, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); (2) clarify the application of the principal versus agent guidance (ASU 2016-08); and (3) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). The Company is currently analyzing the impact of the adoption of ASU No. 2014-09 on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10)-Recognition and Measurement of Financial Assets and Financial Liabilities.” The new standard enhances reporting for financial instruments. The ASU is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2017. Earlier adoption is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Lease (Topic 842)”, which increases transparency and comparability among companies accounting for lease transactions.  The most significant change of this update with require the recognition of lease assets and liabilities on the balance sheet for operating lease arrangements with lease terms greater than 12 months for lessees.  This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date.  This ASU is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 18, 2018.  The Company is currently analyzing the impact of the adoption of ASU No. 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company is currently analyzing the impact of the adoption of ASU No. 2016-09 on its consolidated financial statements.

Impact of Recently Adopted Accounting Standards

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements.”  The amendments in ASU 2015-10 will clarify and correct some of the difference that arose between original guidance from FASB, EITF and other sources, and the translation into the new Codification. ASU 2015-10 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  ASU 2015-10 became effective for the Company beginning in the first quarter of 2016. The Company's adoption of ASU 2015-10 did not have a material impact on its consolidated financial statements.

Note 2. Investments

The following tables summarize the Company's short-term and long-term investments (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$27,125	$22	$(1)	$27,146
U.S. Treasury securities	259,868	27	(82)	259,813
Preferred stock of U.S. corporation	1,545	—	(309)	1,236
Total investments	$288,538	$49	$(392)	$288,195

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$30,724	$2	$(28)	$30,698
U.S. Treasury securities	292,264	—	(678)	291,586
Preferred stock of U.S. corporation	1,545	—	(60)	1,485
Total investments	$324,533	$2	$(766)	$323,769

The following tables summarize the Company's investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	March 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$3,359	$(1)	$—	$—	$3,359	$(1)
U.S. Treasury securities	166,205	(82)	—	—	166,205	(82)
Preferred stock of U.S. corporation	1,236	(309)	—	—	1,236	(309)
Total	$170,800	$(392)	$—	$—	$170,800	$(392)
Number of securities with unrealized losses		57		—		57

	December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$24,450	$(28)	$—	$—	$24,450	$(28)
U.S. Treasury securities	291,586	(678)	—	—	291,586	(678)
Preferred stock of U.S. corporation	1,485	(60)	—	—	1,485	(60)
Total	$317,521	$(766)	$—	$—	$317,521	$(766)
Number of securities with unrealized losses		180		—		180

The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company does not intend to sell, and is not more likely than not to be required to sell, the available-for-sale securities in an unrealized loss position before recovery of the amortized cost bases of the securities, which may be maturity. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the three months ended March 31, 2016 and 2015. The Company recognizes interest income on an accrual basis in interest income, net in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at March 31, 2016 (in thousands):

Maturing in one year or less	$234,596
Maturing after one year through two years	52,363
Total debt investments	286,959
Preferred stock of U.S. corporation	1,236
Total investments	$288,195

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from the Biomedical Advanced Research and Development Authority (BARDA), the primary source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement has been made as of March 31, 2016 and December 31, 2015.

Note 4. Equity Transactions and Share-based Compensation

Warrants

For the three months ended March 31, 2016, there were no exercises of warrants for the purchase of shares of the Company's common stock.

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2016, the common stock reserved for issuance under the 2013 Plan was automatically increased by 1.8 million shares. As of March 31, 2016, there was a total of 1.5 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 41,000 shares of common stock pursuant to the exercise of stock options for the three months ended March 31, 2016.

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. Initially, the ESPP authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b).  On January 1, 2016, the common stock reserved for issuance under the ESPP was automatically increased by an additional 0.4 million shares bringing the total number of shares of common stock that may be purchased under the ESPP to 1.8 million.

The Company has reserved a total of 1.8 million shares of common stock to be purchased under the ESPP, of which 1.7 million shares remained available for purchase as of March 31, 2016. The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 8,000 shares of common stock pursuant to the ESPP for the three months ended March 31, 2016. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Employee share-based compensation expense recognized related to stock options and the ESPP is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development expense	$1,579	$1,025
General and administrative expense	2,336	1,377
Total share-based compensation expense	$3,915	$2,402

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2016 as the Company incurred losses for the three months ended March 31, 2016 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2016. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

As of March 31, 2016, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 6. Significant Agreements

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

The Company did not recognize expenses under this agreement for the three months ended March 31, 2016 and 2015.

Biomedical Advanced Research and Development Authority

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. The contract has been amended several times. In May 2016, the contract was amended to extend the period of performance for the second option segment through September 15, 2016. In September 2015, the third option segment of the contract to provide approximately $13 million through October 31, 2016 was executed.

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

As of March 31, 2016, the Company had recognized revenue in aggregate of $47.2 million with respect to the base performance segment and the first three extension periods. The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $17 million and $13 million in expense reimbursement and fees, respectively. The second option segment is expected to end on September 15, 2016 and the third option segment is scheduled to end on October 31, 2016. For the three months ended March 31, 2016 and 2015, the Company recognized revenue under this contract of $1.2 million and $1.2 million, respectively.

ContraVir Pharmaceuticals

In December 2014, the Company entered into a license agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

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

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. The Company recorded this amount as a long-term investment and deferred revenue, which was included in accrued liabilities in the Consolidated Balance Sheets. Upon completion of the transfer of the investigational new drug and technical know-how related to CMX157, the Company recognized the upfront payment as revenue during the three months ended June 30, 2015. As of March 31, 2016 and December 31, 2015, the fair value of the investment was recorded as a short-term investment of $1.2 million and $1.5 million, respectively.

Note 7. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2016, and events which occurred subsequently but were not recognized in the financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on February 29, 2016. Past operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW

Chimerix, Inc. is a biopharmaceutical company dedicated to developing novel antivirals to address unmet medical needs. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. Based on our proprietary lipid conjugate technology, our lead compound, brincidofovir (BCV, CMX001), is in clinical development. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Recent Developments

Brincidofovir as a Treatment for Adenovirus Infections (AdVise)

In August 2015, we completed enrollment of the AdVise trial of brincidofovir as a treatment for serious adenovirus (AdV) infection. Pediatric and adult patients who have undergone allogeneic hematopoietic cell transplants (HCT) are at especially high risk for serious or fatal AdV infections due to profound immunodeficiency. Mortality rates of 50 to 80 percent have been reported in the literature for disseminated AdV disease. Rates of AdV infection with virus detected in the blood or other body fluids are higher in pediatric transplant recipients than in adults, and have resulted in many medical centers instituting screening protocols to detect AdV infection before the virus causes serious disease. There is currently no approved therapy for AdV infection, and although progression to disseminated disease in pediatric HCT recipients occurs in a small proportion of patients with AdV viremia, mortality rates for pediatric patients with confirmed AdV disease is greater than 50 percent in the first three months after diagnosis.

Pediatric and adult patients who were enrolled in the AdVise study were placed into Cohort A, B, or C based on their underlying immunodeficiency and extent of AdV disease:

▪	Cohort A - allogeneic HCT recipients with asymptomatic or limited AdV infection

▪	Cohort B - allogeneic HCT recipients with disseminated AdV disease

▪	Cohort C - autologous HCT recipients, solid organ transplant recipients, and other immunocompromised patients

All subjects enrolled in the AdVise trial received 12 weeks of open-label oral brincidofovir, and are followed for 24 weeks after completing treatment. Final data will include follow-up through week 36 (24 weeks after the last dose of BCV), and will be available in the second half of 2016.

Top-line results from the AdVise trial at week 24 include the following:

▪
BCV rapidly reduced AdV levels in the blood (viral load to a level below the limit of detection) in a majority of these highly immunocompromised patients, even in patients who had previously received cidofovir. Rapid reductions in AdV viral load were correlated with improved survival at day 90 and at week 24 following diagnosis in pediatric patients.

▪
Two-thirds of the subjects in AdVise Cohort B (disseminated AdV disease) were pediatric allogeneic HCT recipients. Pediatric subjects had a 32 percent all-cause mortality at day 90, and 42 percent all-cause mortality at week 24. There was a smaller group of adult allogeneic HCT recipients in Cohort B, and AdV diagnoses occurred in patients with less evidence of immune reconstitution (lower lymphocyte count) than in pediatric patients. In adults, all-cause mortality at day 90 was 57 percent and at week 24 was 71 percent.

▪
Importantly, treatment discontinuations due to gastrointestinal (GI) adverse effects were low (8 percent), particularly in pediatric subjects (4 percent). Treatment discontinuations due to graft-versus-host-disease (GVHD) were low in both pediatric and adult patients (3 percent each). The overall safety profile of brincidofovir was consistent with prior trials, including no apparent drug-related nephrotoxicity or myelosuppression.

▪
Despite a rigorous attempt to collect historic controls from the same medical centers as patients from AdVise, the baseline risk factors for the control patients as assessed by medical reviewers did not reflect the high-risk patients enrolled in AdVise and thus did not provide a valid comparison for outcomes. Controls were selected based upon age, transplant type, and presence or absence of disseminated AdV infection. However, other unmatched characteristics known to confer an increased risk of AdV-related mortality, such as confirmed end-organ AdV disease, low lymphocyte count, and GVHD, were less frequent in the matched controls. A meaningful difference in overall survival between AdVise and the historic controls was thus not observed.

▪
In the absence of a valid comparator cohort for the open-label data from AdVise, the company is planning a prospective, comparative trial of brincidofovir in AdV that will allow stratification of patients based on risk factors for outcomes. We plan to meet with the U.S. Food and Drug Administration (FDA) in the coming months to review data from the interim analyses of AdVise and to discuss the regulatory pathway for brincidofovir in AdV, including the design of a potential comparative trial. A similar review is also planned with European regulators.

Brincidofovir for the treatment of AdV continues to be available through the expanded access Study CMX001-351 (NCT 02596997) and through an Emergency IND or foreign equivalent, with approximately 100 patients treated to-date in 2016. The company is working closely with medical advisors to plan a prospective, comparative trial in patients with serious AdV infection. During 2016, we plan to finalize our revised development plan for brincidofovir with respect to IV and oral formulations for both CMV and adenovirus.

Brincidofovir for the Prevention of Cytomegalovirus (CMV)

Following a review of the results from our Phase 3 trial of brincidofovir for prevention of CMV in HCT recipients and discussion with the FDA in early 2016, we elected to close our SUSTAIN and SURPASS trials for prevention of CMV disease in kidney transplant recipients. The oral brincidofovir IND for CMV prevention is currently on a partial clinical hold, pending completion of additional analyses of the SUPPRESS data and subsequent submission to the FDA.

Named Patient Program and Expanded Access to Brincidofovir

CMX001-351. We have recently initiated Study CMX001-351 in the United States to provide treatment to patients with serious AdV infection or disease. We anticipate that approximately 300 patients will enrolled in this study. The number of patients that may participate in this expanded access protocol may be increased with the approval of the FDA in the event that enrollment progresses faster than projected.

Named Patient Program. Our global named patient program (NPP) provides for the use of brincidofovir, under circumstances in which there is no alternative treatment, in a single adult patient at high risk for developing life-threatening end organ disease with AdV or poxvirus infections.  The NPP includes requests for brincidofovir use in emergency investigational new drug applications (EINDs) in the United States.

Orphan Medicinal Product Designation granted from European Commission

In late April, the European Commission issued a positive decision for an orphan drug designation for brincidofovir for the prevention of cytomegalovirus disease. Companies that obtain orphan designation benefit from a number of incentives in the European Union, including scientific advice specific for designated orphan medicines and market exclusivity for 10 years with an additional two years for medicines that have complied with an agreed pediatric investigation plan.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from government grants and contracts and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at our discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $17 million and $13 million in expense reimbursement and fees, respectively. The second option segment is scheduled to end on September 15, 2016 and the third option segment is scheduled to end on October 31, 2016. As of March 31, 2016, we had recognized revenue in aggregate of $47.2 million with respect to the base performance segment and the first three extension periods. Under the BARDA contract, we recognized revenue of $1.2 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

In December 2014, we entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) . In exchange for the license to CMX157 rights, we received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, we are eligible to receive clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. We recognized the upfront license fee payment from ContraVir as deferred revenue for the year ended December 31, 2014, and during the second quarter of 2015 we completed our performance obligations and recorded $1.5 million in revenue.

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

From our inception through March 31, 2016, we have incurred approximately $317.2 million in research and development expenses, which predominately relates to our development of brincidofovir. These costs were largely related to the conduct of our clinical trials, including most recently our two clinical trials of brincidofovir, SUPPRESS and AdVise.

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

	Three Months Ended March 31,
	2016	2015
Direct research and development expenses	$12,272	$12,064
Research and development personnel costs	7,057	4,419
Indirect research and development expenses	1,607	961
Total research and development expenses	$20,936	$17,444

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

Brincidofovir

The majority of our research and development resources has been focused on completing our Phase 3 trial of brincidofovir for prevention of CMV in HCT recipients (SUPPRESS), our trial of brincidofovir as a treatment for AdV (AdVise), our Phase 3 SUSTAIN and SURPASS trials, and our other clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of brincidofovir for approval in the United States and equivalent health authority approval outside the United States.

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

Other Development

In addition to the costs associated with brincidofovir development, we have incurred research and development costs related to other programs including CMX669 and norovirus.  The majority of this work has been focused on preclinical development, early-stage chemistry, and manufacturing in preparation for the Phase 1 clinical testing.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, marketing, information technology, legal, human resources and administrative support functions, including share-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, cost of various consultants, director and officer liability insurance, occupancy costs and information systems. Historically pre-launch activities for brincidofovir have also been a significant portion of general and administrative expenses.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $3.9 million and $2.4 million was recognized in the three months ended March 31, 2016 and 2015, respectively. The share-based compensation expense recognized included expense for stock options and employee stock purchase plan purchase rights.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGEMENTS AND ESTIMATES

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. In addition, our reported financial condition and results of operations could vary if new accounting standards are enacted that are applicable to our business.

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016. There have been no material changes during the three months ended March 31, 2016 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015, together with the changes in those items (in thousands, except percentages):

	Three Months Ended March 31,		Dollar Change	% Change
	2016	2015	Increase/(Decrease)
Contract revenue	$1,228	$1,238	$(10)	(0.8)%
Operating expenses:
Research and development	20,936	17,444	3,492	20.0%
General and administrative	6,924	6,123	801	13.1%
Total operating expenses	27,860	23,567	4,293	18.2%
Loss from operations	(26,632)	(22,329)	(4,303)	19.3%
Other income (expense):
Interest income, net	372	63	309	490.5%
Net loss	$(26,260)	$(22,266)	$(3,994)	17.9%

Contract Revenue

For both quarterly periods presented, contract revenue was consistent at $1.2 million. Revenue during these periods related to reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the three months ended March 31, 2016, our research and development expenses increased to $20.9 million compared to $17.4 million for the three months ended March 31, 2015.  The increase of $3.5 million, or 20.0%, is primarily related to the following:

•
an increase in compensation and other employee related costs of $2.6 million, consisting of $1.1 million of severance related to our reduction of force in the first quarter of 2016, an increase of $1.0 million of compensation and benefits expense related to the addition of new employees over prior year and $0.5 million of share-based compensation;

•	an increase in clinical trial expenses of $1.8 million related to our Phase 3 SUSTAIN and SURPASS studies, offset by a $2.1 million reduction in expenses related to our Phase 3 SUPPRESS study; and

•	an increase of approximately $0.6 million for the development of our intravenous formulation and an increase of $0.5 million for our expanded access brincidofovir program.

General and Administrative Expenses

For the three months ended March 31, 2016, our general and administrative costs increased to $6.9 million compared to $6.1 million for the three months ended March 31, 2015. The increase of $0.8 million, or 13.1%, is primarily related to the following:

•
an increase in compensation and other employee related costs of $2.0 million, consisting of an increase of $1.0 million of share-based compensation, and $0.6 million of compensation and benefit expense related to the addition of new employees over prior year, and $0.4 million of severance related to our reduction of force in the first quarter of 2016; offset by

•	a decrease of $1.5 million of commercialization expense.

Interest Income (Expense), Net

For the three months ended March 31, 2016, our interest income, net increased to $0.4 million compared to $0.1 million for the three months ended March 31, 2015. The change of $0.3 million is attributable to a decrease in interest expense associated with the loan balance that was paid in full in October 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had capital available to fund operations of approximately $314.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of March 31, 2016, we had an accumulated deficit of $365.7 million. We anticipate that we will continue to incur losses for at least the next several years. In connection with the completion or closing of certain clinical trials for brincidofovir, we have seen a reduction in expenses. We believe that our existing cash, cash equivalents, short-term investments, and long-term investments will enable us to fund our current operating expenses and capital requirements for at least the next 12 months; however we anticipate that we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash sources and uses:
Net cash used in operating activities	$(28,635)	$(18,839)
Net cash provided by (used in) investing activities	35,367	(54,719)
Net cash provided by financing activities	166	701
Net increase (decrease) in cash and cash equivalents	$6,898	$(72,857)

Operating Activities

Net cash used in operating activities of $28.6 million for the three months ended March 31, 2016 was primarily the result of our $26.3 million net loss, partially offset by the add-back of non-cash expenses of $3.9 million for share-based compensation, $0.4 million of accretion on investments and $0.3 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease of $10.0 million in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable of $1.9 million related to work on the BARDA contract and a decrease in prepaid expenses and other current assets of $1.2 million primarily related to activities of our clinical trials. Net cash used in operating activities of $18.8 million for the three months ended March 31, 2015 was primarily the result of our $22.3 million net loss, partially offset by the add-back of non-cash expenses of $2.4 million for share-based compensation and $0.4 million of accretion on investments. The change in operating assets and liabilities includes an increase in accounts receivable of $0.9 million related to work on the BARDA contract offset by a decrease in prepaid expenses and other current assets of $0.8 million primarily related to activities of our clinical trials and an increase of $0.5 million in accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities of $35.4 million for the three months ended March 31, 2016 was primarily the result of the maturities of $35.6 million in short-term investments. Net cash used in investing activities of $54.7 million for the three months ended March 31, 2015 was primarily the result of the purchase of $65.2 million in long-term investments and the purchase of $26.7 million in short-term investments, partially offset by the maturities of $36.4 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2016 was primarily the result of $0.2 million in proceeds from the exercise stock options and stock purchases through our ESPP. Net cash provided by financing activities of $0.7 million for the three months ended March 31, 2015 was primarily the result of $2.1 million in proceeds from the exercise of warrants, stock options and stock purchases through our ESPP, partially offset by $1.4 million in debt repayment.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed by us with the SEC on February 29, 2016.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three months ended March 31, 2016 or 2015.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2016, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.        RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016.

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $26.3 million and $22.3 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of approximately $365.7 million.

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

•	obtaining favorable results for and advancing the development of brincidofovir, including successfully completing clinical development;

•	obtaining United States and foreign regulatory approval for brincidofovir;

•	launching and commercializing brincidofovir, including establishing a sales force and/or collaborating with third party providers of sales organizations;

•	achieving broad market acceptance of brincidofovir in the medical community and with third-party payers;

•	delivering a competitive value proposition compared to established competition and/or competitors who will enter the market before or after any of our product candidates, including brincidofovir; and

•	generating, licensing or otherwise acquiring a pipeline of product candidates which progress to clinical development, regulatory approval, and commercialization.

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

We are undertaking a review of our overall development plan for brincidofovir. In connection with this review we elected to close the SUSTAIN and SURPASS trials of brincidofovir in kidney transplant recipients. The brincidofovir IND for CMV prevention is currently on a partial clinical hold, pending completion of additional analyses of the SUPPRESS data and their submission to FDA. We anticipate that we will need to initiate one or more additional clinical trials in order to attain FDA and/or foreign regulatory approval of brincidofovir. For example, in light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when interim results from our AdVise trial were compared to data from Study 305, our historical matched control study, the FDA is likely to require us to conduct one or more additional prospective, controlled trials of brincidofovir in AdV. Given the limitations we have observed with the historical control data we have collected for AdVise to date, we do not anticipate that the final results of the AdVise trial when matched to historical controls will show a significant mortality benefit. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs that will result from any additional trials.

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

We may not realize the expected benefits of our cost-saving initiatives.*

Reducing costs is a key element of our current business strategy. In early 2016, as a consequence of the failure of SUPPRESS, our Phase 3 pivotal trial of brincidofovir for the prevention of CMV in HCT to meet its primary endpoint, we initiated a reduction to our workforce. Personnel reductions were initiated across our entire organization that have resulted in a remaining workforce of approximately 99 full-time employees. The principal objective of the reduction in workforce was to enable us to focus our financial resources on the continued clinical development of brincidofovir.

We recorded an aggregate charge related to one-time termination benefits of approximately $1.4 million in the first quarter of 2016. If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. Either of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

 Risks Related To Clinical Development and Regulatory Approval

We depend on the success of our lead product candidate, brincidofovir, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, brincidofovir. In December 2015, we announced that in the SUPPRESS trial, brincidofovir did not prevent clinically significant CMV infection through Week 24 after transplant to a greater extent than occurred on placebo, the primary endpoint of the trial. In addition, the mortality rate for patients who had been randomized to receive brincidofovir increased in the off-treatment period such that the overall mortality for brincidofovir and for placebo were not statistically different, but numerically higher for the patients who were randomized to receive brincidofovir.

Our AdVise study of brincidofovir for the treatment of AdV infection in allogeneic HCT recipients and other immunocompromised individuals has completed enrollment. We are currently conducting Study 305 to obtain clinical outcomes data in patients considered matched controls from the same medical centers as AdVise participants. We will continue to prepare data from the AdVise trial and the historical matched controls to review with the FDA to determine the regulatory pathway for the treatment of adenovirus. However, in light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when interim results from our AdVise trial were compared to data from Study 305, our historical matched control study, the FDA is likely to require us to conduct one or more additional prospective, controlled trials of brincidofovir in AdV.

Following a review of results from the SUPPRESS trial and discussion with the FDA regarding our clinical development plan for brincidofovir, we have elected to close the Phase 3 SUSTAIN and SURPASS trials. The brincidofovir IND for CMV prevention is currently on a partial clinical hold, pending completion of additional analyses of the SUPPRESS data and their submission to FDA.

There is no guarantee that our current or future clinical trials, including any Phase 3 trials, will be approved by regulators, and no guarantee that they will be completed or, if completed, will be successful, or if successful, will result in an approval for the sale of any of our product candidates. The success of brincidofovir will depend on several factors, including the following:

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

In light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when interim results from our AdVise trial were compared to data from Study 305, our historical matched control study, the FDA is likely to require us to conduct further controlled studies of brincidofovir in AdV. We may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before reconsideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

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

For example, results from our Phase 3 SUPPRESS and open-label AdVise trials of brincidofovir will likely cause the FDA to require that we repeat or conduct additional clinical studies, and the FDA may not approve the additional clinical studies we design and/or submit. We do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates, including brincidofovir. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including brincidofovir, may be adversely impacted.

We are developing brincidofovir to treat patients who are extremely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if they are not shown to be related to brincidofovir.*

It is our intention to further develop our lead product candidate, brincidofovir, for the treatment of AdV infection through clinical trials, such as AdVise, and for the prevention or treatment of other DNA viral infections. Many of these patients receive an HCT as a potential cure or remission for many cancers and genetic disorders. For example, patients that were enrolled in AdVise were often extremely sick and had a high likelihood of experiencing adverse outcomes as a result of their infection. To prepare for an HCT, patients receive a pre-transplant conditioning regimen, which involves high-dose chemotherapy and may also include radiation therapy. The conditioning regimen suppresses the patient's immune system in order to prevent it from attacking the new bone marrow.

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

Events which may result in a delay or unsuccessful completion of clinical trials, including our Phase 3 clinical trials for brincidofovir, include:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in obtaining, or failure to obtain, regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA and foreign health authorities on final trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays caused by disagreements with existing CROs and/or clinical trial sites;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required institutional review board approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	delays caused by subjects dropping out of a trial due to side effects or otherwise;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	agency or judicial enforcement actions against us;

•	time required to add new clinical sites; and

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

We rely on limited sources of supply for the drug component for our lead product candidate, brincidofovir, and any disruption in the chain of supply may cause delay in developing and commercializing brincidofovir.*

Manufacturing of drug components is subject to certain FDA and comparable foreign qualifications with respect to manufacturing standards. We are currently validating the drug substance manufacturing process at our selected contractor that will produce the commercial supply of drug substance and have selected a commercial tablet and a suspension manufacturer to optimize tablet and suspension formulation production to meet forecasted commercial demand. There can be no assurance that such transfer will be successful. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors with the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of brincidofovir. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production.

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

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization of brincidofovir.*

We have validated processes for drug substance and drug product production for brincidofovir at scales that are well in excess of our anticipated commercial scale. We are currently revalidating our drug substance process, and will begin revalidating our drug product process, using our current commercial processes at our intended commercial scale with our intended commercial manufacturers.

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

Based on market research, competing products that are currently used to treat AdV and/or CMV include and are not limited to:

•	Vistide® (cidofovir for injection), marketed by Gilead Sciences, Inc. and generic manufacturers;

•	oral and intravenous ganciclovir, a drug that is sold by generic manufacturers;

•	Valcyte® (valganciclovir), a prodrug of ganciclovir that is marketed by Genentech, Inc. and generic manufacturers;

•	foscarnet sodium for injection available through generic manufacturers; and

•	acyclovir, a drug that is sold by generic manufacturers, and patient-specific T-cell therapies.

Other product candidates currently in development may compete against brincidofovir for the prevention or mitigation of AdV and/or CMV infection in a variety of settings, including:

•	letermovir, an anti-CMV drug being developed pursuant to an exclusive worldwide license agreement between AiCuris GmbH & Co. KG and Merck;

•	maribavir (SHP620) from Shire for CMV infections in transplant patients;

•	ASP0113 (TransVax), a CMV prevention vaccine, licensed to Astellas Pharma Inc. from Vical Incorporated and in development by Astellas and Vical; and

•	patient-specific T-cell therapies directed at antigens of CMV and other dsDNA viruses, including AdV.

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

We will face competition from other drugs currently approved or that will be approved in the future for the same indications. Therefore, our ability to compete successfully will depend largely on our ability to:

•	discover and develop medicines that are superior to other products in the market;

•	demonstrate through our clinical trials that our product candidates, including brincidofovir, are differentiated from existing and future therapies;

•	evaluate new potential indications across the lifecycle of brincidofovir;

•	attract qualified scientific, product development and commercial personnel;

•	obtain and successfully defend and enforce patent and/or other proprietary protection for our medicines and technologies;

•	obtain required regulatory approvals;

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines;

•	deliver a competitive value proposition compared to established competition and/or competitors who will enter the market before or after any of our product candidates, including brincidofovir; and

•	negotiate competitive pricing and reimbursement with third-party payers.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future revenues to support the development of brincidofovir for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.*

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second and third option segments of the contract which are scheduled to end in September 2016 and October 2016, respectively. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segment is completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

Before we can enter into the contract we must negotiate its terms, including the price and delivery schedule.  In addition, as a governmental agency, BARDA’s ability to enter into a contract is subject to continued funding for this purpose, which can change at any time. In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response.   We understand that BARDA had intended to make a contract award on or prior to September 30, 2015, the end of the U.S. government's fiscal year, but the contract award was postponed due to a delay in Congressional approval for the necessary appropriations.  The recent approval of a federal budget for fiscal year 2016 may allow negotiations to resume with respect to the RFP. However, reprioritization in BARDA's budget is likely to result in negotiations being delayed until the second half of 2016, at the earliest.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that occurred in December 2015, a large percentage of the options held by our employees are underwater.  As of March 31, 2016, greater than 90% of all outstanding options had an exercise price below the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If the value of the issued stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of March 31, 2016, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 49.8% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not issue any unregistered shares of its common stock or other securities during the period covered by this Quarterly Report on Form 10-Q.

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

10.1*
Contract modification No. 31, dated April 8, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.2*
Contract modification No. 32, dated May 5, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

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

CHIMERIX, INC.

May 9, 2016	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, MD, MPH
President and Chief Executive Officer

May 9, 2016	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary