Form 10-Q
period 2016-06-30
CHIMERIX INC
filed 2016-08-08
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 46,214,895.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$32,060	$20,605
Short-term investments, available-for-sale	240,755	199,729
Accounts receivable	313	2,432
Prepaid expenses and other current assets	4,761	6,071
Total current assets	277,889	228,837
Long-term investments	29,802	124,040
Property and equipment, net of accumulated depreciation	3,020	3,045
Other long-term assets	93	70
Total assets	$310,804	$355,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,217	$10,458
Accrued liabilities	6,311	9,721
Total current liabilities	10,528	20,179
Deferred rent	306	354
Total liabilities	10,834	20,533

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2016 and December 31, 2015; 46,214,895 and 46,162,525 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	46	46
Additional paid-in capital	684,015	675,591
Accumulated other comprehensive loss, net	(269)	(764)
Accumulated deficit	(383,822)	(339,414)
Total stockholders’ equity	299,970	335,459
Total liabilities and stockholders’ equity	$310,804	$355,992

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Contract revenue	$1,841	$2,598	$3,069	$3,833
Collaboration and licensing revenue	—	1,545	—	1,548
Total revenues	1,841	4,143	3,069	5,381
Operating expenses:
Research and development	13,759	21,860	34,695	39,365
General and administrative	6,607	7,234	13,531	13,295
Total operating expenses	20,366	29,094	48,226	52,660
Loss from operations	(18,525)	(24,951)	(45,157)	(47,279)
Interest income, net	377	136	749	199
Net loss	(18,148)	(24,815)	(44,408)	(47,080)
Other comprehensive loss:
Unrealized gain on investments, net	75	1,144	496	1,769
Comprehensive loss	$(18,073)	$(23,671)	$(43,912)	$(45,311)
Per share information:
Net loss, basic and diluted	$(0.39)	$(0.59)	$(0.96)	$(1.13)
Weighted-average shares outstanding, basic and diluted	46,214,086	42,079,716	46,199,110	41,614,494

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(44,408)	$(47,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	525	264
Amortization of debt costs	—	49
Amortization of premium/discount on investments	747	783
Share-based compensation	8,239	5,203
Amortization of deferred lease obligations	(33)	(15)
Loss on disposition of assets	4	—
Changes in operating assets and liabilities:
Accounts receivable	2,134	(2,205)
Prepaid expenses and other assets	1,272	(5,828)
Accounts payable and accrued liabilities	(9,667)	6,972
Net cash used in operating activities	(41,187)	(41,857)

Cash flows from investing activities:
Purchases of property and equipment	(504)	(950)
Purchases of short-term investments	—	(33,669)
Purchases of long-term investments	(26,818)	(147,086)
Proceeds from sales of short-term investments	—	1,003
Proceeds from maturities of short-term investments	79,779	60,005
Net cash provided by (used in) investing activities	52,457	(120,697)

Cash flows from financing activities:
Proceeds from exercise of stock options	152	1,445
Proceeds from employee stock purchase plan stock purchases	33	461
Proceeds from exercise of warrants	—	1,000
Proceeds from public offering, net of offering costs	—	161,880
Repayment of debt	—	(2,850)
Payments for deferred financing costs	—	(68)
Net cash provided by financing activities	185	161,868
Net increase (decrease) in cash and cash equivalents	11,455	(686)
Cash and cash equivalents:
Beginning of period	20,605	128,462
End of period	$32,060	$127,776

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$132

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company dedicated to developing novel antivirals to address unmet medical needs. The Company was founded in 2000 based on the promise of its proprietary lipid technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. Based on the Company’s lipid conjugate technology, its lead compound, brincidofovir, is in clinical development for the treatment and prevention of adenovirus (AdV), cytomegalovirus (CMV) and smallpox. In addition, the Company has an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates hierarchy disclosures and, based on various factors, it is possible that an asset or liability may be classified differently from period to period. However, the Company expects that changes in classification between levels will be rare. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2016. During the six months ended June 30, 2016, the Company's preferred stock investment in ContraVir Pharmaceuticals (NASDAQ: CTRV) (ContraVir) was transferred from Level 3 to Level 2. See below for further discussion.

At June 30, 2016 and December 31, 2015, the Company had cash equivalents, consisting of money market accounts, and short-term and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At June 30, 2016 the Company had cash equivalents consisting of commercial paper and at June 30, 2016 and December 31, 2015, the Company had short-term investments and long-term investments consisting of brokered certificates of deposit, for which quoted prices are not available that are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

In December 2014, the Company entered into a license agreement with ContraVir for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157. In exchange for the license to CMX157 rights, the Company received an upfront payment consisting of ContraVir Series B Convertible Preferred Stock. At December 31, 2015, the Company’s preferred stock investment in ContraVir was categorized as Level 3 as there were significant unobservable inputs. The valuation of the investment at December 31, 2015 was calculated on an as if converted to common share basis with a discount for lack of marketability applied due to the 18 month restriction from the date of the investment on selling the converted common shares, which ended on June 17, 2016. An option pricing model was used to determine the discount for lack of marketability of 10% at December 31, 2015. The key unobservable inputs used in the option pricing model at December 31, 2015 were (i) exercise price - $1.54, (ii) dividend yield - 0%, (iii) expected holding period - 0.46 years, (iv) risk-free rate - 0.44%, and (v) volatility - 75%. The valuation at June 30, 2016 was calculated on an as if converted to common share basis based on the common share price of ContraVir. At June 30, 2016, the Company's preferred stock investment in ContraVir was categorized as Level 2 as it was based on quoted prices for similar assets. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its market value. The Company does not currently intend to sell, and is not more likely than not to be required to sell, its preferred stock investment in ContraVir Pharmaceuticals before recovery of its market value. The change in valuation of the preferred stock for the three and six months ended June 30, 2016, primarily based on a decrease in the fair value of ContraVir common shares, was recorded as a reduction to unrealized gain on investments, net in the Consolidated Statements of Operations and Comprehensive Loss.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$22,996	$22,996	$—	$—
Commercial paper	7,293	—	7,293	—
Total cash equivalents	30,289	22,996	7,293	—
Short-term investments
Certificates of deposit	18,504	—	18,504	—
U.S. Treasury securities	221,137	221,137	—	—
Preferred stock of U.S. corporation	1,114	—	1,114	—
Total short-term investments	240,755	221,137	19,618	—
Long-term investments
Certificates of deposit	964	—	964	—
U.S. Treasury securities	28,838	28,838	—	—
Total long-term investments	29,802	28,838	964	—
Total assets	$300,846	$272,971	$27,875	$—

	Fair Value Measurements
	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$19,795	$19,795	$—	$—
Total cash equivalents	19,795	19,795	—	—
Short-term investments
Certificates of deposit	23,030	—	23,030	—
U.S. Treasury securities	175,214	175,214	—	—
Preferred stock of U.S. corporation	1,485	—	—	1,485
Total short-term investments	199,729	175,214	23,030	1,485
Long-term investments
Certificates of deposit	7,668	—	7,668	—
U.S. Treasury securities	116,372	116,372	—	—
Total long-term investments	124,040	116,372	7,668	—
Total assets	$343,564	$311,381	$30,698	$1,485

Below is a table that presents a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at the beginning of the period (in thousands):

Fair Value Measurements (Level 3)
Preferred stock of U.S. corporation:
Fair value at December 31, 2015	$1,485
Fair value decrease recorded in other comprehensive loss	(371)
Fair value transferred to Level 2	(1,114)
Fair value at June 30, 2016	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued research and development expenses	$2,956	$3,596
Accrued compensation	2,373	2,939
Other accrued liabilities	982	3,186
Total accrued liabilities	$6,311	$9,721

Revenue Recognition

The Company’s revenues generally consist of (i) contract revenue – revenue generated under federal contracts, and (ii) collaboration and licensing revenue – revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements. Revenue is recognized in accordance with the criteria outlined in the Securities and Exchange Commission (SEC)’s Topic 13 and Accounting Standards Codification (ASC) 605-25 issued by the Financial Accounting Standards Board (FASB). Following these accounting pronouncements, revenue is recognized when all four of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery of the products and/or services has occurred and risk of loss has passed; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company recognizes revenue under government contracts as qualifying research activities are conducted based on invoices received.

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

Milestone payments are recognized when earned, provided that (i) the milestone event is substantive; (ii) there is no ongoing performance obligation related to the achievement of the milestone earned; and (iii) it would result in additional payments. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended and the other milestones in the arrangement; and the related risk associated with the achievement of the milestone. Contingent based event payments the Company may receive under a license or collaboration agreement will be recognized when received.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through June 30, 2016, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, employee stock purchase plan purchase rights, options to purchase common stock and restricted stock units. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period and the potential dilutive effects of warrants and options to purchase common stock outstanding during the period calculated in accordance with the treasury stock method, and employee stock purchase plan purchase rights unless the effects of these potentially dilutive items are anti-dilutive. Because the effects of these potentially dilutive items are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and six months ended June 30, 2016 and 2015.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of warrants to purchase common stock, employee stock purchase plan purchase rights and options to purchase common stock as the impacts of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 0.8 million and 1.2 million for the three months ended June 30, 2016 and 2015, respectively, and 0.6 million and 1.3 million for the six months ended June 30, 2016 and 2015, respectively.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The FASB has issued several updates to the standard which (1) defer the original effective date to annual periods and interim periods within those annual periods beginning after December 15, 2017, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); (2) clarify the application of the principal versus agent guidance (ASU 2016-08); and (3) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). The Company is currently analyzing the impact of the adoption of ASU No. 2014-09 on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which increases transparency and comparability among companies accounting for lease transactions.  The most significant change of this update will require the recognition of lease assets and liabilities on the balance sheet for lessees for operating lease arrangements with lease terms greater than 12 months.  This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date.  This ASU is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 18, 2018.  The Company is currently analyzing the impact of the adoption of ASU No. 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company is currently analyzing the impact of the adoption of ASU No. 2016-09 on its consolidated financial statements.

Impact of Recently Adopted Accounting Standards

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements.”  The amendments in ASU 2015-10 clarify and correct some of the differences that arose between original guidance from FASB, EITF and other sources, and the translation into the new Codification. ASU 2015-10 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  ASU 2015-10 became effective for the Company beginning in the first quarter of 2016. The Company's adoption of ASU 2015-10 did not have a material impact on its consolidated financial statements.

Note 2. Investments

The following tables summarize the Company's short-term and long-term investments (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$19,445	$23	$—	$19,468
U.S. Treasury securities	249,835	145	(5)	249,975
Preferred stock of U.S. corporation	1,545	—	(431)	1,114
Total investments	$270,825	$168	$(436)	$270,557

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$30,724	$2	$(28)	$30,698
U.S. Treasury securities	292,264	—	(678)	291,586
Preferred stock of U.S. corporation	1,545	—	(60)	1,485
Total investments	$324,533	$2	$(766)	$323,769

The following tables summarize the Company's investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	June 30, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$13,047	$(5)	$—	$—	$13,047	$(5)
Preferred stock of U.S. corporation	1,114	(431)	—	—	1,114	(431)
Total	$14,161	$(436)	$—	$—	$14,161	$(436)
Number of securities with unrealized losses		4		—		4

	December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$24,450	$(28)	$—	$—	$24,450	$(28)
U.S. Treasury securities	291,586	(678)	—	—	291,586	(678)
Preferred stock of U.S. corporation	1,485	(60)	—	—	1,485	(60)
Total	$317,521	$(766)	$—	$—	$317,521	$(766)
Number of securities with unrealized losses		180		—		180

The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company does not currently intend to sell, and is not more likely than not to be required to sell, the available-for-sale securities in an unrealized loss position before recovery of the amortized cost bases of the securities, which may be maturity. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the three and six months ended June 30, 2016 and 2015. The Company recognizes interest income on an accrual basis in interest income, net in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at June 30, 2016 (in thousands):

Maturing in one year or less	$239,641
Maturing after one year through two years	29,802
Total debt investments	269,443
Preferred stock of U.S. corporation	1,114
Total investments	$270,557

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.2 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from the Biomedical Advanced Research and Development Authority (BARDA), the sole source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement has been made as of June 30, 2016 and December 31, 2015.

Note 4. Equity Transactions and Share-based Compensation

Warrants

For the three and six months ended June 30, 2016, there were no exercises of warrants for the purchase of shares of the Company's common stock.

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2016, the common stock reserved for issuance under the 2013 Plan was automatically increased by 1.8 million shares. As of June 30, 2016, there was a total of 1.8 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 4,000 and 45,000 shares of common stock pursuant to the exercise of stock options for the three and six months ended June 30, 2016.

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

The Company has reserved a total of 1.8 million shares of common stock to be purchased under the ESPP, of which 1.7 million shares remained available for purchase as of June 30, 2016. The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued no shares of common stock pursuant to the ESPP for the three months ended June 30, 2016. The Company issued approximately 8,000 shares of common stock pursuant to the ESPP for the six months ended June 30, 2016. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

In May 2016, the Company issued restricted stock units (RSUs) to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued no shares of common stock pursuant to the vesting of RSUs for the three and six months ended June 30, 2016.

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. For the three and six months ended June 30, 2016 and 2015, there was no non-employee share-based compensation expense. Employee share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expense	$1,852	$1,202	$3,431	$2,226
General and administrative expense	2,472	1,599	4,808	2,977
Total share-based compensation expense	$4,324	$2,801	$8,239	$5,203

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2016 as the Company incurred losses for the six months ended June 30, 2016 and is forecasting additional losses through the 4th quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2016. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

As of June 30, 2016, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

The Company did not recognize expenses under this agreement for the three and six months ended June 30, 2016 and 2015.

Biomedical Advanced Research and Development Authority

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. The contract has been amended several times. In August 2016, the contract was amended to extend the period of performance for the second option segment through June 30, 2017. In September 2015, the third option segment of the contract to provide approximately $13 million through October 31, 2016 was executed.

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

As of June 30, 2016, the Company had recognized revenue in aggregate of $49.0 million with respect to the base performance segment and the first three extension periods. The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $17 million and $13 million in expense reimbursement and fees, respectively. The second option segment is scheduled to end on June 30, 2017 and the third option segment is scheduled to end on October 31, 2016. For the three months ended June 30, 2016 and 2015, the Company recognized revenue under this contract of $1.8 million and $2.6 million, respectively, and for the six months ended June 30, 2016 and 2015, the Company recognized revenue under this contract of $3.1 million and $3.8 million, respectively.

ContraVir Pharmaceuticals

In December 2014, the Company entered into a license agreement with ContraVir for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

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

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. The Company recorded this amount as a long-term investment and deferred revenue, which was included in accrued liabilities in the Consolidated Balance Sheets. Upon completion of the transfer of the investigational new drug and technical know-how related to CMX157, the Company recognized the upfront payment as revenue during the three months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, the fair value of the investment was recorded as a short-term investment of $1.1 million and $1.5 million, respectively.

Note 7. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2016, and events which occurred subsequently but were not recognized in the financial statements.

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

OVERVIEW

Chimerix, Inc. is a biopharmaceutical company dedicated to developing novel antivirals to address unmet medical needs. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. Based on our proprietary lipid conjugate technology, our lead compound, brincidofovir (BCV, CMX001), is in clinical development for the treatment and prevention of adenovirus (AdV), cytomegalovirus (CMV) and smallpox. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Recent Developments

Brincidofovir for Adenovirus

In May 2016, we provided topline results from an interim analysis of the AdVise study that showed a strong antiviral effect, correlated with overall survival, in patients treated with brincidofovir. Results of the AdVise study demonstrated the potent antiviral activity of brincidofovir in patients with life-threatening adenovirus infection, suppressing levels in the blood to undetectable in more than 80% of pediatric subjects. This effect was observed even among those whose immune system had not yet rebounded following their stem cell transplant. Rapid virologic response (99% decline or below the limit of detection at week 4) was correlated with improved survival to 24 weeks after initiation of brincidofovir in both adult and pediatric subjects with disseminated disease.

We are discussing the design of an additional comparative trial in patients with serious adenovirus infection to support a potential regulatory application, with the U.S. Food and Drug Administration (FDA) and European regulators, and will provide further guidance regarding trial initiation upon completion of the trial design.

Additional results from the AdVise study will be presented at IDWeek in New Orleans during the last week of October 2016.

Investigation of New Brincidofovir Formulations

We continue to advance the development of an intravenous (IV) formulation of brincidofovir and expect to initiate a first-in-human study during the second half of 2016 to establish target exposure levels and safety data. We plan to apply these data to develop IV brincidofovir as a potential candidate for the prevention of cytomegalovirus (CMV) and other viruses (AdV) after hematopoietic cell transplantation, and the treatment of BK virus and CMV after solid organ transplantation. Preclinical results to date have demonstrated the potential for IV brincidofovir to decrease the gastrointestinal side effects observed with orally-administered brincidofovir, when administered early after stem cell transplant.

We are also exploring other novel formulations to enable potential longer-term use in the solid organ transplant setting.

Brincidofovir for Smallpox

The development of brincidofovir for smallpox continues, in collaboration with BARDA. Following completion of the second animal efficacy study for oral brincidofovir for smallpox we plan to meet with the FDA to discuss any additional data that may be required for a regulatory decision for brincidofovir for the treatment of smallpox. The safety and tolerability of a short course of brincidofovir’s oral tablets as intended for use as a medical countermeasure in the event of a smallpox bioterror attack have been summarized and provided to regulators.

During 2015, we had been in advanced discussion with the Biomedical Advanced Research and Development Authority (BARDA) regarding a possible procurement of brincidofovir for the Strategic National Stockpile as a treatment for smallpox. Reprioritization in the BARDA budget is likely to result in negotiations being delayed until the U.S. government's 2017 fiscal year, at the earliest.

Orphan Medicinal Product Designation granted from European Commission

In July 2016, the European Commission formally designated brincidofovir as an orphan medicinal product for the treatment of AdV infection in immunocompromised patients. Companies that obtain orphan designation benefit from a number of incentives in the European Union, including scientific advice specific for designated orphan medicines and market exclusivity for 10 years with an additional two years for medicines that have complied with an agreed pediatric investigation plan.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from government grants and contracts and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at our discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $17 million and $13 million in expense reimbursement and fees, respectively. The second option segment is scheduled to end on June 30, 2017 and the third option segment is scheduled to end on October 31, 2016. As of June 30, 2016, we had recognized revenue in aggregate of $49.0 million with respect to the base performance segment and the first three extension periods. Under the BARDA contract, we recognized revenue of $1.8 million and $2.6 million for the three months ended June 30, 2016 and 2015, respectively, and we recognized revenue of $3.1 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively.

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

•
salaries and related overhead expenses, which include stock option, restricted stock units and employee stock purchase program compensation and benefits, for personnel in research and development functions;

•	payments to third-party manufacturers, which produce, test and package our drug substance and drug product (including continued testing of process validation and stability);

•	costs related to legal and compliance with regulatory requirements; and

•	license fees for and milestone payments related to licensed products and technologies.

From our inception through June 30, 2016, we have incurred approximately $330.9 million in research and development expenses, which predominately relates to our development of brincidofovir. These costs were largely related to the conduct of our clinical trials, including most recently our two clinical trials of brincidofovir, SUPPRESS and AdVise.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct research and development expenses	$7,425	$14,819	$19,697	$26,882
Research and development personnel costs	5,286	5,636	12,342	10,172
Indirect research and development expenses	1,048	1,405	2,656	2,311
Total research and development expenses	$13,759	$21,860	$34,695	$39,365

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

We have recently concluded our Phase 3 SUPPRESS trial and our AdVise study. In addition, we are closing our Phase 3 SUSTAIN and SURPASS trials. As a result, we expect our research and development expenses to temporarily trend lower. However, following finalization of our revised development plan in 2016, we expect to increase our research and development expenses.

In addition, pursuant to our contract with BARDA, we are evaluating brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and pharmacokinetics of brincidofovir in the animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and brincidofovir 100 mg tablets. During the first option segment of the contract, we performed additional confirmatory pharmacokinetic studies of brincidofovir in animals. In September 2014, we initiated performance under the second option segment of the contract with BARDA and performed the first pivotal animal efficacy study of brincidofovir. In September 2015, we initiated performance under the third option segment which focuses on brincidofovir chemistry, manufacturing and controls at large scale.

Other Development

In addition to the costs associated with brincidofovir development, we have incurred research and development costs related to other programs, including CMX669 (a novel compound with in vitro activity against BK virus and CMV) and norovirus.  The majority of this work has been focused on preclinical development, early-stage chemistry, and manufacturing in preparation for Phase 1 clinical testing. We have recently increased preclinical development and early-stage chemistry for CMX521 in preparation for candidate selection and IND-enabling activities for this molecule for the treatment of norovirus infection.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, commercial, information technology, legal, human resources and administrative support functions, including share-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, cost of various consultants, director and officer liability insurance, occupancy costs and information systems. Historically pre-launch activities for brincidofovir have also been a significant portion of general and administrative expenses.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $4.3 million and $2.8 million was recognized in the three months ended June 30, 2016 and 2015, respectively, and $8.2 million and $5.2 million was recognized in the six months ended June 30, 2016 and 2015, respectively. The share-based compensation expense recognized included expense for stock options, restricted stock units and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016. There have been no material changes during the six months ended June 30, 2016 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015, together with the changes in those items (in thousands, except percentages):

	Three Months Ended June 30,		Dollar Change	% Change
	2016	2015	Increase/(Decrease)
Revenues:
Contract revenue	$1,841	$2,598	$(757)	(29.1)%
Collaboration and licensing revenue	—	1,545	(1,545)	(100.0)%
Total revenues	1,841	4,143	(2,302)	(55.6)%
Operating expenses:
Research and development	13,759	21,860	(8,101)	(37.1)%
General and administrative	6,607	7,234	(627)	(8.7)%
Total operating expenses	20,366	29,094	(8,728)	(30.0)%
Loss from operations	(18,525)	(24,951)	6,426	(25.8)%
Interest income, net	377	136	241	177.2%
Net loss	$(18,148)	$(24,815)	$6,667	(26.9)%

Contract Revenue

For the three months ended June 30, 2016, total contract revenue decreased to $1.8 million compared to $2.6 million for the three months ended June 30, 2015. The decrease of $0.8 million, or 29.1% is related to a decrease in reimbursable expenses related to our contract with BARDA.

Collaboration and Licensing Revenue

For the three months ended June 30, 2015, total collaboration and licensing revenue was $1.5 million. During the second quarter of 2015, we completed our performance obligations related to an agreement with ContraVir Pharmaceuticals. We did not have collaboration and licensing revenue for the same period in 2016.

Research and Development Expenses

For the three months ended June 30, 2016, our research and development expenses decreased to $13.8 million compared to $21.9 million for the three months ended June 30, 2015.  The decrease of $8.1 million, or 37.1%, is primarily related to the following:

•
a decrease in clinical trial expenses of $6.3 million which is comprised of $5.8 million related to the completion of our Phase 3 SUPPRESS and AdVise trials and the closeout of our SUSTAIN and SURPASS trials offset by an increase of $0.4 million for our ongoing expanded access program;

•	a decrease of approximately $2.0 million related to manufacturing development of brincidofovir; offset by

•
an increase of approximately $1.1 million for work on the development of our brincidofovir intravenous (IV) formulation, and work on our other compounds (CMX669 and our candidate compound for norovirus).

General and Administrative Expenses

For the three months ended June 30, 2016, our general and administrative costs decreased to $6.6 million compared to $7.2 million for the three months ended June 30, 2015. The decrease of $0.6 million, or 8.7%, is primarily related to the following:

•	a decrease of $1.8 million of commercialization expense; offset by

•
an increase in compensation and other employee related costs of $1.1 million, consisting of an increase of $0.9 million of share-based compensation and $0.2 million of compensation and benefit expense.

Interest Income, Net

For the three months ended June 30, 2016, our interest income, net increased to $0.4 million compared to $0.1 million for the three months ended June 30, 2015. The change is attributable to interest earned on our cash and investments and a decrease in interest expense associated with the repayment of our loan in full in October 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015, together with the changes in those items (in thousands except percentages):

	Six Months Ended June 30,		Dollar Change	% Change
	2016	2015	Increase/(Decrease)
Revenues:
Contract revenue	$3,069	$3,833	$(764)	(19.9)%
Collaboration and licensing revenue	—	1,548	(1,548)	(100.0)%
Total revenues	3,069	5,381	(2,312)	(43.0)%
Operating expenses:
Research and development	34,695	39,365	(4,670)	(11.9)%
General and administrative	13,531	13,295	236	1.8%
Total operating expenses	48,226	52,660	(4,434)	(8.4)%
Loss from operations	(45,157)	(47,279)	2,122	(4.5)%
Interest income, net	749	199	550	276.4%
Net loss	$(44,408)	$(47,080)	$2,672	(5.7)%

Contract Revenue

For the six months ended June 30, 2016, total contract revenue decreased to $3.1 million compared to $3.8 million for the six months ended June 30, 2015. The decrease of $0.8 million, or 19.9%, is related to a decrease in reimbursable expenses related to our contract with BARDA.

Collaboration and Licensing Revenue

For the six months ended June 30, 2015, total collaboration and licensing revenue was $1.5 million. In December 2014, we entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals. During the first six months of 2015, we completed our performance obligations related to this agreement and recognized $1.5 million of collaboration and licensing revenue. We did not have collaboration and licensing revenue for the same period in 2016.

Research and Development Expenses

For the six months ended June 30, 2016, our research and development expenses decreased to $34.7 million compared to $39.4 million for the six months ended June 30, 2015.  The decrease of $4.7 million, or 11.9%, is primarily related to the following:

•
a decrease in clinical trial expenses of $5.6 million which is comprised of a $6.2 million related to the completion of our Phase 3 SUPPRESS and AdVise trials and the closeout of our SUSTAIN and SURPASS trials, offset by an increase of $1.2 million for our ongoing expanded access program;

•	a decrease of $2.7 million related to the drug manufacturing development of brincidofovir; offset by

•
an increase in compensation and other employee related costs of $2.2 million, consisting of $1.1 million of severance benefits from our reduction in force in the first quarter 2016 and $1.2 million of share-based compensation; and

•	an increase of $1.2 million for development work for our IV formulation of brincidofovir.

General and Administrative Expenses

For the six months ended June 30, 2016, our general and administrative costs increased to $13.5 million compared to $13.3 million for the six months ended June 30, 2015. This increase is primarily related to the offsetting effects of the following:

•	a decrease of $3.1 million of commercialization costs; offset by

•
an increase in compensation and other employee related costs of $3.2 million, consisting of an increase of $1.8 million of share-based compensation, $0.4 million related to the reduction in force in the first quarter of 2016, and $1.0 million of compensation and benefits.

Interest Income, Net

For the six months ended June 30, 2016, our interest income, net, increased to $0.7 million compared to $0.2 million for the six months ended June 30, 2015. The change is attributable to interest earned on our cash and investments and a decrease in interest expense associated with the repayment of our loan in full in October 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had capital available to fund operations of approximately $301.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of June 30, 2016, we had an accumulated deficit of $383.8 million. We anticipate that we will continue to incur losses for at least the next several years. In connection with the completion or closing of certain clinical trials for brincidofovir, we have seen a reduction in expenses. We believe that our existing cash, cash equivalents, short-term investments, and long-term investments will enable us to fund our current operating expenses and capital requirements for at least the next 12 months; however, we anticipate that we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash sources and uses:
Net cash used in operating activities	$(41,187)	$(41,857)
Net cash provided by (used in) investing activities	52,457	(120,697)
Net cash provided by financing activities	185	161,868
Net increase (decrease) in cash and cash equivalents	$11,455	$(686)

Operating Activities

Net cash used in operating activities of $41.2 million for the six months ended June 30, 2016 was primarily the result of our $44.4 million net loss, partially offset by the add-back of non-cash expenses of $8.2 million for share-based compensation, $0.7 million of amortization on investments and $0.5 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease of $9.7 million in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable of $2.1 million related to work on the BARDA contract and a decrease in prepaid expenses and other assets of $1.3 million primarily related to a decrease in prepaid research and development expenses and an increase in prepaid insurance expenses. Net cash used in operating activities of $41.9 million for the six months ended June 30, 2015 was primarily the result of our $47.1 million net loss, partially offset by the add-back of non-cash expenses of $5.2 million for share-based compensation and $0.8 million of amortization on investments. The change in operating assets and liabilities includes an increase of $7.0 million in accounts payable and accrued liabilities, offset by an increase in prepaid expenses and other assets of $5.8 million primarily related to activities of our clinical trials and an increase in accounts receivable of $2.2 million related to work on the BARDA contract.

Investing Activities

Net cash provided by investing activities of $52.5 million for the six months ended June 30, 2016 was primarily the result of the maturities of $79.8 million in short-term investments partially offset by the purchase of $26.8 million in long-term investments. Net cash used in investing activities of $120.7 million for the six months ended June 30, 2015 was primarily the result of the purchase of $147.1 million in long-term investments and $33.7 million in short-term investments, partially offset by maturities of $60.0 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $0.2 million for the six months ended June 30, 2016 was the result of $0.2 million in proceeds from the exercise of stock options and stock purchases through our ESPP. Net cash provided by financing activities of $161.9 million for the six months ended June 30, 2015 was primarily the result of approximately $161.9 million in net proceeds from the completion of a public offering and $2.9 million in proceeds from the exercise of warrants, stock options and stock purchases through our ESPP, partially offset by $2.9 million in debt repayment.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and six months ended June 30, 2016 or 2015.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2016, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $44.4 million and $47.1 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of approximately $383.8 million.

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

•
continue the development of brincidofovir (BCV) for the prevention or treatment of cytomegalovirus (CMV) and other viral indications in hematopoietic cell transplant (HCT) recipients, solid organ transplant recipients and other patient populations;

•	evaluate additional formulations of brincidofovir, including advancing the development of an intravenous formulation;

•	seek to obtain regulatory approvals for brincidofovir;

•	scale-up manufacturing capabilities to commercialize brincidofovir for any indications for which we receive regulatory approval;

•	expand our research and development activities and advance our clinical programs;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts and seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of our product candidates is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of our product candidates is delayed because we are required by the U.S. Food and Drug Administration (FDA) or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate, or we decide to conduct additional studies or trials for strategic reasons. For example, we announced that in the SUPPRESS trial, brincidofovir did not prevent clinically significant CMV infection through Week 24 after HCT to a greater extent than occurred on placebo, the primary endpoint of the trial.

We have undertaken a review of our overall development plan for brincidofovir. In connection with this review we elected to close the SUSTAIN and SURPASS trials of brincidofovir in kidney transplant recipients. The brincidofovir IND for CMV prevention is currently on a partial clinical hold, pending review of this program by the FDA. We anticipate that we will need to initiate one or more additional clinical trials in order to attain FDA and/or foreign regulatory approval of brincidofovir. For example, in light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when interim results from our AdVise study were compared to data from Study 305, our historical matched control study, it is likely we will be required to conduct one or more additional prospective, controlled trials of brincidofovir in AdV. Given the limitations we have observed with the historical control data we have collected for AdVise to date, we do not anticipate that the final results of the AdVise study when matched to historical controls will show a significant mortality benefit. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs that will result from any additional trials.

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

We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements for at least the next twelve months. At present, we expect research and development expenses to temporarily trend lower, as we are not actively conducting clinical trials of brincidofovir, but continue to provide brincidofovir through our expanded access trial (Study 351) in the US and through the Named Patient Program in the EU. Following finalization of our revised development plan in 2016, we expect to increase our research and development expenses. In addition, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA or foreign regulatory authorities requires us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than brincidofovir. In any event, we will require additional capital to commercialize our lead product candidate, brincidofovir.

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

We may not realize the expected benefits of our cost-saving initiatives.*

Reducing costs is a key element of our current business strategy. In early 2016, as a consequence of the failure of SUPPRESS, our Phase 3 pivotal trial of brincidofovir for the prevention of CMV in HCT to meet its primary endpoint, we initiated a reduction to our workforce. Personnel reductions were initiated across our entire organization that have resulted in a remaining workforce of approximately 91 full-time employees as of June 30, 2016. The principal objective of the reduction in workforce was to enable us to focus our financial resources on the continued clinical development of brincidofovir.

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

Our AdVise study of brincidofovir for the treatment of AdV infection in allogeneic HCT recipients and other immunocompromised individuals has completed enrollment. We will continue to provide data from the AdVise study to the FDA and foreign health authorities to determine the regulatory pathway for the treatment of adenovirus. However, in light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when interim results from our AdVise study were compared to data from Study 305, our historical matched control study, it is likely we will be required to conduct one or more additional prospective, controlled trials of brincidofovir in AdV.

Following a review of results from the SUPPRESS trial and discussion with the FDA regarding our clinical development plan for brincidofovir, we elected to close the Phase 3 SUSTAIN and SURPASS trials. The brincidofovir IND for CMV prevention is currently on a partial clinical hold, pending review of this program by the FDA.

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

In light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when interim results from our AdVise study were compared to data from Study 305, our historical matched control study, it is likely we will be required to conduct further controlled studies of brincidofovir in AdV. We may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before reconsideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

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

For example, results from our Phase 3 SUPPRESS and open-label AdVise trials of brincidofovir will likely cause regulators to require that we repeat or conduct additional clinical studies, and the clinical studies we design and/or submit may not be approved. We do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates, including brincidofovir. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including brincidofovir, may be adversely impacted.

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

Events which may result in a delay or unsuccessful completion of clinical trials, including our currently planned or future clinical trials for brincidofovir, include:

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

For example, due to the specialized indication and patient populations studied in our past and future clinical trials of brincidofovir, the number of study sites available to us is relatively limited, and therefore enrollment of suitable patients to participate in the trial may take longer than is typical for studies involving other indications. This may result in a delay or unsuccessful completion of our clinical trials.

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

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.*

Adverse events (AEs) caused by our product candidates could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. For example, subjects enrolled in our clinical trials for brincidofovir have experienced gastrointestinal AEs and liver-related safety laboratory value changes. In addition, brincidofovir is related to the approved drug cidofovir, a compound which has been shown to result in significant renal toxicity and impairment following use. There is also a risk that our other product candidates may induce AEs, many of which may be unknown at this time. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates, including brincidofovir, may be negatively impacted. The brincidofovir IND for CMV prevention is currently on a partial clinical hold, pending review of this program by the FDA. We anticipate that we will need to initiate one or more additional clinical trials in order to attain FDA and/or foreign regulatory approval of brincidofovir.

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

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of our product candidates, including brincidofovir, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, including brincidofovir, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of brincidofovir may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient. Some actions may also be required in order for the patient to continue on treatment. In addition, the label for brincidofovir may be required to include a boxed warning, or “black box,” regarding brincidofovir being carcinogenic, teratogenic and impairing fertility in animal studies, as well as a contraindication in patients who have had a demonstrated clinically significant hypersensitivity reaction to brincidofovir or cidofovir or any component of the formulation. The brincidofovir labeling may also include warnings or black boxes pertaining to gastrointestinal AEs or liver-related safety laboratory value changes.

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

Based on market research, competing products that are currently used to treat AdV and/or CMV include and are not limited to:

•	Vistide® (cidofovir for injection), marketed by Gilead Sciences, Inc. and generic manufacturers;

•	oral and intravenous ganciclovir, a drug that is sold by generic manufacturers;

•	Valcyte® (valganciclovir), a prodrug of ganciclovir that is marketed by Genentech, Inc. and generic manufacturers;

•	foscarnet sodium for injection available through generic manufacturers;

•	acyclovir, a drug that is sold by generic manufacturers; and

•	investigational patient-specific T-cell therapies.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future revenues to support the development of brincidofovir for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.*

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second and third option segments of the contract which are scheduled to end in June 2017 and October 2016, respectively. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segment is completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

Before we can enter into the contract we must negotiate its terms, including the price and delivery schedule. In addition, as a governmental agency, BARDA’s ability to enter into a contract is subject to continued funding for this purpose, which can change at any time. In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response. We understand that BARDA had intended to make a contract award on or prior to September 30, 2015, the end of the U.S. government's fiscal year, but the contract award was postponed due to a delay in Congressional approval for the necessary appropriations. Reprioritization in BARDA's budget is likely to result in negotiations being delayed until the U.S. government's 2017 fiscal year, at the earliest.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that occurred in December 2015, a large percentage of the options held by our employees are underwater.  As of June 30, 2016, greater than 90% of all outstanding options had an exercise price below the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. In May 2016 in order to address the issue of employee retention we granted a total of 1.2 million restricted stock units to employees and executives with vesting over 18 and 36 months respectively. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of June 30, 2016, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 30.8% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Volatility in our stock price could subject us to securities class action litigation.*

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years, and also because our stock price decreased significantly following announcement of results from our Phase 3 SUPPRESS trial. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

10.1(4)*
Contract modification No. 31, dated April 8, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.2(4)*
Contract modification No. 32, dated May 5, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.3*
Contract modification No. 33, dated June 17, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

(3)	Incorporated by reference to Chimerix, Inc.'s Current Report on Form 8-K (No. 001-35867), filed with the SEC on October 29, 2014.

(4)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867), filed with the SEC on May 9, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

August 8, 2016	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, MD, MPH
President and Chief Executive Officer

August 8, 2016	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary