Form 10-Q
period 2016-09-30
CHIMERIX INC
filed 2016-11-07
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 46,315,425.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$49,358	$20,605
Short-term investments, available-for-sale	200,315	199,729
Accounts receivable	379	2,432
Prepaid expenses and other current assets	4,318	6,071
Total current assets	254,370	228,837
Long-term investments	39,801	124,040
Property and equipment, net of accumulated depreciation	3,048	3,045
Other long-term assets	34	70
Total assets	$297,253	$355,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,280	$10,458
Accrued liabilities	6,338	9,721
Total current liabilities	9,618	20,179
Deferred rent	285	354
Total liabilities	9,903	20,533

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2016 and December 31, 2015; 46,315,425 and 46,162,525 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	46	46
Additional paid-in capital	688,518	675,591
Accumulated other comprehensive loss, net	(366)	(764)
Accumulated deficit	(400,848)	(339,414)
Total stockholders’ equity	287,350	335,459
Total liabilities and stockholders’ equity	$297,253	$355,992

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Contract revenue	$653	$2,271	$3,722	$6,104
Collaboration and licensing revenue	—	—	—	1,548
Total revenues	653	2,271	3,722	7,652
Operating expenses:
Research and development	12,247	26,495	46,942	65,867
General and administrative	5,827	8,524	19,359	21,812
Total operating expenses	18,074	35,019	66,301	87,679
Loss from operations	(17,421)	(32,748)	(62,579)	(80,027)
Interest income, net	396	299	1,146	498
Net loss	(17,025)	(32,449)	(61,433)	(79,529)
Other comprehensive loss:
Unrealized (loss) gain on investments, net	(98)	(1,448)	398	321
Comprehensive loss	$(17,123)	$(33,897)	$(61,035)	$(79,208)
Per share information:
Net loss, basic and diluted	$(0.37)	$(0.70)	$(1.33)	$(1.84)
Weighted-average shares outstanding, basic and diluted	46,236,749	46,059,112	46,211,748	43,112,314

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(61,433)	$(79,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	781	444
Amortization of debt costs	—	64
Amortization of premium/discount on investments	1,010	1,186
Share-based compensation	12,334	8,882
Amortization of deferred lease obligations	(51)	4
Loss on disposition of assets	4	—
Changes in operating assets and liabilities:
Accounts receivable	2,080	(419)
Prepaid expenses and other assets	1,737	(5,354)
Accounts payable and accrued liabilities	(10,580)	7,931
Net cash used in operating activities	(54,118)	(66,791)

Cash flows from investing activities:
Purchases of property and equipment	(763)	(1,574)
Purchases of short-term investments	(13,990)	(56,294)
Purchases of long-term investments	(50,867)	(212,766)
Proceeds from sales of short-term investments	—	1,003
Proceeds from maturities of short-term investments	147,899	90,822
Net cash provided by (used in) investing activities	82,279	(178,809)

Cash flows from financing activities:
Proceeds from exercise of stock options	152	1,967
Proceeds from employee stock purchase plan stock purchases	440	1,054
Proceeds from exercise of warrants	—	1,000
Proceeds from public offering, net of offering costs	—	161,880
Repayment of debt	—	(3,975)
Payments for deferred financing costs	—	(68)
Net cash provided by financing activities	592	161,858
Net increase (decrease) in cash and cash equivalents	28,753	(83,742)
Cash and cash equivalents:
Beginning of period	20,605	128,462
End of period	$49,358	$44,720

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$156

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company dedicated to discovering, developing and commercializing novel antivirals to address areas of high unmet medical needs. The Company was founded in 2000 based on the promise of its proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. Based on the Company’s proprietary lipid conjugate technology, its lead compound, brincidofovir, is in clinical development for the treatment and prevention of adenovirus (AdV), cytomegalovirus (CMV) and smallpox. In addition, the Company has an active discovery program focusing on viral targets for which limited or no therapies are currently available, including most recently a clinical candidate for the prevention and treatment of norovirus infection.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates hierarchy disclosures and, based on various factors, it is possible that an asset or liability may be classified differently from period to period. However, the Company expects that changes in classification between levels will be rare. In June 2016, the Company's preferred stock investment in ContraVir Pharmaceuticals (NASDAQ: CTRV) (ContraVir) was transferred from Level 3 to Level 2. In September 2016, the Company's investment in ContraVir was transferred from Level 2 to Level 1. See below for further discussion.

At September 30, 2016 and December 31, 2015, the Company had cash equivalents, consisting of money market accounts, and short-term and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At September 30, 2016 the Company had cash equivalents consisting of commercial paper, at September 30, 2016 and December 31, 2015, the Company had short-term investments consisting of brokered certificates of deposit, and at December 31, 2015, the Company had long-term investments consisting of brokered certificates of deposit. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

In December 2014, the Company entered into a license agreement with ContraVir for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157. In exchange for the license to CMX157 rights, the Company received an upfront payment consisting of ContraVir Series B Convertible Preferred Stock. At December 31, 2015, the Company’s preferred stock investment in ContraVir was categorized as Level 3 as there were significant unobservable inputs. The valuation of the investment at December 31, 2015 was calculated on an as if converted to common share basis with a discount for lack of marketability applied due to the 18 month restriction from the date of the investment on selling the converted common shares, which ended on June 17, 2016. An option pricing model was used to determine the discount for lack of marketability of 10% at December 31, 2015. The key unobservable inputs used in the option pricing model at December 31, 2015 were (i) exercise price - $1.54, (ii) dividend yield - 0%, (iii) expected holding period - 0.46 years, (iv) risk-free rate - 0.44%, and (v) volatility - 75%. The valuation at June 30, 2016 was calculated on an as if converted to common share basis based on the common share price of ContraVir. At June 30, 2016, the Company's preferred stock investment in ContraVir was categorized as Level 2 as it was based on quoted prices for similar assets. On September 30, 2016, the Company converted its preferred stock investment in ContraVir into 1,071,429 shares of ContraVir common stock, which was categorized as a Level 1 asset and valued based on ContraVir's common stock value at September 30, 2016. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its market value. The Company does not currently intend to sell, and is not more likely than not to be required to sell, its investment in ContraVir before recovery of its market value. The change in valuation for the three and nine months ended September 30, 2016, primarily based on changes in the fair value of ContraVir common shares, was recorded to unrealized (loss) gain on investments, net in the Consolidated Statements of Operations and Comprehensive Loss.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	September 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$24,276	$24,276	$—	$—
Commercial paper	23,840	—	23,840	—
Total cash equivalents	48,116	24,276	23,840	—
Short-term investments
Certificates of deposit	16,342	—	16,342	—
U.S. Treasury securities	182,827	182,827	—	—
Common stock of U.S. corporation	1,146	1,146	—	—
Total short-term investments	200,315	183,973	16,342	—
Long-term investments
U.S. Treasury securities	39,801	39,801	—	—
Total long-term investments	39,801	39,801	—	—
Total assets	$288,232	$248,050	$40,182	$—

	Fair Value Measurements
	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$19,795	$19,795	$—	$—
Total cash equivalents	19,795	19,795	—	—
Short-term investments
Certificates of deposit	23,030	—	23,030	—
U.S. Treasury securities	175,214	175,214	—	—
Preferred stock of U.S. corporation	1,485	—	—	1,485
Total short-term investments	199,729	175,214	23,030	1,485
Long-term investments
Certificates of deposit	7,668	—	7,668	—
U.S. Treasury securities	116,372	116,372	—	—
Total long-term investments	124,040	116,372	7,668	—
Total assets	$343,564	$311,381	$30,698	$1,485

Below is a table that presents a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at the beginning of the period (in thousands):

Fair Value Measurements (Level 3)
Preferred stock of U.S. corporation:
Fair value at December 31, 2015	$1,485
Fair value decrease recorded in other comprehensive loss	(371)
Fair value transferred to Level 2	(1,114)
Fair value at September 30, 2016	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued research and development expenses	$3,236	$3,596
Accrued compensation	2,090	2,939
Other accrued liabilities	1,012	3,186
Total accrued liabilities	$6,338	$9,721

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2016, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, employee stock purchase plan purchase rights, options to purchase common stock and restricted stock units. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period and the potential dilutive effects of warrants and options to purchase common stock outstanding during the period calculated in accordance with the treasury stock method, and employee stock purchase plan purchase rights unless the effects of these potentially dilutive items are anti-dilutive. Because the effects of these potentially dilutive items are anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and nine months ended September 30, 2016 and 2015.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of warrants to purchase common stock, employee stock purchase plan purchase rights and options to purchase common stock as the impacts of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 1.4 million and 1.1 million for the three months ended September 30, 2016 and 2015, respectively, and 0.9 million and 1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Note 2. Investments

The following tables summarize the Company's short-term and long-term investments (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$16,325	$17	$—	$16,342
U.S. Treasury securities	222,612	69	(53)	222,628
Common stock of U.S. corporation	1,545	—	(399)	1,146
Total investments	$240,482	$86	$(452)	$240,116

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$30,724	$2	$(28)	$30,698
U.S. Treasury securities	292,264	—	(678)	291,586
Preferred stock of U.S. corporation	1,545	—	(60)	1,485
Total investments	$324,533	$2	$(766)	$323,769

The following tables summarize the Company's investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	September 30, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$51,063	$(53)	$—	$—	$51,063	$(53)
Common stock of U.S. corporation	1,146	(399)	—	—	1,146	(399)
Total	$52,209	$(452)	$—	$—	$52,209	$(452)
Number of securities with unrealized losses		12		—		12

	December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$24,450	$(28)	$—	$—	$24,450	$(28)
U.S. Treasury securities	291,586	(678)	—	—	291,586	(678)
Preferred stock of U.S. corporation	1,485	(60)	—	—	1,485	(60)
Total	$317,521	$(766)	$—	$—	$317,521	$(766)
Number of securities with unrealized losses		180		—		180

The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company does not currently intend to sell, and is not more likely than not to be required to sell, the available-for-sale securities in an unrealized loss position before recovery of the amortized cost bases of the securities, which may be maturity. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the three and nine months ended September 30, 2016 and 2015. The Company recognizes interest income on an accrual basis in interest income, net in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at September 30, 2016 (in thousands):

Maturing in one year or less	$199,169
Maturing after one year through two years	39,801
Total debt investments	238,970
Common stock of U.S. corporation	1,146
Total investments	$240,116

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.2 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from the Biomedical Advanced Research and Development Authority (BARDA), the sole source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement had been made as of September 30, 2016 and December 31, 2015.

Note 4. Equity Transactions and Share-based Compensation

Warrants

For the three and nine months ended September 30, 2016, there were no exercises of warrants for the purchase of shares of the Company's common stock.

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2016, the common stock reserved for issuance under the 2013 Plan was automatically increased by 1.8 million shares. As of September 30, 2016, there was a total of 0.6 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 45,000 shares of common stock pursuant to the exercise of stock options for the nine months ended September 30, 2016. There were no shares of common stock issued pursuant to the exercise of stock options for the three months ended September 30, 2016

Employee Stock Purchase Plan

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

The Company has reserved a total of 1.8 million shares of common stock to be purchased under the ESPP, of which 1.6 million shares remained available for purchase as of September 30, 2016. The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 100,000 shares of common stock pursuant to the ESPP for the three months ended September 30, 2016. The Company issued approximately 108,000 shares of common stock pursuant to the ESPP for the nine months ended September 30, 2016. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

In May 2016, the Company issued restricted stock units (RSUs) to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued no shares of common stock pursuant to the vesting of RSUs for the three and nine months ended September 30, 2016.

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. For the three and nine months ended September 30, 2016 and 2015, there was no non-employee share-based compensation expense. Employee share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expense	$1,942	$1,594	$5,373	$3,820
General and administrative expense	2,153	2,085	6,961	5,062
Total share-based compensation expense	$4,095	$3,679	$12,334	$8,882

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2016 as the Company incurred losses for the nine months ended September 30, 2016 and is forecasting additional losses through the 4th quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2016. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

As of September 30, 2016, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 6. Significant Agreements

The Regents of the University of California

In May 2002, the Company entered into a license agreement with The Regents of the University of California (UC) under which the Company obtained an exclusive, worldwide license to UC’s patent rights in certain inventions (the UC Patent Rights) related to lipid-conjugated antiviral compounds and their use, including certain patents relating to brincidofovir. The license agreement was amended in September 2002 in order to expand the scope of the license and again in December 2010 in order to modify certain financial terms. The agreement was amended a third time in September 2011 to add additional patents related to certain metabolically stable lipid-conjugate compounds. A fourth amendment was executed in July 2012 to alter the rights and obligations of the parties in light of the Company’s then current business plans. As partial consideration for the rights granted to the Company under the license agreement, the Company is required to pay certain cash milestone payments in connection with the development and commercialization of compounds that are covered by the UC Patent Rights. In connection with the development and commercialization of brincidofovir and CMX157, the Company could be required to pay UC up to an aggregate of $3.4 million in milestone payments, assuming the achievement of all applicable milestone events under the license agreement.

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

The Company did not recognize expenses under this agreement for the three and nine months ended September 30, 2016 and 2015.

Biomedical Advanced Research and Development Authority

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. The contract has been amended numerous times. In August 2016, the contract was amended to extend the period of performance for the second option segment through June 30, 2017. In September 2015, the third option segment of the contract to provide approximately $13 million through October 31, 2016 was executed and in October 2016 was amended to extend the period of performance for the third option segment through January 31, 2017.

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

As of September 30, 2016, the Company had recognized revenue in aggregate of $49.7 million with respect to the base performance segment and the first three extension periods. The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $17.5 million in expense reimbursement and fees and $13 million in expense reimbursement and fees, respectively. The second option segment is scheduled to end on June 30, 2017 and the third option segment is scheduled to end on January 31, 2017. For the three months ended September 30, 2016 and 2015, the Company recognized revenue under this contract of $0.7 million and $2.3 million, respectively, and for the nine months ended September 30, 2016 and 2015, the Company recognized revenue under this contract of $3.7 million and $6.1 million, respectively.

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

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. The Company recorded this amount as a long-term investment and deferred revenue, which was included in accrued liabilities in the Consolidated Balance Sheets. Upon completion of the transfer of the investigational new drug and technical know-how related to CMX157, the Company recognized the upfront payment as revenue during the three months ended June 30, 2015. In September 2016, the Company converted its shares of ContraVir Series B Convertible Preferred Stock into 1,071,429 shares of ContraVir common stock. As of September 30, 2016 and December 31, 2015, the fair value of the investment was recorded as a short-term investment of $1.1 million and $1.5 million, respectively.

Note 7. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2016, and events which occurred subsequently but were not recognized in the financial statements.

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

OVERVIEW

Chimerix, Inc. is a biopharmaceutical company dedicated to discovering, developing and commercializing novel antivirals to address areas of high unmet medical needs. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. Based on our proprietary lipid conjugate technology, our lead compound, brincidofovir, is in clinical development for the treatment and prevention of adenovirus (AdV), cytomegalovirus (CMV) and smallpox. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available, including most recently a clinical candidate for the prevention and treatment of norovirus infection.

Recent Developments

Development of IV Brincidofovir Formulation Continues

We remain on track to provide pharmacokinetic, safety and tolerability data from a single dose escalation study of intravenous (IV) brincidofovir in early 2017, with multiple dose studies in patients with active viral infection to follow. In preclinical testing, animals given four weeks of IV brincidofovir showed no signs of gastrointestinal injury, even at plasma exposures several fold higher than those ever achieved with oral dosing. If these early clinical studies of IV-administered brincidofovir continue to demonstrate low or no gastrointestinal side-effects, IV brincidofovir could be in late-stage registrational studies in 2018. Once brincidofovir enters the target cells and is converted to the active antiviral, the drug remains at effective concentrations for several days, potentially allowing for once-weekly dosing. The potential to provide higher drug exposures may allow a much-needed treatment for CMV, AdV, BK virus, and other DNA viral infections, potentially even in difficult to reach anatomical regions such as the brain.

Detailed 24-Week Data from AdVise Study Presented at IDWeekTM

In October 2016, we announced the presentation of detailed 24-week interim results from the AdVise trial of brincidofovir for the treatment of AdV infection in allogeneic hematopoietic cell transplant (HCT) patients.

The presentation at IDWeek highlighted that robust declines in AdV viral loads were demonstrated in the study; rapid reduction in AdV viremia were correlated with improved survival in both adults and pediatric patients.  The primary efficacy endpoint of the AdVise trial was the incidence of all-cause mortality at Day 60 after the first brincidofovir dose in allogeneic HCT patients enrolled with disseminated AdV disease (Cohort B), a group in which mortality of 50-80 percent has been reported in the literature. All-cause mortality in Cohort B at Day 60 was 19 percent in pediatric subjects and 43 percent in adults.  In patients with disseminated

AdV disease who were alive at Week 4, 84 percent of pediatric patients and 50 percent of adults achieved a ≥2 log decline or undetectable AdV viremia by that time. This response was associated with improved survival at Week 24 in both pediatric and adult patients (75 percent of pediatric and 54 percent of adult responders survived to Week 24, compared with 29 percent and 15 percent of non-responders, respectively).  The most commonly reported treatment-emergent adverse events (AEs) were gastrointestinal (GI) symptoms, increases in serum transaminases and bilirubin, and acute graft-versus-host disease (GvHD). No events were reported that were suggestive of drug-related nephrotoxicity or myelosuppression.

In an analysis of the data presented at IDWeek that was based on enrollment in the trial, a stepwise reduction in mortality was observed in pediatric patients as the study progressed: 60% mortality was observed in the initial quarter of pediatric patients enrolled in AdVise, with steady declines to 14% mortality for those patients enrolled in the last quartile. A shorter time from diagnosis to first dose of brincidofovir is thought to be a significant driver of the observed improvement.

As previously communicated, an attempt was made to compare outcomes with matched historical controls, but the baseline risk factors for the control patients (including several recognized co-morbidities) did not match the high-risk patients enrolled in AdVise, and a meaningful difference in overall survival between the AdVise patients and historical controls was not observed. These learnings, specifically the significant reduction in mortality observed throughout the conduct of the study underscore the potential for brincidofovir in patients with life-threatening adenovirus infection. Early identification of adenovirus and intervention with brincidofovir are being incorporated in the design of our next comparative trial of oral brincidofovir which we expect to initiate in 2017.

We currently expect to present final 36-week data from the AdVise trial at a medical meeting during the first quarter of 2017.

Brincidofovir Expanded Access Program

We continue to receive requests for brincidofovir via our expanded access programs. Through the first ten months of 2016, we have granted 263 requests for AdV alone, highlighting the unmet need in this area.

Brincidofovir for Smallpox

Our development of brincidofovir for smallpox continues, in collaboration with the Biomedical Advanced Research and Development Authority (BARDA). Following completion of the second animal efficacy study, we plan to meet with the FDA to discuss any additional required data for a regulatory decision. Earlier in 2016, we provided regulators with a summary of the clinical safety and tolerability of the intended three week course of oral brincidofovir in healthy adults and immunocompromised adults and children. In addition, the final study report for the rabbitpox efficacy study of brincidofovir has been submitted to the FDA.

In October 2016, we were notified that the European Medicines Agency’s Committee for Orphan Medicinal Products issued a positive opinion for an Orphan Designation for brincidofovir for the treatment of smallpox.

Clinical Candidate CMX521 for Norovirus

We are currently conducting final preclinical studies of CMX521 that are required to file an Investigational New Drug application (IND) in 2017, allowing for initial clinical testing. CMX521 is a nucleoside analog identified from our proprietary Chemical Library which targets the norovirus polymerase, a part of the virus that is common to all strains and is required for viral replication. It is therefore expected to be active against the multiple genetically diverse norovirus strains that circulate each year and cause disease in humans.

Chronic norovirus infection is increasingly being diagnosed in immune compromised patients. Approximately 15-20 percent of HCT and SOT recipients are diagnosed with norovirus within the first year after transplant, a diagnosis that has been associated with chronic diarrhea, electrolyte disturbances, and graft rejection. We plan to file an IND for CMX521 in 2017, which, upon acceptance would enable clinical testing.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from government grants and contracts and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at our discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $17.5 million and $13 million in expense reimbursement and fees, respectively. The second option segment is scheduled to end on June 30, 2017 and the third option segment is scheduled to end on January 31, 2017. As of September 30, 2016, we had recognized revenue in aggregate of $49.7 million with respect to the base performance segment and the first three extension periods. Under the BARDA contract, we recognized revenue of $0.7 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and we recognized revenue of $3.7 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively.

In December 2014, we entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV). In exchange for the license to CMX157 rights, we received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In September 2016, these shares were converted into 1,071,429 shares of ContraVir common stock. In addition, we are eligible to receive clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. We recognized the upfront license fee payment from ContraVir as deferred revenue for the year ended December 31, 2014, and during the second quarter of 2015 we completed our performance obligations and recorded $1.5 million in revenue.

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

From our inception through September 30, 2016, we have incurred approximately $343 million in research and development expenses, which predominately relates to our development of brincidofovir. These costs were largely related to the conduct of our clinical trials, including most recently our two large clinical trials of oral brincidofovir, SUPPRESS and AdVise.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct research and development expenses	$6,301	$18,937	$25,998	$45,819
Research and development personnel costs	4,806	6,348	17,149	16,519
Indirect research and development expenses	1,140	1,210	3,795	3,529
Total research and development expenses	$12,247	$26,495	$46,942	$65,867

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

We concluded our Phase 3 SUPPRESS trial and our AdVise study, and closed our SUSTAIN and SURPASS trials in kidney transplant recipients. As a result, our research and development expenses have significantly decreased in 2016. However, following finalization of our revised development plan for oral brincidofovir in early 2017 and completion of early-phase clinical testing for the IV formulation of brincidofovir, we expect to increase our research and development expenses.

In addition, pursuant to our contract with BARDA, we are continuing development of brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and pharmacokinetics of brincidofovir in the animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and brincidofovir 100 mg tablets. During the first option segment of the contract, we performed additional confirmatory pharmacokinetic studies of brincidofovir in animals. In September 2014, we initiated performance under the second option segment of the contract with BARDA and performed the first pivotal animal efficacy study of brincidofovir. In September 2015, we initiated performance under the third option segment which focuses on brincidofovir chemistry, manufacturing and controls at large scale. We are continuing to assess the efficacy of brincidofovir via animal models under the FDA’s Animal Rule, and anticipate completing the mouse ectromelia study and subsequently reviewing with the FDA in the first half of 2017.

Other Development

In addition to the costs associated with brincidofovir development, we have incurred research and development costs related to other programs, including CMX669 for CMV and BK virus and CMX521 for norovirus.  The majority of this work has been focused on preclinical development, early-stage chemistry, and manufacturing in preparation for Phase 1 clinical testing. We have increased spending for preclinical development and early-stage chemistry for CMX521, conducted our candidate selection in September 2016, and have initiated IND-enabling activities for this molecule for the prevention and treatment of norovirus infection.

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

We expect our general and administrative expenses to continue to trend downward during 2016, driven primarily by a reduction in expenses related to commercial preparations.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $4.1 million and $3.7 million was recognized in the three months ended September 30, 2016 and 2015, respectively, and $12.3 million and $8.9 million was recognized in the nine months ended September 30, 2016 and 2015, respectively. The share-based compensation expense recognized included expense for stock options, restricted stock units and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016. There have been no material changes during the nine months ended September 30, 2016 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and September 30, 2015, together with the changes in those items (in thousands, except percentages):

	Three Months Ended September 30,		Dollar Change	% Change
	2016	2015	Increase/(Decrease)
Revenues:
Contract revenue	$653	$2,271	$(1,618)	(71.2)%
Collaboration and licensing revenue	—	—	—	—%
Total revenues	653	2,271	(1,618)	(71.2)%
Operating expenses:
Research and development	12,247	26,495	(14,248)	(53.8)%
General and administrative	5,827	8,524	(2,697)	(31.6)%
Total operating expenses	18,074	35,019	(16,945)	(48.4)%
Loss from operations	(17,421)	(32,748)	15,327	(46.8)%
Interest income, net	396	299	97	32.4%
Net loss	$(17,025)	$(32,449)	$15,424	(47.5)%

Contract Revenue

For the three months ended September 30, 2016, total contract revenue decreased to $0.7 million compared to $2.3 million for the three months ended September 30, 2015. The decrease of $1.6 million, or 71.2%, is related to a decrease in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the three months ended September 30, 2016, our research and development expenses decreased to $12.2 million compared to $26.5 million for the three months ended September 30, 2015.  The decrease of $14.2 million, or 53.8%, is primarily related to the following:

•
a decrease in clinical trial expenses of $10.4 million which is comprised of $9.8 million related to the completion of our Phase 3 SUPPRESS and AdVise trials and the closeout of our SUSTAIN and SURPASS trials, offset by an increase of $0.4 million for our ongoing expanded access programs and $0.3 million related to our Phase 1 study of an IV formulation of brincidofovir;

•	a decrease of approximately $1.5 million related to compensation and other employee related costs;

•	a decrease of $1.2 million related to reimbursable BARDA contract expenses; and

•	a decrease of $0.8 million in consultant expenses; offset by

•	an increase of approximately $0.7 million for preclinical and chemistry development on our other compounds (including primarily CMX521, our lead candidate compound for norovirus).

General and Administrative Expenses

For the three months ended September 30, 2016, our general and administrative costs decreased to $5.8 million compared to $8.5 million for the three months ended September 30, 2015. The decrease of $2.7 million, or 31.6%, is primarily related to the following:

•	a decrease of $1.5 million of commercialization expense;

•	a decrease in compensation and other employee related costs of $0.9 million.

Interest Income, Net

For the three months ended September 30, 2016, our interest income, net increased to $0.4 million compared to $0.3 million for the three months ended September 30, 2015. The change is attributable to interest earned on our cash and investments and a decrease in interest expense associated with the repayment of our loan in full in October 2015.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and September 30, 2015, together with the changes in those items (in thousands except percentages):

	Nine Months Ended September 30,		Dollar Change	% Change
	2016	2015	Increase/(Decrease)
Revenues:
Contract revenue	$3,722	$6,104	$(2,382)	(39.0)%
Collaboration and licensing revenue	—	1,548	(1,548)	(100.0)%
Total revenues	3,722	7,652	(3,930)	(51.4)%
Operating expenses:
Research and development	46,942	65,867	(18,925)	(28.7)%
General and administrative	19,359	21,812	(2,453)	(11.2)%
Total operating expenses	66,301	87,679	(21,378)	(24.4)%
Loss from operations	(62,579)	(80,027)	17,448	(21.8)%
Interest income, net	1,146	498	648	130.1%
Net loss	$(61,433)	$(79,529)	$18,096	(22.8)%

Contract Revenue

For the nine months ended September 30, 2016, total contract revenue decreased to $3.7 million compared to $6.1 million for the nine months ended September 30, 2015. The decrease of $2.4 million, or 39.0%, is related to a decrease in reimbursable expenses related to our contract with BARDA.

Collaboration and Licensing Revenue

For the nine months ended September 30, 2015, total collaboration and licensing revenue was $1.5 million. In December 2014, we entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals. During the first nine months of 2015, we completed our performance obligations related to this agreement and recognized $1.5 million of collaboration and licensing revenue. We did not have collaboration and licensing revenue for the same period in 2016.

Research and Development Expenses

For the nine months ended September 30, 2016, our research and development expenses decreased to $46.9 million compared to $65.9 million for the nine months ended September 30, 2015.  The decrease of $18.9 million, or 28.7%, is primarily related to the following:

•
a decrease in clinical trial expenses of $15.8 million which is comprised of a $16.0 million related to the completion of our Phase 3 SUPPRESS and AdVise trials and the closeout of our SUSTAIN and SURPASS trials and $1.7 million related to supporting clinical studies and activities, offset by an increase of $1.6 million for our ongoing expanded access programs and $0.3 million related to our Phase 1 study of an IV formulation of brincidofovir;

•	a decrease of $1.9 million related to the development of drug manufacturing for brincidofovir;

•	a decrease of $1.4 million related to reimbursable BARDA contract expenses;

•	a decrease of $1.5 million related to sponsored research grants; offset by

•
an increase of approximately $2.5 million of other formulation development, of which $1.7 million is related to preclinical and chemistry development on our IV formulation and $0.8 million on our other compounds (including primarily CMX521, our lead candidate compound for norovirus).

General and Administrative Expenses

For the nine months ended September 30, 2016, our general and administrative costs decreased to $19.4 million compared to $21.8 million for the nine months ended September 30, 2015. This decrease is primarily related to the offsetting effects of the following:

•	a decrease of $4.7 million of commercialization costs; offset by

•	an increase in compensation and other employee related costs of $2.4 million, consisting of an increase of $1.9 million of share-based compensation and $0.5 million of compensation and benefits.

Interest Income, Net

For the nine months ended September 30, 2016, our interest income, net, increased to $1.1 million compared to $0.5 million for the nine months ended September 30, 2015. The change is attributable to interest earned on our cash and investments and a decrease in interest expense associated with the repayment of our loan in full in October 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had capital available to fund operations of approximately $288.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of September 30, 2016, we had an accumulated deficit of $400.8 million. We anticipate that we will continue to incur losses for at least the next several years. In connection with the completion or closing of certain clinical trials for brincidofovir, we have seen a reduction in expenses. We believe that our existing cash, cash equivalents, short-term investments, and long-term investments will enable us to fund our current operating expenses and capital requirements for at least the next 12 months; however, we anticipate that we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash sources and uses:
Net cash used in operating activities	$(54,118)	$(66,791)
Net cash provided by (used in) investing activities	82,279	(178,809)
Net cash provided by financing activities	592	161,858
Net increase (decrease) in cash and cash equivalents	$28,753	$(83,742)

Operating Activities

Net cash used in operating activities of $54.1 million for the nine months ended September 30, 2016 was primarily the result of our $61.4 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses of $12.3 million for share-based compensation, $1.0 million of amortization on investments and $0.8 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease of $10.6 million in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable of $2.1 million related to work on the BARDA development contract and a decrease in prepaid expenses and other assets of $1.7 million primarily related to a decrease in prepaid research and development expenses. Net cash used in operating activities of $66.8 million for the nine months ended September 30, 2015 was primarily the result of our $79.5 million net loss, partially offset by the add-back of non-cash expenses of $8.9 million for share-based compensation, the change in operating assets and liabilities and $1.2 million of amortization on investments. The change in operating assets and liabilities includes an increase of $7.9 million in accounts payable and accrued liabilities, partially offset by an increase in prepaid expenses and other assets of $5.4 million primarily related to activities of our clinical trials and an increase in accounts receivable of $0.4 million related to work on the BARDA development contract.

Investing Activities

Net cash provided by investing activities of $82.3 million for the nine months ended September 30, 2016 was primarily the result of the maturities of $147.9 million in short-term investments partially offset by the purchase of $50.9 million in long-term investments and $14.0 million in short-term investments. Net cash used in investing activities of $178.8 million for the nine months ended September 30, 2015 was primarily the result of the purchase of $212.8 million in long-term investments and $56.3 million in short-term investments, partially offset by maturities of $90.8 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $0.6 million for the nine months ended September 30, 2016 was the result of $0.6 million in proceeds from the exercise of stock options and stock purchases through our ESPP. Net cash provided by financing activities of $161.9 million for the nine months ended September 30, 2015 was primarily the result of approximately $161.9 million in net proceeds from the completion of a public offering and $4.0 million in proceeds from the exercise of warrants, stock options and stock purchases through our ESPP, partially offset by $4.0 million in debt repayment.

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

We do not believe that our cash, cash equivalents and available-for-sale investments have significant risk of default or illiquidity. While we believe our cash and cash equivalents and certificates of deposit do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain certain amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and nine months ended September 30, 2016 or September 30, 2015.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2016, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $61.4 million and $79.5 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of approximately $400.8 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we seek to:

•	continue the development of our lead product candidate, brincidofovir, for the treatment of adenovirus (AdV) infection;

•
continue the development of brincidofovir for the prevention or treatment of cytomegalovirus (CMV), AdV, BK virus, and other viral indications in hematopoietic cell transplant (HCT) recipients, solid organ transplant recipients and other patient populations;

•	continue the development of brincidofovir for the treatment of smallpox as a medical countermeasure;

•	advance the development of an intravenous (IV) formulation of brincidofovir;

•	obtain regulatory approvals for brincidofovir;

•	scale-up manufacturing capabilities to commercialize brincidofovir for any indications for which we receive regulatory approval;

•	conduct IND-enabling studies of CMX521 for norovirus;

•	expand our research and development activities and advance our clinical programs;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts and seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

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

•	obtaining favorable results for and advancing the development of brincidofovir, including successfully completing clinical development of IV and oral formulations;

•	obtaining United States and foreign regulatory approval for brincidofovir;

•	launching and commercializing brincidofovir, including establishing a sales force and/or collaborating with third party providers of sales organizations;

•	achieving broad market acceptance of brincidofovir in the medical community and with third-party payers;

•	delivering a competitive value proposition compared to established competition and/or competitors who will enter the market before or after any of our product candidates, including brincidofovir; and

•	generating, licensing or otherwise acquiring a pipeline of product candidates which progress to clinical development, regulatory approval, and commercialization.

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

We have undertaken a review of our overall development plan for brincidofovir. In connection with this review we elected to close the SUSTAIN and SURPASS trials of brincidofovir in kidney transplant recipients. The brincidofovir IND for CMV prevention is currently on a partial clinical hold, pending review of this program by the FDA. We anticipate that we will need to initiate one or more additional clinical trials in order to attain FDA and/or foreign regulatory approval of brincidofovir. For example, in light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when results from our AdVise study were compared to data from Study 305, our historical matched control study, further development of brincidofovir for AdV would require one or more additional prospective, controlled trials of brincidofovir in AdV. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs that will result from any additional trials.

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

We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements for at least the next twelve months. At present, we expect research and development expenses to temporarily trend lower, as we are not actively conducting clinical trials of brincidofovir. We continue to provide brincidofovir for the treatment of AdV infection through our expanded access trial (Study 351) in the US and through the Named Patient Program in the EU. We expect research and development expenses to increase following conduct of early-phase studies of an IV formulation of brincidofovir. Following finalization of our revised development plan, we expect to increase our research and development expenses. In addition, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA or foreign regulatory authorities requires us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than brincidofovir. In any event, we will require additional capital to commercialize our lead product candidate, brincidofovir.

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

We may not realize the expected benefits of our cost-saving initiatives.*

Reducing costs is a key element of our current business strategy. In early 2016, as a consequence of the failure of SUPPRESS, our Phase 3 pivotal trial of brincidofovir for the prevention of CMV in HCT to meet its primary endpoint, we initiated a reduction to our workforce. Personnel reductions were initiated across our entire organization that have resulted in a remaining workforce of approximately 90 full-time employees as of September 30, 2016. The principal objective of the reduction in workforce was to enable us to focus our financial resources primarily on the continued clinical development of brincidofovir.

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

 Risks Related To Clinical Development and Regulatory Approval

We depend on the success of our lead product candidate, brincidofovir, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, brincidofovir. In December 2015, we announced that in the SUPPRESS trial, brincidofovir did not prevent clinically significant CMV infection through Week 24 after transplant to a greater extent than occurred on placebo, the primary endpoint of the trial. In addition, overall mortality for brincidofovir and for placebo were not statistically different, but numerically higher for the patients who were randomized to receive brincidofovir.

Our AdVise study of brincidofovir for the treatment of AdV infection in allogeneic HCT recipients and other immunocompromised individuals has completed enrollment. We will continue to provide data from the AdVise study to the FDA and foreign health authorities to determine the regulatory pathway for the treatment of adenovirus. However, in light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when results from our AdVise study were compared to data from Study 305, our historical matched control study, further development of brincidofovir for AdV would require one or more additional prospective, controlled trials of brincidofovir in AdV.

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

There is no guarantee that our current or future clinical trials, including any Phase 3 trials, will be approved by regulators, and no guarantee that they will be completed or, if completed, will be successful, or if successful, will result in an approval for the sale of any of our product candidates. The success of brincidofovir will depend on several factors, including the following:

•	successful conduct of required trial(s) of oral brincidofovir for the treatment of adenovirus;

•
successful conduct of a second efficacy study of oral brincidofovir in an animal model of smallpox infection, and acceptance of data from these animal model studies by the FDA and foreign regulatory bodies;

•	development of an IV formulation and/or alternate drug formulations;

•	receipt of marketing approvals from the FDA and corresponding regulatory authorities outside the United States;

•	establishing commercial manufacturing capabilities;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payers;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

In light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when results from our AdVise study were compared to data from Study 305, our historical matched control study, it is anticipated that regulatory approval of brincidofovir for the treatment of AdV would require one or more additional prospective controlled studies of brincidofovir in patients with AdV. We may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before reconsideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

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

It is our intention to continue development of brincidofovir for the treatment of smallpox through assessment of efficacy in animal models of orthopox virus infections.

We depend on the successful completion of animal efficacy studies for brincidofovir for the treatment of smallpox. The positive efficacy results obtained for brincidofovir for the treatment of rabbitpox in the rabbit animal model may not be repeated in future animal efficacy studies.*

Before obtaining regulatory approval for brincidofovir for the treatment of smallpox, we must conduct efficacy studies of brincidofovir in animal models of lethal orthopox infections. These studies are expensive and difficult to design and conduct, can take years to complete, and are uncertain as to outcome. We rely on a limited number of research organizations which conduct orthopox infection studies. A failure of one or more of our trials can occur at any stage of testing. The outcome of prior efficacy studies of brincidofovir may not be predictive of the success of later animal efficacy studies. Results of these studies are susceptible to varying interpretation.

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

We may experience a number of unforeseen events during, or as a result of, clinical trials or animal efficacy studies for our product candidates, including brincidofovir, that could adversely affect the completion of our clinical trials, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•
clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•
animal efficacy studies of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us to conduct additional animal efficacy studies or abandon development programs;

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

We are developing brincidofovir to treat patients who are extremely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if they are not shown to be related to brincidofovir.*

It is our intention to further develop our lead product candidate, brincidofovir, for the treatment of AdV infection through clinical trials, such as AdVise, and for the prevention or treatment of other DNA viral infections. Many of these patients receive an HCT as a potential cure or remission for many cancers and genetic disorders. For example, patients that were enrolled in AdVise were often extremely sick and had a high likelihood of experiencing adverse outcomes as a result of their infection or due to other significant risks including relapse of their underlying malignancy. To prepare for an HCT, patients receive a pre-transplant conditioning regimen, which involves high-dose chemotherapy and may also include radiation therapy. The conditioning regimen suppresses the patient's immune system in order to prevent it from attacking the new bone marrow.

We are currently assessing the possibility of conducting additional clinical trials for oral or IV brincidofovir for other indications, including in the solid organ transplant setting. In this or other transplant settings, immunosuppressive therapies are administered to decrease the risk of organ rejection and are generally tapered after the first few months; the risk of severe viral infection is highest in the first few months. Generally, patients remain at high risk during the first 100 to 200 days following their transplant and are at increased risk of infections during that period, which can be serious, which may cause loss of the new organ, and which may be life-threatening due to their weakened immune systems.

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

We rely on limited sources of supply for the drug component for our lead product candidate, brincidofovir, and any disruption in the chain of supply may cause delay in developing and commercializing brincidofovir.*

Manufacturing of drug components is subject to certain FDA and comparable foreign qualifications with respect to manufacturing standards. We are currently validating the drug substance manufacturing process at our selected contractor that will produce the commercial supply of drug substance and have selected commercial tablet and suspension manufacturers to optimize tablet and suspension formulation production to meet forecasted commercial demand. There can be no assurance that such transfer to the selected vendors will be successful. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors with the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of brincidofovir. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production.

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

In 2014, we entered into a licensing arrangement with ContraVir, whereby ContraVir is responsible for the future development and commercialization of CMX157. Under this arrangement, ContraVir is responsible for conducting preclinical studies and clinical trials, obtaining required regulatory approvals for CMX157, and manufacturing and commercializing CMX157. Our right to receive milestone and royalty payments under the licensing agreement depends on the achievement of certain development, regulatory and commercial milestones by ContraVir.

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

Other product candidates currently in development may compete against brincidofovir for the prevention or mitigation of AdV and/or CMV infection in a variety of settings, including:

•	letermovir, an anti-CMV drug being developed pursuant to an exclusive worldwide license agreement between AiCuris GmbH & Co. KG and Merck;

•	maribavir (SHP620) from Shire for CMV infections in transplant recipients;

•	ASP0113 (TransVax), a CMV prevention vaccine, licensed to Astellas Pharma Inc. from Vical Incorporated and in development by Astellas and Vical; and

•	patient-specific T-cell therapies directed at antigens of CMV and other DNA viruses, including AdV.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future revenues to support the development of brincidofovir for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.*

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current development contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second and third option segments of the contract which are scheduled to end in June 2017 and January 2017, respectively. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segment is completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

Before we can enter into the contract we must negotiate its terms, including the price and delivery schedule. In addition, as a governmental agency, BARDA’s ability to enter into a contract is subject to continued funding for this purpose, which can change at any time. In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response. We understand that BARDA had intended to make a contract award on or prior to September 30, 2015, the end of the U.S. government's fiscal year, but the contract award was postponed due to a delay in Congressional approval for the necessary appropriations. Reprioritization in BARDA's budget has resulted in negotiations being delayed until the U.S. government's 2017 fiscal year at the earliest. There are no assurances that negotiations will resume in a timely manner, if at all.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that occurred in December 2015, a large percentage of the options held by our employees are underwater.  As of September 30, 2016, greater than 90% of all outstanding options had an exercise price below the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. In May 2016 in order to address the issue of employee retention we granted a total of 1.2 million restricted stock units to employees and executives with vesting over 18 and 36 months respectively. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of September 30, 2016, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 36.6% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

10.1*
Contract modification No. 34, dated August 3, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.2
Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice and Form of Restricted Stock Unit Award Agreement and Form of Restricted Stock Unit Award Grant Notice under Chimerix, Inc. 2013 Equity Incentive Plan.

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

CHIMERIX, INC.

November 7, 2016	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, MD, MPH
President and Chief Executive Officer

November 7, 2016	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary