Form 10-K
period 2016-12-31
CHIMERIX INC
filed 2017-03-02
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on The Nasdaq Global Market on June 30, 2016 was $125,692,357.*

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 23, 2017 was 46,555,533.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2016 are incorporated by reference into Part III of this report………………………………………………………
10-K Part III

CHIMERIX, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2016

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

ITEM 1.      BUSINESS

Chimerix Overview

Chimerix, Inc. is a biotechnology company committed to discovering, developing and commercializing medicines that address significant, unmet medical needs. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. Our lead compound, brincidofovir (BCV), is in development as an oral and intravenous (IV) formulation for the prevention and treatment of DNA viruses, including smallpox, adenoviruses (AdV), and the human herpesviruses. We are also advancing the development of CMX521 for the treatment and prevention of norovirus. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Brincidofovir

Brincidofovir is an investigational nucleoside analog that has shown broad-spectrum antiviral activity in vitro against all five families of dsDNA (double-stranded deoxyribonucleic acid) viruses that cause human disease. In over 1,000 patients treated to-date, brincidofovir has been associated with a low risk of kidney or bone marrow toxicity. Oral and IV formulations of brincidofovir are currently in development, both of which deliver the active antiviral directly to the site of viral replication.

Potential indications for brincidofovir include prevention of serious viral infections in hematopoietic or stem cell transplant recipients (HCT), treatment of serious AdV infection and disease, treatment of smallpox, and treatment of BK virus (BKV) infection in kidney and HCT transplant recipients.

Composition of matter coverage for brincidofovir in the U.S. is currently expected to extend to October 2034.

The Company has received three orphan designations from the European Commission in relation to brincidofovir, treatment of AdV infection in immunocompromised patients, prevention of cytomegalovirus (CMV) disease, and treatment of smallpox. Companies that obtain an orphan designation are eligible for a number of incentives in the European Union (EU), including free of charge scientific advice for each orphan designation received. Compounds still meeting the criteria for orphan designation at the time of marketing approval may receive market exclusivity for 10 years from marketing approval, plus an additional two years of market exclusivity for medicines that have complied with the agreed pediatric investigational plan.

I.	Oral Formulations of Brincidofovir

Brincidofovir remains in development as an orally-administered lipid conjugate nucleotide for the treatment of serious AdV infections and as a medical countermeasure for the treatment of smallpox.

A.	Oral Brincidofovir for Treatment of AdV

AdV causes gastrointestinal (GI) and upper respiratory infections, including the common cold, in individuals with a functional immune system. However, in people with a weakened immune system, AdV can lead to life-threatening infections, including pneumonia and hepatitis. Pediatric and adult patients who have undergone allogeneic HCT are at especially high risk for serious or fatal AdV infections due to profound immunodeficiency. Mortality rates of 50 to 80 percent have been reported in the literature for disseminated AdV disease. AdV infections are more common in pediatric transplant recipients than in adults; many transplant centers now actively screen their pediatric patients for AdV infection. There is currently no approved therapy for AdV infection, and although progression to disseminated disease occurs in a small proportion of patients, expected mortality for serious AdV disease is greater than 50 percent in the first three months after diagnosis.

Brincidofovir is a broad-spectrum antiviral with high in vitro potency against all AdV subtypes. Intracellular cleavage of brincidofovir allows cidofovir to be delivered directly to the site of viral replication. Moreover, there is a lower risk of nephrotoxicity and myelotoxicity associated with brincidofovir as compared to off-label use of intravenous cidofovir.

The results of our AdVise trial, described further below, demonstrate:
1) a rapid decline in AdV viral load following oral administration of brincidofovir,
2) a correlation of rapid virologic response with improved survival, and
3) higher survival in patients identified with localized or asymptomatic infection compared with those who had advanced AdV disease, higher viral loads, and infection of multiple organ systems.

i.The AdVise Trial

The AdVise trial, conducted between March 2014 and April 2016, was an open-label, multicenter study designed to evaluate the efficacy, safety and overall tolerability of oral brincidofovir for the treatment of adenovirus infection. Pediatric and adult subjects were assigned to one of three cohorts:

•	Cohort A, comprised of allogeneic HCT recipients with asymptomatic or limited AdV infection;

•	Cohort B, comprised of allogeneic HCT recipients with disseminated adenovirus disease; and

•	Cohort C, comprised of autologous HCT recipients, solid organ transplant recipients and other patients with serious AdV infections.

All subjects were to receive 12 weeks of oral brincidofovir and were followed for at least 36 weeks. On February 23, 2017, a final analysis was presented which included 158 allogeneic HCT recipients assigned to Cohorts A (23 adult and 42 pediatric patients) and B (35 adult and 58 pediatric patients).

In the AdVise trial, declines in AdV viral load of ≥2 log10 c/mL or below the limit of detection at week four were observed in 76 percent of pediatric patients and 45 percent of adult patients.  Notably, this antiviral effect was observed even in HCT recipients who did not yet have immune recovery. In Cohort A, 55 percent of patients with baseline low immunity (CD4 counts <50 cells/ìL) achieved ≥2 log10 c/mL decline or undetectable AdV at week 4. In Cohort B, 52 percent of patients with baseline low immunity achieved ≥2 log10 c/mL decline or undetectable AdV over the same period of time.

In patients with disseminated disease, rapid virologic response, defined as undetectable AdV viremia at week 6, was associated with nearly double the survival rate and lower adenovirus-associated mortality compared with subjects who did not have an antiviral response, as summarized in the table below.

		Mortality			AdV-Associated Mortality
Pediatric	Responder*	7/28 (25%)	}	p=0.031	1/28 (4%)
	Non-responder	7/13 (54%)			2/13 (15%)
Adult	Responder*	5/10 (50%)	}	p=0.0004	0/10 (0%)
	Non-responder	13/14 (93%)			10/14 (71%)

*Responders defined as subjects with baseline AdV viremia still on study at week 6 who had undetectable plasma AdV at week 6; non-responders defined as subjects who did not achieve the specified cut-off. A Cox model incorporating age group was used to compare mortality at 36 weeks in responders and non-responders.

Diarrhea was the most commonly reported treatment-emergent adverse event in AdVise Cohorts A and B, reported at 38 percent of adult and 43 percent of pediatric HCT recipients. Treatment discontinuations related to diarrhea in Cohorts A and B occurred in 5 percent of adult and 6 percent of pediatric patients.

Many subjects enrolled in AdVise, particularly in the first few months of the study, began therapy at a point when they had multiple organ failure or other diagnoses likely to negatively impact their ability to survive the first four weeks of treatment. There was therefore a significant improvement in survival observed for subjects enrolled in the fourth quartile who were begun on brincidofovir with lower viral loads and a shorter time from AdV diagnosis to initiation of treatment. Conditions such as respiratory failure requiring mechanical ventilation, renal failure or relapse of underlying malignancy that are associated with short term mortality are planned to be exclusionary for Study 999.

The rapid virologic responses observed in AdVise, the correlation of antiviral response with improved survival, and the potential for shorter courses of therapy in patients whose AdV infection is identified while the infection is localized/asymptomatic support further study of short course oral brincidofovir therapy in pediatric patients with AdV infection following allogeneic HCT. We anticipate conducting Study 999 (discussed below) as a next step.

ii.Study 999 and the AdVance Study

Study 999 is anticipated to be a small (approx. 140 patients) comparative clinical trial designed to study brincidofovir compared with the standard-of-care in pediatric HCT-recipients with AdV viremia detected in the first 100 days following transplant. The primary endpoint of Study 999 is the proportion of subjects with undetectable plasma AdV at week 4. Study 999 is designed to leverage key learnings from AdVise.

Data from AdVise demonstrated that, overall, pediatric patients were more likely than adult patients to be diagnosed with AdV earlier in the post-transplant period, likely due to regular screening for AdV in place in many pediatric transplant centers. With regular screening, AdV viremia can be detected quickly after reactivation, at a point when viral loads are lower and more likely to be cleared within the first 2-4 weeks of brincidofovir therapy.

Due to the low incidence of AdV infection in adult HCT recipients, adults are generally not screened for AdV and are thus diagnosed with AdV only once symptomatic, and often with higher viral loads and more significant end-organ disease. Even with rapid virologic response to BCV, adults enrolled in AdVise succumbed to other opportunistic infections or organ failure.

If successful, Study 999 may form the basis of an application for conditional or full marketing approval of brincidofovir in the EU for the treatment of AdV infection in HCT recipients. A successful trial may also further support potential continued development of oral brincidofovir in the U.S.

We expect to initiate enrollment of Study 999 in the second half of 2017.

We are also currently conducting AdVance, a retrospective, observational study of the current standard-of-care for treatment of AdV in France, Germany, Italy, Spain, and the United Kingdom. We expect data from AdVance to describe the incidence and outcomes associated with standard of care treatment of AdV infection, supporting the need for new therapeutic options.

B.	Oral Brincidofovir for Treatment of Smallpox

We are collaborating with the Biomedical Advanced Research and Development Authority (BARDA) for the development of brincidofovir as a potential medical countermeasure for smallpox. Efficacy is to be demonstrated via two animal model studies under the FDA’s Animal Rule. Following completion of the second animal efficacy study, we plan to meet with the FDA to discuss any additional required data for a regulatory decision.

During 2016, we provided regulators with a summary of the clinical safety and tolerability of the intended three week course of oral brincidofovir in healthy adults and immunocompromised adults and children, as well as the final study report for the rabbitpox efficacy study of brincidofovir. In this well-characterized model of smallpox, animals were administered a lethal inoculum of rabbitpox virus, and monitored for clinical signs of disease. Following the onset of fever, animals were randomized to receive placebo, immediate brincidofovir, or brincidofovir after a delay of 24, 48, or 72 hours. In this study, brincidofovir administered immediately following the first clinical evidence of infection (fever) demonstrated 100 percent survival. Animals treated with brincidofovir 24 or 48 hours following confirmation of infection demonstrated a 68 percent reduction in mortality compared to animals that received placebo, a group that had less than 50 percent survival. Brincidofovir administered immediately after confirmed infection, or after a 24 or 48 hour delay, resulted in statistically significant (p<0.05) improved mortality compared with the animals that received placebo. Although not statistically significant, there was a numerically improved survival in the animals that began BCV 72 hours after confirmed infection.

Through our continuing development contract with BARDA, we are conducting final confirmatory studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox.

In October 2016, we were notified that the European Medicines Agency’s Committee for Orphan Medicinal Products issued a positive opinion for an Orphan Designation for brincidofovir for the treatment of smallpox.

C.	Oral Brincidofovir Expanded Access Program

We continue to fulfill requests for orally administered brincidofovir via our expanded access programs. In 2016, we granted over 300 requests for AdV alone, highlighting the continued unmet need in this area.

II.	Intravenous (IV) Formulation of Brincidofovir

Our ability to provide brincidofovir in oral and IV formulations enables development across multiple indications and populations with the potential for best-in-class efficacy and safety. Data from preclinical and clinical testing, summarized above, support the continued development of oral brincidofovir for short course treatment of smallpox and AdV. In 28-day animal studies and single dose administration in healthy subjects, IV BCV has shown the potential for less gastrointestinal (GI) injury compared to oral brincidofovir, even with higher plasma drug concentrations and longer-term dosing.

A.	Preclinical Assessments of IV Brincidofovir in Rats

In 2016, we announced the results of a 28-day toxicology study of IV brincidofovir in rats, and a single dose study of radiolabeled brincidofovir administered orally or via IV administration. Data from the radiolabeled brincidofovir study showed that oral administration of brincidofovir provided consistent drug exposure to organs that are often the target of viral infection, such as the liver and kidney, but delivered much higher drug exposures to the small intestine. In contrast, IV brincidofovir demonstrated consistent drug exposure levels to key target organs, while avoiding overexposure in the small intestine. Importantly, IV brincidofovir resulted in higher central nervous system concentrations, which may support testing of this formulation in viral infections that occur in difficult-to-reach compartments, including the brain.

The 28-day toxicology study of IV brincidofovir in rats achieved higher plasma concentrations than had been achieved with oral drug administration, and importantly did not demonstrate the gastrointestinal injury characterized across multiple species following oral brincidofovir administration.

B.	IV Brincidofovir Single Ascending Dose Study in Healthy Subjects

In this Phase 1 study, a total of 40 healthy subjects have been randomized to receive either a single dose of IV BCV or IV placebo in one of four cohorts:

•	Cohort 1: IV BCV 10 mg (n=6) or placebo (n=2);

•	Cohort 2: IV BCV 25 mg (n=6) or placebo (n=2);

•	Cohort 3: IV BCV 50 mg given over 2 hours (n=9) or placebo (n=3); and

•	Cohort 4: IV BCV 50 mg given over 4 hours (n=9) or placebo (n=3).

In this ongoing blinded study, a favorable safety and tolerability profile has been observed in all three cohorts completed to date. Grade 1-2 (on a scale of Grade 1-5) safety laboratory changes were observed in some subjects in the first three dosing cohorts; none were considered clinically significant. No Grade 3 or higher safety laboratory abnormalities were observed for any subjects receiving IV study drug in Cohorts 1, 2 and 3. In Cohort 3, IV BCV 50 mg or placebo, mild Adverse Events (AEs) were reported that possibly were related to study-drug included: a single lower gastrointestinal event of loose stools was reported in one subject, and two other subjects each reported a mild headache that spontaneously resolved. In addition, three subjects had bruising at the site of the IV catheter. IV BCV 50 mg provided plasma drug exposures higher than achieved with oral BCV dosing, and in the range of exposures targeted for treatment indications such as for BK nephropathy.

Cohort 4 will explore IV BCV 50 mg or placebo over a longer period of infusion. Complete clinical and pharmacokinetic data from all four cohorts are expected to be reported in the first half of 2017.

C.	Additional Studies Planned

Following completion of the Single Ascending Dose study of IV BCV, we anticipate conducting a Multiple Ascending Dose (MAD) study of IV brincidofovir in healthy subjects, as well as dose-ranging studies of IV BCV in patients with active viral infections including CMV and/or BKV. Given the broad-spectrum antiviral activity of brincidofovir and the known frequency of multiple DNA viral infections in HCT recipients, we intend to conduct a multi-viral prevention study in high-risk HCT recipients which could initiate in 2018 and could support the first indication for IV brincidofovir. Following the dose-ranging studies in active viral infections, we anticipate conducting pivotal study(ies) in treatment of BK viremia in order to prevent BK-associated nephropathy in kidney transplant recipients. In addition, the improved drug concentrations in the central nervous system (CNS) achieved with IV brincidofovir could support the study of IV brincidofovir in viral CNS infections such as herpes encephalitis, JC virus infection, and CMV infection, which has recently been described to be associated with glioblastoma.

CMX521 for Norovirus

CMX521 is a nucleoside analog identified from our proprietary Chemical Library which targets the norovirus polymerase, a part of the virus that is common to all strains and is required for viral replication. It therefore has the potential to be active against the multiple genetically diverse norovirus strains that circulate each year and cause disease in humans.

Chronic norovirus infection is increasingly being diagnosed in immune compromised patients. Approximately 15-20 percent of HCT and SOT recipients are diagnosed with norovirus within the first 1-2 years after transplant, a diagnosis that has been associated with chronic diarrhea, electrolyte disturbances, and graft rejection.

Toxicology studies of CMX521conducted to date suggest a favorable safety profile. We are currently conducting final preclinical studies of CMX521 in animals. These studies are required to file an Investigational New Drug application (IND) that would allow clinical testing of CMX521 in humans. Assuming we receive positive results from our ongoing preclinical testing, we expect an IND could be filed during the latter half of 2017.

CMX157

CMX157, our second clinical stage nucleoside analog, uses the same proprietary lipid technology as brincidofovir to deliver high intracellular concentrations of the potent antiviral drug, tenofovir. Tenofovir, marketed under the brand name Viread® and in multiple fixed-dose combinations, is widely used for the treatment of HIV and hepatitis B virus (HBV) infection. In December 2014, the Company entered into a licensing agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

Our Chemical Library and Lipid Conjugate Technology

Lipid Conjugate Technology

Our proprietary lipid conjugate technology is used to covalently modify a drug molecule with a lipid side-chain that mimics a naturally occurring phospholipid component of cellular membranes. The lipid mimic can then utilize natural uptake pathways to achieve oral bioavailability, enhance uptake into cells, and potentially to avoid many toxicities.

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

The most advanced example of our proprietary lipid conjugate technology is brincidofovir, which was developed to improve the efficacy and safety of an approved drug, cidofovir. Use of cidofovir has been limited by significant toxicities, particularly kidney toxicity. Unlike cidofovir, the lipid-conjugated brincidofovir molecule is not actively concentrated in the kidneys, but does effectively deliver the active antiviral to cells. Brincidofovir may have a higher benefit-risk ratio that allows expanded use relative to cidofovir, for example in prevention of adenovirus disease, and potentially protection from or treatment of other DNA viruses.

Chimerix Chemical Library

The Chimerix Chemical Library contains over 10,000 heterocyclic ring systems and nucleosides, the majority of which were originally synthesized in the laboratory of Dr. Leroy Townsend at the University of Michigan. This library includes approximately 3,500 nucleoside analog compounds, most of which are candidates for lipid conjugation. We have an active discovery program focusing on viral diseases in which there is significant unmet medical need. We are currently screening the library for activity against multiple viruses including CMV, hepatitis B, and norovirus. Additionally, we are exploring the potential utility of library compounds for the treatment of cancer.

Our Strategy

Our strategy is to discover, develop and commercialize novel therapeutics in areas of significant unmet medical need. Our primary initial focus is leveraging the broad-spectrum profile of brincidofovir to address the multiple DNA viral infections common in transplant recipients and patients with relative immune compromise.

The key components of our strategy are:

•
Advance Oral and IV Formulations of Brincidofovir for the Prevention and Treatment of DNA Virus Infections in HCT and SOT Recipients. We are in the process of initiating a small comparative clinical trial designed to study the effect of brincidofovir versus standard of care in pediatric patients with AdV infection following allogeneic HCT (Study 999). The initial focus of the study will be in European clinical trial sites. If successful, Study 999 may form the basis of an application for conditional or full marketing approval of brincidofovir in the EU for the treatment of AdV infection in HCT recipients. We plan to discuss the design and conduct of this study with the FDA as well. We expect to initiate enrollment of Study 999 in the second half of 2017, which could lead to data as early as the end of 2018 and a potential approval in the EU by 2020.

Following completion of the Single Ascending Dose study of IV BCV, we anticipate conducting a Multiple Ascending Dose (MAD) study of IV brincidofovir in healthy subjects, as well as dose-ranging studies of IV BCV in patients with active viral infections including CMV and/or BKV. Given the broad-spectrum antiviral activity of brincidofovir and the known frequency of multiple DNA viral infections in HCT recipients, we intend to conduct a multi-viral prevention study in high-risk HCT recipients which could initiate in 2018 and could support the first indication for IV brincidofovir.

•
Progress Development of Brincidofovir as a Medical Countermeasure for the Treatment of Smallpox.  We have conducted efficacy studies under the FDA’s Animal Rule to demonstrate the impact of immediate or delayed brincidofovir in a validated model of smallpox infection. We are working with BARDA on design elements of a pivotal efficacy study in a second animal model of smallpox. If we obtain positive results from such a study, we would expect to engage the FDA in discussions about what additional studies, if any, would be required for marketing authorization of brincidofovir for the treatment of smallpox.

•
Develop CMX521 for the Prevention and Treatment of Norovirus. We are currently conducting final preclinical studies of CMX521 in animals. These studies are required to file an Investigational New Drug application (IND) that would allow clinical testing of CMX521 in humans. Assuming we receive positive results from our ongoing preclinical testing, we expect an IND could be filed during the latter half of 2017.

•
Discover and Develop Additional Product Candidates to Strengthen our Product Portfolio.  We have an active discovery and preclinical development program focused on identifying and developing new compounds that can be used to treat diseases for which no current therapeutic option exists or which otherwise continue to have high unmet medical need. We intend to leverage our knowledge and experience of nucleoside analogs to advance compounds in the Chimerix Chemical Library through IND-enabling studies and potential clinical development and/or partnerships. In addition, we are exploring other potential product opportunities based on the ability of our proprietary lipid conjugate technology to significantly improve the drug profile of molecules with limitations in safety or delivery.

•
Evaluate external opportunities to strengthen our pipeline. We are looking at business development opportunities as a means to complement our existing pipeline with technologies that will take advantage of our strengths.  We are actively seeking opportunities to grow our business through the acquisition of or investment in other companies, through strategic relationships, or through in-licensing of complementary compounds and products.

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

In September 2016, we converted our shares of ContraVir Series B Convertible Preferred Stock into 1,071,429 shares of ContraVir common stock.

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

Under the contract, BARDA will reimburse our costs, plus pay us a fixed fee, for the research and development of brincidofovir as a treatment of smallpox infections. The contract consists of an initial performance period, referred to as the base performance segment which ended on May 31, 2013, plus up to four extension periods, referred to as option segments, each of which may be exercised at BARDA’s sole discretion. We must complete agreed upon milestones and deliverables in each discrete work segment before the next option segment is eligible to be exercised. Under the contract as currently in effect, if each follow-on option segment is exercised by BARDA, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees.

We substantially completed the first option segment of the contract on August 28, 2014. In September 2014 we were awarded a contract extension for a second option segment providing an additional $17.0 million. In August 2016, the contract was amended to provide an additional $535,000 in funding for the performance of the second option segment, which is scheduled to end on June

30, 2017. On September 11, 2015, BARDA exercised option segment three, which provided approximately $13 million in funding for the performance of the segment, increasing the total funding of the contract, including this option segment, from approximately $53 million to approximately $66.1 million, and provided that the period of performance for option segment three would begin on September 11, 2015 and end on March 31, 2017. As of December 31, 2016, we had recognized revenue in aggregate of $51.7 million with respect to the base performance segment and the first three extension periods.

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

In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response. We remain in discussions with BARDA regarding the potential to supply brincidofovir to the Strategic National Stockpile, however, there can be no assurances regarding any such procurement. The Company continues to receive funding under an advanced research and development contract for the development of brincidofovir for the treatment of smallpox. We are currently evaluating brincidofovir for efficacy in two different animal models to support potential approval under the Food and Drug Administration’s Animal rule.

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

University of Michigan

In 2006, we entered into a license agreement with The Regents of the University of Michigan (UM) under which we obtained an exclusive, worldwide license to UM’s patent rights in certain inventions (UM Patent Rights) related to certain compounds originally synthesized in the laboratory of Dr. Leroy Townsend at the University of Michigan. Under the license agreement, we are permitted to research, develop, manufacture and commercialize products utilizing the UM Patent Rights, and to sublicense such rights subject to certain sublicensing fees and royalty payments.

In consideration for the rights granted to us under the license agreement, we have paid UM an aggregate of $70,000 in fees and in January 2017 issued UM an aggregate of 33,058 shares of our common stock. In connection with our commercialization or sublicensing of certain products covered by the license agreement, including CMX521, we could be required to pay royalties on net sales of such products ranging from 0.25% to 2%. Beginning in 2024, we are also subject to certain minimum annual royalty payments.

The UM license agreement requires that we use commercially reasonable efforts to develop and make commercially available licensed products as soon as practicable. Specifically, we have agreed to make the first commercial sale of a licensed product by June of 2026. UM may terminate the license agreement if we materially breach the license agreement. We are currently in compliance with our milestone requirements.

Commercial Operations

We anticipate that our first commercial indication for brincidofovir may be in the treatment of AdV infections in pediatric allogeneic HCT recipients. In anticipation of potential regulatory approval and commercial launch of brincidofovir, we are building select commercial functions tied to key milestones. These milestones include the availability of data from our IV brincidofovir studies, and other potential trials or studies, potential submission of marketing applications for brincidofovir, and anticipated approval (or PD) dates.

Patients who undergo an allogeneic HCT are likely to be treated at a small number of major medical centers by specialized teams of physicians and healthcare providers. There are approximately 200 U.S. HCT transplant centers and 300 in the EU-5. The management of therapies for transplant patients is largely the responsibility of transplant physicians, infectious disease specialists, and clinical pharmacists who oversee post-transplant therapies. These clinicians focus on prevention and management of post-transplant infections as one of their key priorities. Practice patterns for the management of transplant patients and post-transplant viral infections vary from institution to institution and are highly driven by research activities, data and publications.

If brincidofovir is approved for the treatment of AdV infection (or CMV infection), we believe it is possible for us to commercialize brincidofovir in the United States, and potentially Canada. We anticipate that this would entail a relatively small commercial infrastructure, which may include a contract sales force, partner sales force, or internal team. While our commercialization efforts may initially be focused on health care providers who are responsible for treating AdV, this commercial infrastructure would serve as the foundation for an expanded commercial presence based on lifecycle indications and other opportunities within the corporate portfolio.

Outside of the United States, subject to obtaining necessary marketing approvals, we may seek to commercialize brincidofovir through distribution or other collaboration arrangements. If we elect to develop brincidofovir for other DNA viral indications, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs, reimbursement complexities and our available resources.

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

We believe that the key competitive factors that will affect the commercial success of brincidofovir and our other product candidates are the efficacy, safety and tolerability profile and the risk:benefit trade-off compared to alternative therapies or procedures. Securing market access and reimbursement will be an important element of product uptake and market penetration. Our commercial opportunity could be negatively impacted if our competitors develop or market products or other technologies that are more effective, better tolerated, safer, more convenient or have greater market access than brincidofovir, or obtain regulatory approval for their products more rapidly than we do. In addition, our ability to compete will be affected by the availability of generic products.

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

Other product candidates currently in development may compete against brincidofovir for the prevention or mitigation of CMV infection in a variety of settings, including:

•	letermovir, an anti-CMV drug being developed for the prevention of CMV infections in adult HCT recipients pursuant to an exclusive worldwide license agreement between AiCuris GmbH & Co. KG and Merck;

•
maribavir, an antiviral owned by Shire, currently in Phase 3 trials for the treatment of CMV resistant or refractory CMV infections in both HCT and SOT adult patients, and for preemptive use in adult HCT patients

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

We believe that brincidofovir has potential benefits over existing and potential competitive products as described in more detail under “Business - Brincidofovir.” As a result, we believe that brincidofovir should be well positioned to gain market share if we obtain the required regulatory approval. However, even with those benefits, we may not be able to make promotional claims that brincidofovir is superior to these competing products without conducting additional studies, which delivers differentiated data, and brincidofovir may be unable to compete successfully against these products. See “Risk Factors - Risks Related to Commercialization of Our Product Candidates.”

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

At February 23, 2017, our worldwide patent portfolio included:

•
over 133 patents or patent applications that we own or have in-licensed from academic institutions, related to brincidofovir and CMX157, which represented a slight increase over the number of patents and patent applications in our patent portfolio at the end of fiscal 2015;

•	21 patents and patent applications related to our agreement with the University of Michigan regarding our proprietary Chemical Library; and

•	71 US and foreign exclusively and jointly owned patents, and 62 U.S., PCT, and foreign applications relating to brincidofovir or CMX157.

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

Manufacturing

We do not own or operate and we do not expect to own or operate facilities for product manufacturing, storage and distribution, or testing. In the past, we have relied on third-party manufacturers for supply of our lead product candidate, brincidofovir, as well as our other product candidates. We expect that in the future we will rely on such manufacturers for supply of drug substance and drug product that will be used in clinical trials of brincidofovir, as well as for commercial purposes should brincidofovir be approved. When produced on a commercial scale, we expect that cost-of-goods-sold relating to brincidofovir will generally be in-line with that of other small-molecule pharmaceutical compounds.

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

Our drug products (tablets, oral suspension, intravenous solution or lyophilized powder for solution) are also manufactured under contract. We have completed development and transfer of our current commercial suspension manufacturing process to our selected contractor that will produce commercial supplies. We are in the process of transferring our current commercial tablet manufacturing process to our selected contractor that will produce commercial supplies. We will begin validation of these processes in 2017. The intravenous formulation of brincidofovir is in early-stage development.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and government authorities of member states of the EU and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Any product candidate that we develop must be approved by the FDA or European Medicines Agency (EMA) before it may be legally marketed in the United States or EU and in other countries by the responsible national regulatory agency before it may be legally marketed.

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

Expedited Development and Review Programs

The FDA has a number of programs that are intended to expedite or facilitate the process for reviewing new drugs and biological products for serious conditions that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track, Breakthrough Therapy, and/or Priority Review designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Breakthrough Therapy designation is for a drug that is intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. Unique to Fast Track and Breakthrough Therapy products, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for marketing approval, including Fast Track and Breakthrough Therapy programs, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to establish safety and efficacy for the approved indication. In addition, the FDA currently requires as a condition for accelerated approval pre-review of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track, Breakthrough, and Priority Review designations and accelerated approval do not change the standards for approval but may expedite the development or approval process.

EU Review and Approval Process

In the EU, there are two main routes for authorizing the marketing of medicines, a centralized route and a national route. The centralized procedure is compulsory for certain types of medicines, including those that have received orphan designation from the European Commission (Orphan Designation).

Under the centralized authorization procedure, pharmaceutical companies submit a single marketing-authorization application to the European Medicines Agency (EMA). EMA’s Committee for Medicinal Products for Human Use (CHMP) carries out a scientific assessment of the application and makes a recommendation to the European Commission whether the medicine should be marketed or not. If authorization is granted by the European Commission, the centralized marketing authorization is valid in all EU Member States as well as in the European Economic Area (EEA) countries Iceland, Liechtenstein and Norway.

Additionally, medicines that belong to at least one of the below categories may be granted a conditional market authorization (CMA). This regulatory pathway is intended to help speed up patient access to new medicines that are:

•	aimed at treating, preventing or diagnosing seriously debilitating or life-threatening diseases;

•	intended for use in emergency situations (also less comprehensive pharmaceutical and non-clinical data may be accepted for such products); and/or

•	designated as orphan medicines.

A CMA may be granted if: (1) the CHMP finds that the benefit-risk balance of the product is positive, (2) it is likely that the applicant will be able to provide comprehensive data, (3) the unmet medical needs will be fulfilled, and (4) the benefit to public health of the medicinal product’s immediate availability on the market outweighs the risks due to need for further data.

CMAs are valid for one year and can be renewed annually. The CMA holder will be required to complete specific obligations (to complete ongoing or new studies, and in some cases additional activities) with a view to providing comprehensive data confirming that the benefit-risk balance is positive. Once comprehensive data on the product have been obtained, the CMA may be converted into a full marketing authorization (not subject to specific obligations). Initially, this is valid for five years, but can be renewed for unlimited validity.

Orphan Designation in the EU
In order to qualify for Orphan Designation, a medicine must meet the following criteria:

•	it must be intended for the treatment, prevention or diagnosis of a disease that is life-threatening or chronically debilitating;

•
the prevalence of the condition in the EU must not be more than 5 in 10,000 or it must be unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development; and

•
no satisfactory method of diagnosis, prevention or treatment of the condition concerned can be authorized, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

EMA is responsible for reviewing applications from sponsors for orphan designation. The EMA’s Committee for Orphan Medicinal Products (COMP), through its network of experts, examines applications for Orphan Designation and issues an opinion to EMA. The evaluation process takes approximately of 90 days from validation. Once EMA receives COMP’s opinion, EMA sends it to the European Commission, which is responsible for granting the Orphan Designation.
At the time a sponsor of a marketing application files for marketing authorization for a medicine that has received Orphan Designation, the sponsor must also submit a report on the maintenance of the Orphan Designation in parallel. EMA uses this report to determine whether the medicine can maintain its status as an orphan medicine and benefit from the extended market exclusivity applicable to orphan products. Market exclusivity is linked to the maintenance of the Orphan Designation when the medicine receives a marketing authorization for the indication concerned.
If it is determined that a medicine still meets the criteria for Orphan Designation at the time of marketing approval, that medicine may benefit from a period of ten years market exclusivity in the EU. This incentive is intended to protect orphan medicines from market competition with similar medicines with similar indications once they are approved, and fundamentally to encourage the development of medicines for rare diseases.

The applicant is obliged to submit an annual report to the EMA every year after their medicine has been granted orphan designation. The annual report needs provide information on the status of the development of the medicine, such as a review of ongoing clinical studies, a description of the investigation plan for the coming year and any anticipated or current problems in the process, difficulties in testing and potential changes that may have an impact on the medicine’s orphan designation.

The European Commission is responsible for granting market exclusivity for orphan medicines. Market exclusivity is linked to each specific Orphan Designation for which a marketing authorization has been granted. Each Orphan Designation carries the potential for one market exclusivity for a particular indication. A medicine that has several separate Orphan Designations for different indications can have several separate market exclusivities if these refer to separate designated conditions.

The period of market exclusivity is extended by two years for medicines that also have complied with an agreed pediatric investigation plan (PIP). Each orphan designation for a product linked to a separate orphan condition is eligible for a two-year extension if this is accounted for in the PIP. The extension is granted by the European Commission based on the positive compliance check from the Paediatric Committee and opinion from the CHMP.

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

In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA.  The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their respective national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products for which we receive marketing approval. Historically, the price structures for products launched in the EU do not follow those of the United States and tend to be significantly lower.

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we and our strategic alliance partners will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we or our collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application (CTA), must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the particular clinical trial may proceed.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we or our strategic alliance partners must submit a marketing authorization application. The application used to file the NDA or a Biologics License Application in the United States is similar to the application dossier (eCTD) required in the EU.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Employees

As of December 31, 2016, we had 87 full-time employees. Of these employees, 61 employees are engaged in research and development activities and 26 employees are engaged in marketing, finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated in the State of Delaware in April 2000. Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 29,053 square feet of office space. The leases for this facility expire in February 2021. We separately lease laboratory space in Durham and Research Triangle Park, North Carolina, encompassing a total of approximately 10,274 square feet. The leases for this laboratory space in Durham and Research Triangle Park expire in June 2018 and August 2018, respectively.

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

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $76.4 million, $117.4 million and $59.3 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of approximately $415.8 million.

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

•	continue the development of brincidofovir for the treatment of smallpox as a medical countermeasure;

•	advance the development of an intravenous (IV) formulation of brincidofovir;

•	obtain regulatory approvals for brincidofovir;

•	scale-up manufacturing capabilities to commercialize brincidofovir for any indications for which we receive regulatory approval;

•	conduct IND-enabling studies and initiate clinical development of CMX521 for norovirus;

•	expand our research and development activities and advance our clinical programs;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts and seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development, obtain the necessary regulatory approvals and commercialize our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•
obtaining favorable results for and advancing the development of brincidofovir and our other product candidates, including successfully completing clinical development of IV and oral formulations of brincidofovir;

•	obtaining United States and foreign regulatory approval(s) for brincidofovir;

•	launching and commercializing brincidofovir, including establishing a sales force and/or collaborating with third party providers of sales organizations;

•	achieving broad market acceptance of brincidofovir in the medical community and with third-party payers;

•	delivering a competitive value proposition compared to established competition and/or competitors who will enter the market before or after any of our product candidates, including brincidofovir; and

•	generating, licensing or otherwise acquiring a pipeline of product candidates which progress to clinical development, regulatory approval, and commercialization.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of our product candidates is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of our product candidates is delayed because we are required by the U.S. Food and Drug Administration (FDA) or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate, or we decide to conduct additional studies or trials for strategic reasons. For example, in December 2015 we announced that in the SUPPRESS trial, brincidofovir did not prevent clinically significant CMV infection through Week 24 after HCT to a greater extent than occurred on placebo, the primary endpoint of the trial.

We have undertaken a review of our overall development plan for brincidofovir. We anticipate that we will need to conduct one or more clinical trials in order to attain FDA and/or foreign regulatory approval of brincidofovir. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs that will result from any additional trials.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements for at least the next twelve months. As we increase development with the IV formulation, with CMX521 for norovirus, and with our BARDA activities, we currently expect research and development expenses to trend upward modestly in 2017. In addition, we presently continue to provide brincidofovir for the treatment of AdV infection through our expanded access trial (Study 351) in the US and through the Named Patient Program in the EU. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA or foreign regulatory authorities requires us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than brincidofovir. In any event, we will require additional capital to commercialize our lead product candidate, brincidofovir.

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

Our AdVise study of brincidofovir for the treatment of AdV infection in allogeneic HCT recipients and other immunocompromised individuals is complete and in light of an absence of a mortality benefit observed, when results were compared to data from Study 305, our historical matched control study, we will be required to conduct one or more additional prospective, controlled trials of brincidofovir in AdV.

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

We have never obtained regulatory approval for a drug. It is possible that the FDA and/or foreign health authorities, such as the EMA, may refuse to accept our NDA (or corresponding foreign application) for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of brincidofovir.

In light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when results from our AdVise study were compared to data from Study 305, our historical matched control study, it is anticipated that regulatory approval of brincidofovir for the treatment of AdV will require one or more additional prospective controlled studies of brincidofovir in patients with AdV. We may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before reconsideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

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

We depend on the successful completion of animal efficacy studies for brincidofovir for the treatment of smallpox. The positive efficacy results obtained for brincidofovir for the treatment of rabbitpox in the rabbit animal model may not be repeated in future animal efficacy studies.

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

For example, in light of the results from our Phase 3 SUPPRESS and open-label AdVise trials of brincidofovir we anticipate that we will need to conduct one or more additional studies of brincidofovir, and the clinical studies we design and/or submit may not be approved. We do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates, including brincidofovir. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including brincidofovir, may be adversely impacted.

We are developing brincidofovir to treat patients who are extremely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if they are not shown to be related to brincidofovir.

It is our intention to further develop our lead product candidate, brincidofovir, for the treatment of AdV infection through clinical trials, and for the prevention or treatment of other DNA viral infections. Many of these patients receive an HCT as a potential cure or remission for many cancers and genetic disorders. For example, patients that were enrolled in AdVise were often extremely sick and had a high likelihood of experiencing adverse outcomes as a result of their infection or due to other significant risks including relapse of their underlying malignancy. To prepare for an HCT, patients receive a pre-transplant conditioning regimen, which involves high-dose chemotherapy and may also include radiation therapy. The conditioning regimen suppresses the patient's immune system in order to prevent it from attacking the new bone marrow.

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

Adverse events (AEs) caused by our product candidates could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. For example, subjects enrolled in our clinical trials for brincidofovir have experienced gastrointestinal AEs and liver-related safety laboratory value changes. In addition, brincidofovir is related to the approved drug cidofovir, a compound which has been shown to result in significant renal toxicity and impairment following use. There is also a risk that our other product candidates may induce AEs, many of which may be unknown at this time. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates, including brincidofovir, may be negatively impacted. We anticipate that we will need to conduct one or more additional clinical trials in order to attain FDA and/or foreign regulatory approval of brincidofovir.

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

We cannot commercialize our product candidates, including brincidofovir, until the appropriate regulatory authorities have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for brincidofovir. Additional delays in the United States may result if brincidofovir is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In the EU context, an Oral Explanation during MAA review could extend approval timelines and result in a Negative Opinion. A re-examination procedure is available in the EU whereby a Negative Opinion could be over-turned and become a Positive Opinion. New rapporteurs would be selected for the product. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including brincidofovir.

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

Brincidofovir and our other product candidates will also be subject to additional ongoing regulatory requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. In the United States, the holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. If a REMS is required, the NDA holder may be required to monitor and evaluate those in the healthcare system who are responsible for implementing ETASU measures. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Moreover, EU and member countries impose strict restrictions on the promotion and marketing of drug products. The off-label promotion of medicinal products is prohibited in the EU and in other territories. The promotion of medicinal products that are not subject to a marketing authorization is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU and in other territories could be penalized by administrative measures, fines and imprisonment.

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

Obtaining FDA approval for brincidofovir or any of our other products in the United States does not mean we will ever obtain approval for or commercialize brincidofovir or any of our other products outside of the United States, nor does approval of brincidofovir or any of our other products outside the United States mean we will ever obtain approval for or commercialize brincidofovir or any of our other products inside the United States, all of which could limit our ability to realize their full market potential.

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

Conversely, approval by regulatory authorities outside the United States, such as the European Commission, does not ensure approval by the FDA. Moreover, clinical trials conducted outside the United States may not be accepted by the FDA.

There is no guarantee that brincidofovir or any other of our product candidates will be eligible for or receive certain regulatory incentives, such as orphan drug designation, and even if they do, we may never actually realize some or all of the associated benefits, such as market exclusivity.

There are a variety of incentives made available by regulatory authorities in the United States, the EU, and other countries, such as orphan drug designation, which may benefit companies developing medicines in areas of unmet need. There is no guarantee, however, that brincidofovir or any of our other product candidates will be eligible for or receive such incentives. For example, even though the Company has received orphan designation for brincidofovir in the EU for the treatment of AdV in immunocompromised patients, prevention of CMV disease, and treatment of smallpox, the European Commission must determine that brincidofovir still meets the mandatory criteria for each of these orphan designations at the time of marketing approval, which may not happen.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Recently, the U.S. House of Representatives and Senate passed legislation, which, if signed into law by President Trump, would repeal certain aspects of the Health Care Reform Law. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Health Care Reform Law that are repealed. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

Any of these events could lead to clinical study delays, failure to obtain regulatory approval or impact our ability to successfully commercialize our products. Some of these events could be the basis for FDA or equivalent foreign regulator action, including injunction, recall, seizure, or total or partial suspension of production.

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

We have a validated processes for drug substance production for brincidofovir at a scale that is well in excess of our anticipated commercial scale. We are currently revalidating our drug substance process, and will begin revalidating our drug product process, using our current commercial processes at our intended commercial scale with our intended commercial manufacturers.

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

We and our CROs are required to comply with the FDA’s guidance for clinical trials conducted within the jurisdiction of the United States, which follows the International Conference on Harmonization Good Clinical Practice (ICH GCP), which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces the ICH GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with the ICH GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our Phase 3 clinical trials for brincidofovir will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of brincidofovir. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat these Phase 3 clinical trials, which would delay the regulatory approval process.

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

If any of our product candidates, including brincidofovir, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including brincidofovir, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy in our clinical trials;

•	relative convenience, ease of administration and acceptance by physicians, patients, pharmacists and health care payers;

•	prevalence and severity of any AEs;

•	limitations or warnings contained in the FDA-approved labeling from Regulatory Authorities such as the FDA and EMA for the relevant product candidate;

•	availability of alternative treatments;

•	pricing and cost-effectiveness;

•	effectiveness of our or any future collaborators’ sales and marketing strategies;

•	ability to obtain hospital formulary approval;

•	ability to ensure availability for product through appropriate channels;

•	ability to maintain adequate inventory; and

•	ability to obtain and maintain sufficient third-party coverage or reimbursement, which may vary from country to country.

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

If our product candidates are approved for commercialization, we may enter into agreements with third parties to market those product candidates outside the United States, including brincidofovir. We expect that we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in the EU and other foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory and labor requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and

•
regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti‑bribery provisions, or similar anti‑bribery or anti‑corruption laws and regulations.

We have limited experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by both the EU and many of the individual countries in Europe with which we will need to comply. Many U.S.-based biopharmaceutical companies have found the process of marketing their own products outside the United States to be very challenging.

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

We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we rely on an exclusive license to certain patents, proprietary technology and know-how from The Regents of the University of California (UC), which we believe cover brincidofovir. We also have an exclusive license to certain patents covering inventions of the Regents of the University of Michigan (UM). If we fail to comply with our obligations under our license agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the UC license, brincidofovir, which would have a materially adverse effect on our business.

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

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current development contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second and third option segments of the contract which are scheduled to end in June 2017 and March 2017, respectively. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segment is completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

At present, certain activities that are included in Option Segments 2 and 3 of our contract with BARDA are forecasted to end later than the current end of the period of performance of those contract segments (i.e. later than June 30, 2017 and March 31, 2017, respectively). We plan to request no-cost extensions for each contract segment before the scheduled end of the period of performance. If we are unable to reach agreement with BARDA on a no-cost extension to either, or both, of these segments our ability to receive revenues under the contract will be materially impaired.

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

Before we can enter into the contract we must negotiate its terms, including the price and delivery schedule. In addition, as a governmental agency, BARDA’s ability to enter into a contract is subject to continued funding for this purpose, which can change at any time. In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response. We remain in discussions with BARDA regarding the potential to supply brincidofovir to the Strategic National Stockpile, however, there can be no assurances regarding any such procurement. The Company continues to receive funding under an advanced research and development contract for the development of brincidofovir for the treatment of smallpox. We are currently evaluating brincidofovir for efficacy in two different animal models to support potential approval under the Food and Drug Administration’s Animal rule.

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

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of brincidofovir, which could cause significant delays or an inability to successfully commercialize brincidofovir, which materially harm our business.

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

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that occurred in December 2015, a large percentage of the options held by our employees are underwater.  As of December 31, 2016, greater than 90% of all outstanding options had an exercise price below the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. In

May 2016 in order to address the issue of employee retention we granted a total of 1.2 million restricted stock units to employees and executives with vesting over 18 and 36 months respectively. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Based upon shares of common stock outstanding as of December 31, 2016, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 39% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 29,053 square feet of office space. The leases for this facility expire in February 2021.We separately lease laboratory space in Durham and Research Triangle Park, North Carolina, encompassing a total of approximately 10,274 square feet. The leases for this laboratory space in Durham and Research Triangle Park expire in June 2018 and August 2018, respectively.

We believe that our property and equipment are generally well maintained and in good operating condition.

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

	Year Ended December 31, 2016
	High	Low
First Quarter	$9.72	$4.36
Second Quarter	$6.47	$3.50
Third Quarter	$5.96	$3.71
Fourth Quarter	$5.64	$3.66

	Year Ended December 31, 2015
	High	Low
First Quarter	$43.41	$34.51
Second Quarter	$47.46	$33.37
Third Quarter	$58.04	$35.62
Fourth Quarter	$43.37	$6.43

Stock Performance Graph(1)

The following graph shows a comparison from April 11, 2013 through December 31, 2016 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes as initial investment of $100 on April 11, 2013. The comparisons in the graph below are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock or Indexes.

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
* Assuming the investment of $100 on 4/11/2013 (and the reinvestment of dividends thereafter) in each of (i) Chimerix, Inc.’s common stock, (ii) the NASDAQ Biotechnology Index and (iii) the NASDAQ Composite Index.

Stockholders

As of February 23, 2017, there were 31 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

ITEM 6.    SELECTED FINANCIAL DATA

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

We derived the following selected Consolidated Statement of Operations and Comprehensive Loss Data for the years ended December 31, 2016, 2015, and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
Consolidated Statement of Operations and Comprehensive Loss Data	2016	2015	2014	2013	2012
Revenues:
Contract revenue	$5,702	$9,214	$4,040	$4,370	$16,275
Collaboration and licensing revenue	—	1,548	—	—	17,445
Total revenues	5,702	10,762	4,040	4,370	33,720
Operating expenses:
Research and development	58,647	97,717	45,379	24,662	30,106
General and administrative	25,007	31,296	17,527	8,327	6,397
Total operating expenses	83,654	129,013	62,906	32,989	36,503
Loss from operations	(77,952)	(118,251)	(58,866)	(28,619)	(2,783)
Other income (expense):
Interest income (expense), net	1,562	879	(446)	(1,236)	(776)
Fair value adjustments to preferred stock warrant liability	—	—	—	(6,590)	(847)
Net loss	(76,390)	(117,372)	(59,312)	(36,445)	(4,406)
Accretion of redeemable convertible preferred stock	—	—	—	(34,108)	(4,357)
Net loss attributable to common shareholders	$(76,390)	$(117,372)	$(59,312)	$(70,553)	$(8,763)
Net loss per share, basic and diluted	$(1.65)	$(2.67)	$(1.80)	$(3.65)	$(5.75)
Weighted-average shares outstanding, basic and diluted	46,267,064	43,878,326	33,003,714	19,307,422	1,524,628

	Years Ended December 31,
Consolidated Balance Sheet Data	2016	2015	2014	2013	2012
Cash and cash equivalents	$51,463	$20,605	$128,462	$109,976	$19,906
Short-term investments, available-for-sale (1)	180,558	199,729	106,114	—	9,849
Working capital	226,360	208,658	220,390	102,802	23,931
Long-term investments (1)	47,407	124,040	52,973	—	—
Total assets	286,770	355,992	291,878	113,387	32,031
Loan payable, net, current portion (2)	—	—	4,296	5,573	4,753
Loan payable, net, less current portion (2)	—	—	—	4,294	9,867
Redeemable convertible preferred stock warrant liability	—	—	—	—	7,512
Redeemable convertible preferred stock	—	—	—	—	107,723
Accumulated deficit	(415,804)	(339,414)	(222,042)	(162,730)	(101,032)
Total stockholders’ equity (deficit)	$276,224	$335,459	$274,636	$98,539	$(101,031)

(1)	Further details of investments is available in "Notes to Consolidated Financial Statements, Note 1. Fair Value of Financial Instruments" in Item 8 of this Annual Report.
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

Overview

Chimerix, Inc. is a biotechnology company committed to discovering, developing and commercializing medicines that address significant, unmet medical needs. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. Our lead compound, brincidofovir (BCV), is in development as an oral and intravenous (IV) formulation for the prevention and treatment of DNA viruses, including smallpox, adenoviruses, and the human herpesviruses. We are also advancing the development of CMX521 for the treatment and prevention of norovirus. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Recent Developments

Preliminary Data from Ongoing Phase 1 Single Ascending Dose Study of Intravenous BCV in Healthy Subjects

On March 2, we presented preliminary data from the ongoing Phase 1 Single Ascending Dose study of IV brincidofovir in which a total of 40 healthy subjects have been randomized to receive either a single dose of IV brincidofovir or IV placebo in one of four cohorts:

•	Cohort 1: IV BCV 10 mg (n=6) or placebo (n=2);

•	Cohort 2: IV BCV 25 mg (n=6) or placebo (n=2);

•	Cohort 3: IV BCV 50 mg given over 2 hours (n=9) or placebo (n=3); and

•	Cohort 4: IV BCV 50 mg given over 4 hours (n=9) or placebo (n=3).

In this ongoing blinded study, a favorable safety and tolerability profile has been observed in all three cohorts completed to date. Grade 1-2 (on a scale of Grade 1-5) safety laboratory changes were observed in some subjects in the first three dosing cohorts; none were considered clinically significant. No Grade 3 or higher safety laboratory abnormalities were observed for any subjects receiving IV study drug in Cohorts 1, 2 and 3. In Cohort 3, IV BCV 50 mg or placebo, mild Adverse Events (AEs) were reported that possibly were related to study-drug included: a single lower gastrointestinal event of loose stools was reported in one subject, and two other subjects each reported a mild headache that spontaneously resolved. In addition, three subjects had bruising at the site of the IV catheter. IV BCV 50 mg provided plasma drug exposures higher than achieved with oral BCV dosing, and in the range of exposures targeted for treatment indications such as for BK nephropathy.

Cohort 4 will explore IV BCV 50 mg or placebo over a longer period of infusion. Complete clinical and pharmacokinetic data, from all four cohorts are expected to be reported in the first half of 2017.

Final Data from AdVise Trial

On February 23, 36-week data from the AdVise trial of BCV for the treatment of adenovirus infection in allogeneic hematopoietic cell transplant (HCT) recipients was presented at the combined annual meetings of the Center for International Blood & Marrow Transplant Research (CIBMTR) and the American Society for Blood and Marrow Transplantation (ASBMT) held February 22-26, 2017 in Orlando, FL.

The AdVise trial, conducted between March 2014 and April 2016, was an open-label, multicenter study designed to evaluate the efficacy, safety and overall tolerability of oral brincidofovir for the treatment of adenovirus infection. Pediatric and adult subjects were assigned to one of three cohorts:

•	Cohort A, comprised of allogeneic HCT recipients with asymptomatic or limited adenovirus infection;

•	Cohort B, comprised of allogeneic HCT recipients with disseminated adenovirus disease; and

•	Cohort C, comprised of autologous HCT recipients, solid organ transplant recipients and other patients with serious adenovirus infections.

All subjects were to receive 12 weeks of oral brincidofovir and were followed for at least 36 weeks. The final analysis includes 158 allogeneic HCT recipients assigned to Cohorts A (23 adult and 42 pediatric patients) and B (35 adult and 58 pediatric patients).

In the AdVise trial, declines in AdV viral load of ≥2 log10 c/mL or below the limit of detection at week four were observed in 76 percent of pediatric patients and 45 percent of adult patients.  Notably, this antiviral effect was observed even in HCT recipients who did not yet have immune recovery. In Cohort A, 55 percent of patients with baseline low immunity (CD4 counts <50 cells/ìL) achieved ≥2 log10 c/mL decline or undetectable AdV at week 4. In Cohort B, 52 percent of patients with baseline low immunity achieved ≥2 log10 c/mL decline or undetectable AdV over the same period of time.

In patients with disseminated disease, rapid virologic response, defined as undetectable AdV viremia at week 6, was associated with nearly double the survival rate and lower AdV-associated mortality compared with subjects who did not have an antiviral response, as summarized in the table below.

		Mortality			AdV-Associated Mortality
Pediatric	Responder*	7/28 (25%)	}	p=0.031	1/28 (4%)
	Non-responder	7/13 (54%)			2/13 (15%)
Adult	Responder*	5/10 (50%)	}	p=0.0004	0/10 (0%)
	Non-responder	13/14 (93%)			10/14 (71%)

*Responders defined as subjects with baseline AdV viremia still on study at week 6 who had undetectable plasma AdV at week 6; non-responders defined as subjects who did not achieve the specified cut-off. A Cox model incorporating age group was used to compare mortality at 36 weeks in responders and non-responders.

Diarrhea was the most commonly reported treatment-emergent adverse event in AdVise Cohorts A and B, reported at 38 percent of adult and 43 percent of pediatric HCT recipients. Treatment discontinuations related to diarrhea in Cohorts A and B occurred in 5 percent of adult and 6 percent of pediatric patients.

Many subjects enrolled in AdVise, particularly in the first few months of the study, began therapy at a point when they had multiple organ failure or other diagnoses likely to negatively impact their ability to survive the first four weeks of treatment. There was therefore a significant improvement in survival observed for subjects enrolled in the fourth quartile who were begun on brincidofovir with lower viral loads and a shorter time from AdV diagnosis to initiation of treatment. Conditions such as respiratory failure requiring mechanical ventilation, renal failure or relapse of underlying malignancy that are associated with short term mortality are planned to be exclusionary for Study 999.

Financial Overview

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from a government grant and contract and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at Chimerix’s discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $17.5 million and $13 million in expense reimbursement and fees, respectively. The second option segment is scheduled to end on June 30, 2017 and the third option segment is scheduled to end on March 31, 2017. As of December 31, 2016, we had recognized revenue in aggregate of $51.7 million with respect to the base performance segment and the first three extension periods.

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

From our inception through December 31, 2016, we have incurred approximately $355.4 million in research and development expenses, of which $315.6 million relates to our development of brincidofovir. These costs were largely related to the conduct of our clinical trials, including most recently our two clinical trials of brincidofovir.

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

	Years Ended December 31,
	2016	2015	2014
Direct research and development expenses	$31,415	$70,348	$31,392
Research and development personnel costs	22,172	22,269	11,235
Indirect research and development expenses	5,060	5,100	2,752
Total research and development expenses	$58,647	$97,717	$45,379

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

Following conclusion of our Phase 3 SUPPRESS trial and our AdVise study, and the closing of our SUSTAIN and SURPASS trials in kidney transplant recipients, research and development expenses significantly decreased in 2016. As we increase development with the IV formulation, with CMX521 for norovirus, and with our BARDA activities, we currently expect research and development expenses to trend upward modestly in 2017.

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

General and administrative expenses decreased in 2016, driven primarily by a reduction in expenses related to commercial preparations and other cost saving efforts. As we begin to increase these expenses again, we currently expect general and administrative expense to trend upward modestly in 2017.

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

Share-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $16.2 million, $13.0 million and $4.4 million was recognized in the years ended December 31, 2016, 2015 and 2014, respectively. The share-based compensation expense recognized included expense for stock options, restricted stock units (RSUs) and our employee stock purchase plan purchase rights.

We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes pricing model. This estimate is affected by our stock price as well as assumptions including the expected volatility, expected term, risk-free interest rate, expected dividend yield, expected rate of forfeiture and the fair value of the underlying common stock on the date of grant.

For performance-based RSUs, we begin to recognize the expense when it is deemed probable that the performance-based goal will be met. We evaluate the probability of achieving performance-based goals on a quarterly basis.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2016 included in this Annual Report. We believe that our accounting policies relating to revenue recognition, research and development prepaids and accruals, investments and share-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 to our audited consolidated financial statements included in this Annual Report.

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

From our inception through December 31, 2016, we have not generated any revenue from product sales. For the same period, we have generated $89.1 million in grant and contract revenue. We recognize revenue under government grants and contracts as qualifying research activities are conducted based on invoices received from company vendors. Any amounts received in advance of performance are recorded as deferred revenue until earned.

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

On December 17, 2014, we entered into a collaboration and license agreement with ContraVir Pharmaceuticals. In exchange for the license to CMX157 rights, we received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, we are eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. We recorded this amount as deferred revenue, and upon completion of the transfer of the IND and technical know-how related to CMX157 in April 2015, we recognized the $1.5 million upfront payment as revenue. In September 2016, we converted our shares of ContraVir Series B Convertible Preferred Stock into 1,071,429 shares of ContraVir common stock.

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

Our objective is to reflect the appropriate research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of our research and development efforts. We determine prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. We adjust our rate of research and development expense recognition if actual results differ from our estimates. We make estimates of our prepaid and accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2016, there had been no material adjustments to our prior period estimates of prepaid and accruals for research and development expenses. Our research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Investments

Investments consist primarily of brokered certificates of deposit, U.S. Treasury securities and stock of a U.S. corporation. We invest in high-credit quality investments in accordance with our investment policy which minimizes the probability of loss.

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders deficit. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income or expense, net. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. We periodically review available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of our amortized cost basis. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the years ended December 31, 2016, 2015 and 2014.

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

Valuation of Share-Based Compensation

We record the fair value of share-based awards issued to employees as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period. For non-employees, we also record the fair value of stock options as of the grant date as compensation expense. We then periodically re-measure the awards to reflect the current fair value at each reporting period until the non-employee completes the performance obligation or the date on which a performance commitment is reached. Expense is recognized over the related service period.

For the years ended December 31, 2016, 2015, and 2014, there was no non-employee share-based compensation expense. Employee share-based compensation expense includes stock options, RSUs and employee stock purchase plan purchase rights and has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows:

	Years Ended December 31,
	2016	2015	2014
Income Statement Classification:
Research and development expense	$7,137	$5,578	$1,085
General and administrative expense	9,086	7,381	3,326
Total stock-based compensation expense	$16,223	$12,959	$4,411

RSU compensation expense is based on the grant-date fair value of our Common stock.

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

•	We use historical exercise data to estimate expected term.

•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

•	The assumed dividend yield is based on our expectation of not paying dividends for the foreseeable future.

•	We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2016, 2015, and 2014 are set forth below:

Stock Options

	Years Ended December 31,
	2016	2015	2014
Expected volatility	85.16%	66.89%	71.47%
Expected term (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	1.70%	1.53%	1.91%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$5.62	$25.18	$14.01

Employee Stock Purchase Plan

	Years Ended December 31,
	2016	2015	2014
Expected volatility	111.57%	57.77%	74.24%
Expected term (in years)	1.37	1.15	0.8
Weighted-average risk-free interest rate	0.75%	0.43%	0.09%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$3.20	$22.10	$9.93

Utilization of Net Operating Loss Carryforwards

At December 31, 2016, we had net operating loss carryforwards for federal and state tax purposes of approximately $356.1 million and $287.2 million, respectively. At December 31, 2015, we had net operating loss carryforwards for federal and state tax purposes of approximately $296.6 million and $233.9 million, respectively. In addition, we had tax credit carryforwards for federal tax purposes of approximately $14.5 million as of December 31, 2016, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders or groups over a three-year period (a Section 382 ownership change), utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our initial public offering, our private placement and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2016 and December 31, 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and December 31, 2015, together with the changes in those items in dollars and percentage (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	% Change
	2016	2015	Increase/(Decrease)
Revenues:
Contract revenue	$5,702	$9,214	$(3,512)	(38.1)%
Collaboration and licensing revenue	—	1,548	(1,548)	(100.0)%
Total revenues	5,702	10,762	(5,060)	(47.0)%
Operating expenses:
Research and development	58,647	97,717	(39,070)	(40.0)%
General and administrative	25,007	31,296	(6,289)	(20.1)%
Total operating expenses	83,654	129,013	(45,359)	(35.2)%
Loss from operations	(77,952)	(118,251)	40,299	(34.1)%
Other income (expense):
Interest income (expense), net	1,562	879	683	77.7%
Net loss	$(76,390)	$(117,372)	$40,982	(34.9)%

Contract Revenue

For the year ended December 31, 2016, contract revenue decreased to $5.7 million compared to $9.2 million for the year ended December 31, 2015. The decrease of $3.5 million, or 38.1%, was related to a decrease in reimbursable expenses related to our contract with BARDA.

Collaboration and Licensing Revenue

For the year ended December 31, 2016, we did not have any collaboration and licensing revenue. For the year ended December 31, 2015, total collaboration and licensing revenue was $1.5 million related to our collaboration and licensing agreement with ContraVir Pharmaceuticals.

Research and Development Expenses

For the year ended December 31, 2016, our research and development expenses decreased to $58.6 million compared to $97.7 million for the year ended December 31, 2015. The decrease of $39.1 million, or 40.0%, was primarily related to the following:

•
a decrease of $31.0 million in oral BCV clinical expenses, comprised primarily of a decrease related to the completion of our Phase 3 SUPPRESS and AdVise clinical trials and the closeout of our SUSTAIN and SURPASS clinical trials;

•	a decrease of $3.1 million in costs related to the development of oral BCV drug manufacturing, and

•	a decrease in other research and development expenses, offset by

•	increases in costs of approximately $3.6 million related to the development of an IV formulation of brincidofovir and development of CMX521, the company's asset for norovirus

General and Administrative Expenses

For the year ended December 31, 2016, our general and administrative expenses decreased to $25.0 million compared to $31.3 million for the year ended December 31, 2015. The decrease of $6.3 million, or 20.1%, was primarily related to the following:

•	a decrease of $7.1 million as we delayed our commercialization readiness activities for brincidofovir;

•	a decrease of $1.2 million in operational support costs as part of our cost-saving efforts; offset by

•
a net increase in compensation and other employee related costs of $1.9 million, consisting of an increase of $1.7 million of share-based compensation and an increase of $0.2 million of compensation and benefits.

Interest Income (Expense), Net

For the year ended December 31, 2016, our interest income, net was $1.6 million compared to interest income, net of $0.9 million for the year ended December 31, 2015. The increase of $0.7 million was attributable to increased interest earned on higher cash and investment balances over prior year and a reduction in interest expense as our debt was paid in full in October 2015.

Comparison of the Years ended December 31, 2015 and December 31, 2014

The following table summarizes the results of our operations for the years ended December 31, 2015 and December 31, 2014, together with the year-over-year changes in those items in dollars (in thousands, except for percentages):

	Years Ended December 31,		Dollar Change	% Change
	2015	2014	Increase/(Decrease)
Revenues:
Contract revenue	$9,214	$4,040	$5,174	128.1%
Collaboration and licensing revenue	1,548	—	1,548	*
Total revenues	10,762	4,040	6,722	166.4%
Operating expenses:
Research and development	97,717	45,379	52,338	115.3%
General and administrative	31,296	17,527	13,769	78.6%
Total operating expenses	129,013	62,906	66,107	105.1%
Loss from operations	(118,251)	(58,866)	(59,385)	100.9%
Other income (expense):
Interest income (expense), net	879	(446)	1,325	(297.1)%
Net loss	$(117,372)	$(59,312)	$(58,060)	97.9%

* Not meaningful or not calculable

Contract Revenue

For the year ended December 31, 2015, contract revenue increased to $9.2 million compared to $4.0 million for the year ended December 31, 2014. The increase of $5.2 million, or 128.1%, was related to an increase in reimbursable expenses related to our contract with BARDA.

Collaboration and Licensing Revenue

For the year ended December 31, 2015, total collaboration and licensing revenue was $1.5 million. In December 2014, we entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals. We recognized the upfront license fee payment as deferred revenue in 2014. During the second quarter of 2015, we completed our performance obligations related to this agreement and recognized $1.5 million of collaboration and licensing revenue. For the year ended December 31, 2014, we did not have any collaboration and licensing revenue.

Research and Development Expenses

For the year ended December 31, 2015, our research and development expenses increased to $97.7 million compared to $45.4 million for the year ended December 31, 2014. The increase of $52.3 million, or 115.3%, was primarily related to the following:

•
an increase in clinical trial expenses of $30.9 million primarily related to our Phase 3 SUPPRESS and AdVise studies, as well as the costs of initiating our Phase 3 SUSTAIN and SURPASS studies, which we have since closed;

•
an increase in compensation and other employee related costs of $11.0 million, consisting of $6.5 million of compensation and benefit expense related to the addition of new employees to our clinical, regulatory, development and manufacturing departments and $4.5 million of share-based compensation;

•	an increase in drug manufacturing costs of $5.7 million for raw materials as we began primary and secondary brincidofovir manufacturing campaigns;

•	an increase of $2.9 million in legal and consulting expenses mainly related to the preparation of regulatory filings; and

•	an increase in animal studies of $1.0 million related to work under the BARDA contract and other preclinical development expenses.

General and Administrative Expenses

For the year ended December 31, 2015, our general and administrative expenses increased to $31.3 million compared to $17.5 million for the year ended December 31, 2014. The increase of $13.8 million, or 78.6%, was primarily related to the following:

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

Interest Expense, Net

For the year ended December 31, 2015, our interest income, net was $0.9 million compared to interest expense, net of $0.4 million for the year ended December 31, 2014. The change of $1.3 million was attributable to increased interest earned on higher cash and investment balances over prior year and a reduction in interest expense as our debt was paid in full in October 2015.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since our inception in 2000 and, as of December 31, 2016, we had an accumulated deficit of $415.8 million. We anticipate that we will continue to incur losses for at least the next several years. In connection with the closing of our active clinical trials for brincidofovir, we have seen a reduction in expenses. However, we currently expect both research and development expenses and general and administrative expenses to trend upward modestly in 2017, and we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

On May 27, 2014, we completed an underwritten public offering of 8,395,000 shares of common stock, including 1,095,000 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $14.22 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $111.8 million. The securities described above were offered by us pursuant to a shelf registration statement declared effective by the SEC on May 16, 2014. The shelf registration statement allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities, up to a total aggregate offering price of $200.0 million from time to time in one or more offerings. As of December 31, 2016, we had sold approximately $119.4 million of our common stock under this shelf registration statement.

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

Since our inception through December 31, 2016, we have funded our operations principally with $595.5 million (net of issuance costs of $23.9 million) from the sale of common stock and preferred stock, $37.4 million of research funding from our various National Institute of Allergy and Infectious Diseases awards, $51.7 million in revenue from our BARDA contract, debt financings totaling $21.0 million, $17.5 million of licensing revenue, and $13.3 million from stock option and warrant exercises and purchases under our Employee Stock Purchase Plan (ESPP). As of December 31, 2016, we had capital available to fund operations of approximately $278.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods (in thousands):

	Years Ended December 31,
Cash sources and uses:	2016	2015	2014
Net cash used in operating activities	$(63,815)	$(99,708)	$(47,077)
Net cash provided by (used in) investing activities	94,065	(169,496)	(159,700)
Net cash provided by financing activities	608	161,347	225,263
Net increase (decrease) in cash and cash equivalents	$30,858	$(107,857)	$18,486

Operating Activities

Net cash used in operating activities of $63.8 million for the year ended December 31, 2016 was primarily the result of our $76.4 million net loss and the change in operating assets and liabilities, offset by the add-back of non-cash expenses of $16.2 million for stock based compensation, $1.2 million of amortization of premiums on investments and $1.1 million depreciation of property and equipment. The change in operating assets and liabilities includes a decrease in accounts payable and accrued liabilities of $10.1 million, offset by a decrease in prepaid expenses and other assets of $3.2 million and a decrease of $0.9 million in accounts receivable due to a decrease in reimbursable expenses related to our contract with BARDA.

Net cash used in operating activities of $99.7 million for the year ended December 31, 2015 was primarily the result of our $117.4 million net loss, offset by the add-back of non-cash expenses of $13.0 million for stock based compensation and $1.6 million of amortization of premiums on investments. The change in operating assets and liabilities includes an increase in accounts payable and accrued liabilities of $7.7 million primarily related to increased research and development activities for our Phase 3 SUPPRESS clinical trial, offset by an increase in prepaid expenses and other assets of $3.0 million and an increase of $2.4 million in accounts receivable due to an increase in reimbursable expenses related to our contract with BARDA.

Net cash used in operating activities of $47.1 million for the year ended December 31, 2014 was primarily the result of our $59.3 million net loss, offset by the add-back of non-cash expenses of $4.4 million for stock based compensation and $1.2 million of amortization of premiums on investments. The change in operating assets and liabilities includes an increase in accounts payable and accrued liabilities of $6.2 million primarily related to increased research and development activities for our Phase 3 SUPPRESS clinical trial, and a decrease of $0.1 million in accounts receivable due to a decrease in reimbursable expenses related to our contract with BARDA, offset by an increase in prepaid expenses and other assets of $0.1 million.

Investing Activities

Net cash provided by investing activities of $94.1 million during the year ended December 31, 2016 was primarily the result of maturities of short-term investments, offset by purchases of short-term and long-term investments. Net cash used in investing activities of $169.5 million during the year ended December 31, 2015 was primarily the result of purchases of short-term and long-term investments, offset by sales and maturities of short-term and long-term investments. Net cash used in investing activities of $159.7 million during the year ended December 31, 2014 was primarily the result of purchases of short-term and long-term investments, offset by sales and maturities of short-term investments.

Financing Activities

Net cash provided by financing activities of $0.6 million for the year ended December 31, 2016 was primarily the result of $0.6 million from the exercise of stock options and purchases under the ESPP. Net cash provided by financing activities of $161.3 million for the year ended December 31, 2015 was primarily the result of approximately $161.9 million in net proceeds from the completion of a public offering and $4.2 million from the exercise of stock options, warrants and purchases under the ESPP, offset by $4.7 million in debt repayment and fees. Net cash provided by financing activities of $225.3 million for the year ended December 31, 2014 was primarily the result of approximately $225.9 million in net proceeds from the completion of two public offerings and $5.0 million from the exercise of stock options, warrants and purchases under the ESPP, offset by $5.7 million in debt repayment.

On May 27, 2014, we completed an underwritten public offering of 8,395,000 shares of common stock, including 1,095,000 shares sold pursuant to the full exercise of an option previously granted to the underwriters to purchase additional shares of common stock. All of the shares were offered by us at a price to the public of $14.22 per share. The net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $111.8 million. The securities described above were offered by us pursuant to a shelf registration statement declared effective by the SEC on May 16, 2014. The shelf registration statement allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities, up to a total aggregate offering price of $200.0 million from time to time in one or more offerings. As of December 31, 2016, we had sold approximately $119.4 million of our common stock under this shelf registration statement.

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

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize brincidofovir or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Furthermore, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital requirements for at least the next 12 months. At present, we expect our research and development expenses and general and administrative expenses to trend upward modestly in 2017. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•
the willingness of the FDA and/or foreign regulators to accept the results from Study 999, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and approval of brincidofovir for the treatment of adenovirus infection;

•
the progress, costs, results and timing of future clinical trials of brincidofovir for other potential indications, including prevention of multiple DNA virus infections and treatment of AdV, BKV and smallpox;

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2016 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases (1)	$3,033	$826	$1,423	$784	$—
Total	$3,033	$826	$1,423	$784	$—

(1)
Consists of our corporate headquarters lease encompassing 29,053 square feet of office space that expires in February 2021, and our laboratory leases encompassing a total of approximately 10,274 square feet which are located in Durham and Research Triangle Park, North Carolina and expire in June 2018 and August 2018, respectively.

In addition to the amounts set forth in the table above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. Under our license agreement with UC, we made milestone and sublicense payments totaling approximately $1.2 million through December 31, 2016. We will be required to make additional payments when certain milestones are achieved and we are obligated to pay royalties based on future product sales. As of December 31, 2016, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. In connection with the development and commercialization of brincidofovir and CMX157 (which we have licensed to ContraVir Pharmaceuticals), in addition to royalties on product sales, we could be required to pay UC up to an aggregate of $3.4 million in milestone payments, assuming the achievement of all applicable milestone events under the license agreement. Under our license agreement with the University of Michigan, we are required to pay minimum royalties from 2024 through the expiration of the last licensed issued patent (which we estimate to be $20 thousand in the year 2024, but any additional royalties that may be payable under the University of Michigan agreement are not estimable.

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

We do not believe that our cash, cash equivalents and available-for-sale investments have significant risk of default or illiquidity. While we believe our cash and cash equivalents and available-for-sale investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2016 or 2015.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Chimerix, Inc.

We have audited the accompanying consolidated balance sheets of Chimerix, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chimerix, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chimerix, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 2, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Chimerix, Inc.

We have audited Chimerix, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Chimerix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chimerix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chimerix, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 of Chimerix, Inc. and our report dated March 2, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 2, 2017

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$51,463	$20,605
Short-term investments, available-for-sale	180,558	199,729
Accounts receivable	1,599	2,432
Prepaid expenses and other current assets	2,845	6,071
Total current assets	236,465	228,837
Long-term investments	47,407	124,040
Property and equipment, net of accumulated depreciation	2,843	3,045
Other long-term assets	55	70
Total assets	$286,770	$355,992
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,890	$10,458
Accrued liabilities	6,215	9,721
Total current liabilities	10,105	20,179
Lease-related obligations	441	354
Total liabilities	10,546	20,533
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2016 and 2015; no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2016 and 2015; 46,522,475 and 46,162,525 shares issued and outstanding at December 31, 2016 and 2015, respectively	46	46
Additional paid-in capital	692,422	675,591
Accumulated other comprehensive loss	(440)	(764)
Accumulated deficit	(415,804)	(339,414)
Total stockholders’ equity	276,224	335,459
Total liabilities and stockholders’ equity	$286,770	$355,992

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Contract revenue	$5,702	$9,214	$4,040
Collaboration and licensing revenue	—	1,548	—
Total revenues	5,702	10,762	4,040
Operating expenses:
Research and development	58,647	97,717	45,379
General and administrative	25,007	31,296	17,527
Total operating expenses	83,654	129,013	62,906
Loss from operations	(77,952)	(118,251)	(58,866)
Other income (expense):
Interest income (expense), net	1,562	879	(446)
Net loss	(76,390)	(117,372)	(59,312)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	324	(799)	35
Comprehensive loss	$(76,066)	$(118,171)	$(59,277)
Per share information:
Net loss, basic and diluted	$(1.65)	$(2.67)	$(1.80)
Weighted-average shares outstanding, basic and diluted	46,267,064	43,878,326	33,003,714

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2013	$26	$261,243	$—	$(162,730)	$98,539
Share-based compensation	—	4,411	—	—	4,411
Exercise of stock options	2	4,591	—	—	4,593
Exercise of warrants	—	6	—	—	6
Employee stock purchase plan purchases	1	425	—	—	426
Issuance of 8,395,000 shares of common stock at $14.22 per share, net of issuance costs of $7,531	8	111,837	—	—	111,845
Issuance of 4,197,500 shares of common stock at $29.00 per share, net of issuance costs of $7,634	4	114,089	—	—	114,093
Comprehensive loss:
Unrealized gain on investments, net	—	—	35	—	35
Net loss	—	—	—	(59,312)	(59,312)
Total comprehensive loss					(59,277)
Balance, December 31, 2014	41	496,602	35	(222,042)	274,636
Share-based compensation	—	12,959	—	—	12,959
Exercise of stock options	—	2,107	—	—	2,107
Exercise of warrants	1	1,000	—	—	1,001
Employee stock purchase plan purchases	—	1,048	—	—	1,048
Issuance of 4,341,250 shares of common stock at $39.75 per share, net of issuance cost of $10,685	4	161,875	—	—	161,879
Comprehensive loss:
Unrealized loss on investments, net	—	—	(799)	—	(799)
Net loss	—	—	—	(117,372)	(117,372)
Total comprehensive loss					(118,171)
Balance, December 31, 2015	46	675,591	(764)	(339,414)	335,459
Share-based compensation	—	16,223	—	—	16,223
Exercise of stock options	—	168	—	—	168
Employee stock purchase plan purchases	—	440	—	—	440
Comprehensive loss:
Unrealized gain on investments, net	—	—	324	—	324
Net loss	—	—	—	(76,390)	(76,390)
Total comprehensive loss					(76,066)
Balance, December 31, 2016	$46	$692,422	$(440)	$(415,804)	$276,224

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(76,390)	$(117,372)	$(59,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,063	657	283
Amortization of debt costs	—	64	148
Amortization of premium/discount on investments	1,223	1,622	1,175
Share-based compensation	16,223	12,959	4,411
Amortization of lease-related obligations	132	19	(19)
Changes in operating assets and liabilities:
Accounts receivable	861	(2,354)	142
Prepaid expenses and other assets	3,215	(3,028)	(107)
Accounts payable and accrued liabilities	(10,142)	7,725	6,202
Net cash used in operating activities	(63,815)	(99,708)	(47,077)
Cash flows from investing activities:
Purchases of property and equipment	(841)	(2,393)	(1,018)
Purchases of short-term investments	(23,992)	(60,297)	(155,433)
Purchases of long-term investments	(79,381)	(234,791)	(55,337)
Sales of short-term investments	—	1,003	3,499
Maturities of short-term investments	198,279	126,742	48,589
Maturities of long-term investments	—	240	—
Net cash provided by (used in) investing activities	94,065	(169,496)	(159,700)
Cash flows from financing activities:
Proceeds from exercise of stock options	168	2,107	4,593
Proceeds from employee stock purchase plan stock purchases	440	1,048	426
Proceeds from exercise of warrants	—	1,001	6
Proceeds from public offerings, net of offering costs	—	161,879	225,938
Payments for deferred financing costs	—	(338)	—
Repayments of debt	—	(4,350)	(5,700)
Net cash provided by financing activities	608	161,347	225,263
Net increase (decrease) in cash and cash equivalents	30,858	(107,857)	18,486
Cash and cash equivalents:
Beginning of period	20,605	128,462	109,976
End of period	$51,463	$20,605	$128,462
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$158	$614
Non-cash acquisition of investment in U.S. corporation	$—	$—	$1,545

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biotechnology company committed to discovering, developing and commercializing medicines that address significant, unmet medical needs. The Company was founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. The Company's lead compound, brincidofovir, is in development as an oral and intravenous (IV) formulation for the prevention and treatment of DNA viruses, including smallpox, adenoviruses, and the human herpesviruses. The Company is also advancing the development of CMX521 for the treatment and prevention of norovirus. In addition, the Company has an active discovery program focusing on viral targets for which limited or no therapies are currently available.

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

Cash and Cash Equivalents

The Company considers any highly liquid instrument with an original maturity of three months or less at acquisition to be a cash equivalent. Cash equivalents consist of money market funds and commercial paper.

Investments

Investments consist primarily of brokered certificates of deposit, U.S. Treasury securities and stock of a U.S. corporation. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the probability of loss.

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders equity. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income or expense, net. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company does not intend to sell, and is not likely to be required to sell, the available-for-sale securities in an unrealized loss position before recovery of the amortized cost bases of the securities, which may be maturity. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense, net. There were no such declines in value for the years ended December 31, 2016, 2015 and 2014. The Company recognizes interest income on an accrual basis in interest income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.

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

Accounts Receivable

Accounts receivable at December 31, 2016 and December 31, 2015 consisted of amounts billed under the Company’s contract with the Biomedical Advanced Research and Development Authority (BARDA). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates hierarchy disclosures and, based on various factors, it is possible that an asset or liability may be classified differently from period to period. However, the Company expects that changes in classification between levels will be rare. There were no transfers between Level 1 and Level 2 or transfers to or from Level 3 during the year ended December 31, 2015. When  the 18 month restriction on selling the Company's investment in ContraVir Pharmaceuticals ended on June 17, 2016, the investment was transferred from Level 3 to Level 2 as the fair value was based on quoted prices for similar assets and there were no significant unobservable inputs. The Company's investment in ContraVir Pharmaceuticals transferred from Level 2 to Level 1 when the Company converted its investment in Series B Preferred shares into common stock in 2016.

At December 31, 2016 and 2015, the Company had cash equivalents, consisting of money market funds, and short-term and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At December 31, 2016, the Company had cash equivalents, consisting of commercial paper, and short-term investments comprised of brokered certificates of deposit, and at December 31, 2015, the Company had short-term investments and long-term investments comprised of brokered certificates of deposits, for which quoted prices are not available that are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

At December 31, 2015, the Company's preferred stock investment in ContraVir Pharmaceuticals was categorized as Level 3 as there were significant unobservable inputs. The valuation of the investment at December 31, 2015 was calculated on an as if converted to common share basis with a discount for lack of marketability applied due to the 18 month restriction from the date of the investment on selling the converted common shares, which ended on June 17, 2016. An option pricing model was used to determine the discount for lack of marketability of 10% at December 31, 2015. The key unobservable inputs used in the option pricing model at December 31, 2015 were (i) exercise price - $1.54, (ii) dividend yield - 0%, (iii) expected holding period - 0.46 years, (iv) risk-free rate - 0.44%, and (v) volatility - 75%. On September 30, 2016, the Company converted its preferred stock investment in ContraVir into 1,071,429 shares of ContraVir common stock, which was categorized as a Level 1 asset and valued based on ContraVir's common stock value. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its market value. The Company does not currently intend to sell, and is not more likely than not to be required to sell, its investment in ContraVir before recovery of its market value. The change in valuation for the years ended December 31, 2016 and 2015, primarily based on changes in the fair value of ContraVir common shares, was recorded to unrealized (loss) gain on investments, net in the Consolidated Statements of Operations and Comprehensive Loss.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
		December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$15,733	$15,733	$—	$—
Commercial paper	35,097	—	35,097	—
Total cash equivalents	50,830	15,733	35,097	—
Short-term investments
Certificates of deposit	7,450	—	7,450	—
U.S. Treasury securities	171,822	171,822	—	—
Common stock of U.S. corporation	1,286	1,286	—	—
Total short-term investments	180,558	173,108	7,450	—
Long-term investments
U.S. Treasury securities	47,407	47,407	—	—
Total long-term investments	47,407	47,407	—	—
Total assets	$278,795	$236,248	$42,547	$—

		Fair Value Measurements
		December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$19,795	$19,795	$—	$—
Total cash equivalents	19,795	19,795	—	—
Short-term investments
Certificates of deposit	23,030	—	23,030	—
U.S. Treasury securities	175,214	175,214	—	—
Preferred stock of U.S. corporation	1,485	—	—	1,485
Total short-term investments	199,729	175,214	23,030	1,485
Long-term investments
Certificates of deposit	7,668	—	7,668	—
U.S. Treasury securities	116,372	116,372	—	—
Total long-term investments	124,040	116,372	7,668	—
Total assets	$343,564	$311,381	$30,698	$1,485

Below is a table that presents a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements (Level 3)
Preferred stock of U.S. corporation:
Fair value at January 1, 2014	$—
Investment acquired	1,545
Fair value increase recorded in other comprehensive loss	236
Fair value at December 31, 2014	1,781
Fair value decrease recorded in other comprehensive loss	(296)
Fair value at December 31, 2015	1,485
Fair value decrease recorded in other comprehensive loss	(371)
Fair value transferred to Level 2	(1,114)
Fair value at December 31, 2016	$—

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Prepaid research and development expenses	$843	$4,165
Interest receivable	772	670
Prepaid insurance	389	385
Other prepaid expenses and current assets	841	851
Total prepaid expenses and other current assets	$2,845	$6,071

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

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued compensation	$2,906	$2,939
Accrued research and development expenses	2,257	3,596
Other accrued liabilities	1,052	3,186
Total accrued liabilities	$6,215	$9,721

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

For the years ended December 31, 2016, 2015 and 2014, contract and grant revenue consisted only of revenue from the BARDA contract as there was no grant revenue. The Company recognizes contract and grant revenue as qualifying research activities are conducted based on invoices received from the Company’s vendors. Changes in fringe and indirect rates are recognized as a change in estimate in the period such rate changes are approved by BARDA. For the year ended December 31, 2015, collaboration and licensing revenue primarily consisted of the upfront license fee payment from ContraVir recognized when we completed our performance obligations.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2016, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through December 31, 2016, and therefore has not recorded any current provision for income taxes.

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

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock units and the employee stock purchase plan purchase rights, based on estimated fair values. The fair value of employee stock options and employee stock purchase plan purchase rights is estimated on the grant date using the Black-Scholes valuation model. The grant-date fair value for restricted stock units is based upon the market price of the Company's common stock on the date of the grant. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods.

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

401(k) Plan

The Company maintains a defined contribution employee retirement plan (“401(k) plan”). Historically, the Company has not made contributions into the 401(k) plan on behalf of participants. In March 2015, the Company began making matching contributions into the 401(k) plan on behalf of participants. For the years ended December 31, 2016 and 2015, the Company recognized expenses for matching contributions of $0.4 million and $0.3 million, respectively.

Basic and Dilutive Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock at December 31, 2016, 2015 and 2014.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of warrants to purchase common stock, non-vested restricted stock, stock options to purchase common stock, and employee stock purchase plan purchase rights as the impact of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 1,012,928, 1,202,887 and 2,170,660 for the years ended December 31, 2016, 2015 and 2014, respectively.

Segments

The Company operates in only one segment. The chief operating decision-maker, who is the Company’s Chief Executive Officer, and management use cash flows as the primary measure to manage the business and do not segment the business for internal reporting or decision making.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The FASB has issued several updates to the standard which (1) defer the original effective date to annual periods and interim periods within those annual periods beginning after December 15, 2017, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); (2) clarify the application of the principal versus agent guidance (ASU 2016-08); and (3) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). The Company has made progress toward completing its evaluation of the potential changes from adopting this new standard on its financial reporting and disclosures. The Company expects to complete this process in the second half of 2017.

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

Note 2. Investments

The following tables summarize the Company's short-term and long-term investments (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$7,445	$5	$—	$7,450
U.S. Treasury securities	219,415	15	(201)	219,229
Common stock of U.S. corporation	1,545	—	(259)	1,286
Total investments	$228,405	$20	$(460)	$227,965

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$30,724	$2	$(28)	$30,698
U.S. Treasury securities	292,264	—	(678)	291,586
Preferred stock of U.S. corporation	1,545	—	(60)	1,485
Total investments	$324,533	$2	$(766)	$323,769

The following tables summarize the Company's investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	128,204	(201)	—	—	128,204	(201)
Common stock of U.S. corporation	1,286	(259)	—	—	1,286	(259)
Total	$129,490	$(460)	$—	$—	$129,490	$(460)
Number of securities with unrealized losses		24		—		24

	December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$24,450	$(28)	$—	$—	$24,450	$(28)
U.S. Treasury securities	291,586	(678)	—	—	291,586	(678)
Preferred stock of U.S. corporation	1,485	(60)	—	—	1,485	$(60)
Total	$317,521	$(766)	$—	$—	$317,521	$(766)
Number of securities with unrealized losses		180		—		180

The following table summarizes the scheduled maturity for the Company's investments at December 31, 2016 (in thousands):

December 31, 2016
Maturing in one year or less	$179,272
Maturing after one year through two years	47,407
Total debt investments	$226,679
Common stock of U.S. corporation	1,286
Total investments	$227,965

Note 3. Property and Equipment

Property and equipment, net of accumulated depreciation consisted of the following (in thousands):

	December 31,
	2016	2015
Lab equipment	$2,419	$1,946
Leasehold improvements	1,570	1,463
Computer equipment	1,262	1,063
Office furniture and equipment	586	536
Property and equipment	5,837	5,008
Less accumulated depreciation	(2,994)	(1,963)
Property and equipment, net of accumulated depreciation	$2,843	$3,045

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

The first tranche, which was paid in full as of June 30, 2015, had an interest-only period of twelve months followed by a principal and interest amortization period of 30 months with interest being charged at 8.25% per year. The second tranche, which was paid in full as of December 31, 2015, had an interest-only period of six months followed by a principal and interest amortization period of 32 months with interest being charged at 8.25%. There were certain fees in accordance with the LSA which were recorded as discounts or short-term liabilities depending on the nature of the fees and accreted through interest expense over the life of the loans. As of December 31, 2015, the LSA was paid in full and no amounts remain outstanding.

Note 5. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. The Company has the following minimum rental payments under non-cancelable operating lease obligations that existed at December 31, 2016 (in thousands):

Years Ending December 31,	Minimum Rental Payment
2017	$825
2018	759
2019	665
2020	672
2021	112
Total future minimum rental payments	$3,033

Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.7 million, $0.6 million, and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Sublease

The Company subleases 3,537 square feet of its office space under non-cancelable operating lease that expires February 2021. Total future minimum rentals under the non-cancelable operating sublease as of December 31, 2016 are presented below (in thousands):

Years Ending December 31,	Minimum Sublease Rentals
2017	$60
2018	74
2019	77
2020	81
2021	14
Total future minimum sublease rentals	$306

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA. Periodic audits are required under the grant and contract agreements and certain costs may be questioned as appropriate under the agreements. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the agreements has been made as of December 31, 2016 and 2015.

Note 6. Stockholders’ Equity (Deficit)

Common Stock

The Company’s common stock consists of 200 million authorized shares at December 31, 2016 and 2015, and 46.5 million and 46.2 million shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.

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

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2016	2015
For exercise of common stock warrants	227,794	227,794
For exercise of outstanding common stock options	4,342,466	2,746,395
For delivery upon vesting of outstanding restricted stock units	946,200	—
For future equity awards under the 2013 Equity Incentive Plan	662,180	1,609,791
For future purchases under the 2013 Employee Stock Purchase Plan	1,612,759	1,298,333
Total shares of common stock reserved for future issuances	7,791,399	5,882,313

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

The Company estimates the fair value of its share-based awards to employees, directors and consultants using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of highly complex and subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the Company’s limited operating history and historical and implied volatility data, the Company has based its estimates of expected volatility on a blend of Company specific historical data and a group of similar public traded companies. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, positions within the industry, and with historical share price information sufficient to meet the expected life of its stock options. For employee stock options the Company uses historical exercise data to estimate the expected life. The expected term for share-based compensation granted to non-employees is the contractual life. The risk-free interest rates for the periods within the expected life of the option are based on the U.S. Treasury instrument with a life that is similar to the expected life of the option grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the stock options granted:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	85.16%	66.89%	71.47%
Expected term (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	1.70%	1.53%	1.91%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$5.62	$25.18	$14.01

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2016, 2015 and 2014, the Company applied a forfeiture rate based on the Company’s historical forfeitures.

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Total Intrinsic Value
Balance, January 1, 2015	1,859,970	$15.79	8.46
Granted	1,249,683	41.80	—
Exercised	(292,581)	7.22	—
Forfeited	(70,677)	30.78	—
Balance, December 31, 2015	2,746,395	$28.19	8.41
Granted	2,418,551	7.76	—
Exercised	(48,441)	3.48	—
Forfeited	(774,039)	24.13	—
Balance, December 31, 2016	4,342,466	$17.81	8.09	$540,234
Exercisable at December 31, 2016	2,033,315	$19.77	7.44	$483,421
Vested or expected to vest at December 31, 2016	4,275,950	$17.83	8.08	$537,904

As of December 31, 2016, there was approximately $22.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2013 Plan. That compensation cost is expected to be recognized over a weighted-average period of approximately 2.28 years.

Other information regarding the Company’s stock options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Weighted-average grant-date fair value per share of options granted	$5.62	$25.18	$14.01
Total intrinsic value of options exercised	$119	$10,139	$30,438
Total fair value of shares vested	$13,330	$11,498	$4,696

The following table summarizes, at December 31, 2016, by price range: (1) for stock option awards outstanding under the 2013 Plan, the number of stock option awards outstanding, their weighted-average remaining life and their weighted-average exercise price; and (2) for stock option awards exercisable under the Plan, the number of stock option awards exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Range	Number	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$1.53 to 7.57	504,307	5.85	$4.00	399,862	$3.89
7.58 to 8.06	1,927,576	9.02	8.06	456,715	8.06
15.79 to 18.75	423,521	7.05	17.83	313,439	17.84
18.76 to 39.17	599,121	7.56	25.43	398,537	25.04
39.18 to 53.74	887,941	8.21	41.67	464,762	41.71
$1.53 to 53.74	4,342,466	8.09	$17.81	2,033,315	$19.77

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward the Company’s success and that of its affiliates. The ESPP initially authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. On January 1, 2015 and 2016, the common stock reserved for future issuance under the ESPP was automatically increased by an additional 410,317 and 422,535 shares, respectively, bringing the total number of shares of common stock that may be purchased under the ESPP to 1,381,191 and 1,803,726, respectively.

The Company has reserved a total of 1,803,726 shares of common stock to be purchased under the ESPP, of which 1,612,759 and 1,298,333 shares remained available for purchase at December 31, 2016 and 2015, respectively. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. The Company issued 108,109 and 56,583 shares of common stock pursuant to the ESPP for the year ended December 31, 2016 and 2015, respectively. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the ESPP purchase rights:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	111.57%	57.77%	74.24%
Expected term (in years)	1.37	1.15	0.8
Weighted-average risk-free interest rate	0.75%	0.43%	0.09%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$3.20	$22.10	$9.93

As of December 31, 2016, the Company had a liability of $0.3 million representing employees' contributions to the ESPP.

Restricted Stock Units

In 2016, the Company issued Restricted Stock Units (RSUs) to certain employees which vest over a service period of 3 years and 1.5 years for executives and non-executives, respectively. When vested, the RSU represented the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted.

A summary of activity related to the Company’s RSUs is as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant-Date Fair Value
Balance, January 1, 2016	—
Granted	1,209,000	$4.91
Share issuance	(203,400)	4.91
Forfeited	(59,400)	4.91
Balance, December 31, 2016	946,200	$4.91

Warrants

In February 2011, the Company issued warrants to purchase an aggregate of 5,501,215 shares of Series F redeemable convertible preferred stock at an exercise price of $2.045 per share. Upon the completion of the Company’s IPO in April 2013, these warrants were converted into warrants to purchase 1,549,628 shares of common stock at an exercise price of $7.26 per share. The warrants are exercisable at any time and expire on February 4, 2018. At December 31, 2016 and 2015, warrants for the purchase of 227,794 shares of common stock were issued, outstanding and exercisable .

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. For the years ended December 31, 2016, 2015, and 2014, there was no non-employee share-based compensation expense. Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Income Statement Classification:
Research and development expense	$7,137	$5,578	$1,085
General and administrative expense	9,086	7,381	3,326
Total stock-based compensation expense	$16,223	$12,959	$4,411

Cash received from exercises under all share-based payment arrangements for 2016, 2015 and 2014 was $0.6 million, $3.2 million and $5.0 million, respectively. There was no actual tax benefit realized for the tax deductions from exercises of the share-based payment arrangements during 2016, 2015 or 2014.

The Company continues to account for stock options issued to non-employees using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. Compensation cost for performance-based awards is recognized when it is probable that the performance criteria will be met.

Note 7. Income Taxes

No income tax expense or benefit has been recorded for the years ended December 31, 2016, 2015 or 2014. This is due to the establishment of a valuation allowance against the deferred tax assets generated during those periods. At December 31, 2016, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2016, 2015, and 2014 (in thousands, except percentages):

	2016		2015		2014
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$(25,973)	34.0%	$(39,907)	34.0%	$(20,166)	34.0%
State income taxes	(1,544)	2.0%	(2,176)	1.9%	(1,343)	2.3%
Research and development credits	(2,691)	3.5%	(5,698)	4.9%	(2,577)	4.3%
Foreign rate differential	(2)	—%	2	—%	—	—%
Permanent items	2,537	(3.3)%	3,687	(3.1)%	1,525	(2.6)%
Provision to return adjustments	259	(0.3)%	(426)	0.2%	64	(0.1)%
Effect of change in state tax rate	1,585	(2.1)%	932	(0.8)%	2	—%
Increase in unrecognized tax benefits	444	(0.6)%	950	(0.8)%	425	(0.7)%
Change in valuation allowance	25,385	(33.2)%	42,636	(36.3)%	22,070	(37.2)%
Net benefit	$—	—%	$—	—%	$—	—%

The components of deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Domestic net operating loss carryforwards	$114,111	$93,923
Foreign net operating loss carryforwards	—	2
Research and development expenses	813	1,289
Capitalized Section 174 expenses	48	51
Research and development credits	10,907	8,889
Accrued bonuses	1,006	822
Share-based compensation	7,214	3,671
Other	460	604
Total gross deferred tax assets	134,559	109,251
Valuation allowance	(134,496)	(109,111)
Total deferred tax assets	63	140
Deferred tax liabilities:
Other	(63)	(140)
Total deferred tax liabilities	(63)	(140)
Total deferred tax assets and liabilities, net	$—	$—

At December 31, 2016, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $356.1 million and $287.2 million respectively. At December 31, 2015, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $296.6 million and $233.9 million respectively. The federal losses begin to expire in 2020 and the state losses begin to expire in 2018. The Company’s federal and state net operating loss carryforwards include approximately $35.9 million of excess tax benefits related to deductions from the exercise of stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to additional paid-in capital. In addition, the Company has tax credit carryforwards for federal tax purposes of approximately $14.5 million as of December 31, 2016, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. Management has recorded a valuation allowance for all of the deferred tax assets due to the uncertainty of future taxable income.

The Company incorporated a subsidiary in the United Kingdom in 2014. However, the subsidiary has had minimal activity since inception. The subsidiary recorded a small amount of net income as of December 31, 2016 and a small net loss as of December 31, 2015 and as such, has no undistributed earnings.

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

As of December 31, 2016 and 2015, the total unrecognized tax benefits were approximately $2.4 million and $2.0 million, respectively, and of this total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next twelve months. Furthermore, the Company does not expect any cash settlement with the taxing authorities as a result of these unrecognized tax benefits as the Company has sufficient unutilized carryforward attributes to offset the tax impact of these adjustments.

The Company has determined that there may be a future limitation on the Company’s ability to utilize its entire federal R&D credit carryover. Therefore, the Company recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2016 and 2015, as follows (in thousands):

Balance at December 31, 2014	$1,006
Increases related to 2015	940
Increases related to prior periods	10
Balance at December 31, 2015	1,956
Increases related to 2016	444
Increases related to prior periods	—
Balance at December 31, 2016	$2,400

The Company has determined that it had no other material uncertain tax benefits for the year ended December 31, 2016. As of January 1, 2017, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal and state income tax examinations for the tax years 2000 through 2016. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016.

Note 8. Significant Agreements

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

The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $17.5 million and $13 million in expense reimbursement and fees, respectively. The second option segment is expected to end on June 30, 2017 and the third option segment is scheduled to end on March 31, 2017. As of December 31, 2016, the Company has recognized revenue in aggregate of $51.7 million with respect to the base performance segment and the first three extension periods.

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

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. The Company recorded this amount as a long-term investment and deferred revenue, which is included in accrued liabilities in the Consolidated Balance Sheets. Upon completion of the transfer of the IND and technical know-how related to CMX157 in April 2015, the Company recognized the $1.5 million upfront payment as revenue. In September 2016, the Company converted its shares of ContraVir Series B convertible preferred stock into 1,071,429 shares of ContraVir common stock. As of December 31, 2016 and 2015, the fair value of the investment was recorded as a short-term investment of $1.3 million and $1.5 million, respectively.

University of Michigan

In 2006, the Company entered into a license agreement with The Regents of the University of Michigan (UM) under which the Company obtained an exclusive, worldwide license to UM’s patent rights in certain inventions (UM Patent Rights) related to certain compounds originally synthesized at UM. Under the license agreement, the Company is permitted to research, develop, manufacture and commercialize products utilizing the UM Patent Rights, and to sublicense such rights subject to certain sublicensing fees and royalty payments.

In consideration for the rights granted to the Company, under the license agreement as amended in December 2016, the Company paid UM $50,000 in fees in 2016 and in January 2017 issued UM an aggregate of 33,058 shares of its common stock. In connection with the Company's commercialization or sublicensing of certain products covered by the license agreement, including CMX521, the Company could be required to pay royalties on net sales of such products ranging from 0.25% to 2%. Beginning in 2024, the Company is also subject to certain minimum annual royalty payments.

The UM license agreement requires that the Company uses commercially reasonable efforts to develop and make commercially available licensed products as soon as practicable. Specifically, the Company has agreed to make the first commercial sale of a licensed product by June of 2026. UM may terminate the license agreement if the Company materially breaches the license agreement. The Company is currently in compliance with its milestone requirements.

Note 9. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2016 and 2015 are as follows (in thousands, except share and per share data):

	2016 Quarters
	Fourth	Third	Second	First
Total revenues	$1,980	$653	$1,841	$1,228
Operating loss	(15,373)	(17,422)	(18,525)	(26,632)
Net loss	(14,957)	(17,025)	(18,148)	(26,260)
Net loss per share, basic and diluted	$(0.32)	$(0.37)	$(0.39)	$(0.57)
Weighted-average shares outstanding, basic and diluted	46,431,809	46,236,749	46,214,086	46,184,134

	2015 Quarters
	Fourth	Third	Second	First
Total revenues	$3,110	$2,271	$4,143	$1,238
Operating loss	(38,223)	(32,748)	(24,951)	(22,329)
Net loss	(37,842)	(32,449)	(24,815)	(22,266)
Net loss per share, basic and diluted	$(0.82)	$(0.70)	$(0.59)	$(0.54)
Weighted-average shares outstanding, basic and diluted	46,151,384	46,059,112	42,079,716	41,220,989

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share calculations will not necessarily equal the annual per share calculation. Diluted weighted-average shares outstanding are identical to basic weighted-average shares outstanding and diluted net loss per share is identical to basic net loss per share for all quarters of 2016 and 2015.

Note 10. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2016, and events which occurred subsequently but were not recognized in the financial statements.

ITEM. 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2016, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In making the assessment of internal controls over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2017 Annual Meeting of Stockholders (Proxy Statement), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

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

10.4+(18)
Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice and Form of Restricted Stock Unit Award Agreement and Form of Restricted Stock Unit Award Grant Notice under Chimerix, Inc. 2013 Equity Incentive Plan.

10.5+ (3)	Chimerix, Inc. 2013 Equity Incentive Plan, as amended.
10.6+ (1)	Chimerix, Inc. 2013 Employee Stock Purchase Plan.
10.7+	Chimerix, Inc. Non-Employee Director Compensation Policy.
10.8+ (10)	Chimerix, Inc. Officer Change in Control Severance Benefit Plan, as amended.
10.9+ (1)	Employment Offer Letter to Timothy W. Trost dated March 16, 2011.
10.10+ (1)	Employment Offer Letter to M. Michelle Berrey, M.D., M.P.H. dated November 7, 2012.
10.11+ (8)	Employment Offer Letter to Linda M. Richardson dated December 13, 2013.
10.12 (4)	Employment Offer Letter to William Garrett Nichols, M.D., M.S., dated August 19, 2014.
10.13+ (1)	Directorship Offer Letter to Ernest Mario, Ph.D. dated January 31, 2013.
10.14 (5)	Directorship Offer Letter to Lisa Ricciardi dated March 27, 2014.
10.15+ (14)	Directorship Offer Letter to James M. Daly dated June 6, 2014.
10.16+ (14)	Directorship Offer Letter to Catherine L. Gilliss dated June 13, 2014.
10.17+ (14)	Directorship Offer Letter to Patrick Machado dated May 30, 2014.
10.18+ (14)	Directorship Offer Letter to Ronald C. Renaud, Jr. dated December 12, 2014.
10.19 (1)	Office Lease by and between the Registrant and ACP 2505 Meridian LLC dated September 1, 2007, as amended.
10.20 (7)	Lease Agreement by and between the Registrant and Northwood RTC LLC dated March 10, 2014.
10.21 (6)	Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.

10.22 (11)	Sixth Amendment to Office Lease dated April 28, 2015 by and between the Registrant and IVC Meridian TT O, LLC.
10.23* (1)	Contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.
10.24* (9)
Contract modification No. 14, dated May 30, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.25* (10)
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

10.27 (5)
Contract modification No. 17, dated April 14, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.28 (14)
Contract modification No. 18, dated May 6, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.29* (6)
Contract modification No. 19, dated August 27, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.30 (6)
Contract modification No. 20, dated October 27, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.31* (14)
Contract modification No. 21, dated November 7, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.32 (14)
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

10.35 (11)
Contract modification No. 25, dated March 26, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.36 (12)
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

10.38* (13)
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

10.40* (15)
Contract modification No. 30, dated November 12, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.41* (16)
Contract modification No. 31, dated April 8, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.42* (16)
Contract modification No. 32, dated May 5, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.43* (17)
Contract modification No. 33, dated June 17, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.44* (18)
Contract modification No. 34, dated August 3, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.45
Contract modification No. 35, dated October 21, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.46
Contract modification No. 36, dated January 23, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended

10.47**	Patent Option and License Agreement by and between the Registrant and The Regents of the University of Michigan dated May 24, 2006, as amended.
10.48*(1)	License Agreement by and between the Registrant and The Regents of the University of California dated May 13, 2002, as amended.
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.
(2)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on October 29, 2014.
(3)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 23, 2014.
(4)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on September 4, 2014.
(5)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2014.
(6)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2014.
(7)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on March 14, 2014.
(8)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on December 18, 2013.
(9)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 14, 2013.
(10)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 7, 2014.
(11)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 11, 2015.
(12)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 6, 2015.
(13)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 5, 2015.
(14)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 6, 2015.
(15)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 29, 2016
(16)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2016.
(17)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2016.
(18)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimerix, Inc.

Date:	March 2, 2017	By:	/s/ M. Michelle Berrey
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

Signature	Title	Date

/s/ M. Michelle Berrey	President, Chief Executive Officer and Director	March 2, 2017
M. Michelle Berrey, MD, MPH	(Principal Executive Officer)

/s/ Timothy W. Trost	Senior Vice President, Chief Financial Officer	March 2, 2017
Timothy W. Trost	and Corporate Secretary
(Principal Financial and Accounting Officer)

/s/ Ernest Mario
Ernest Mario, PhD	Chairman of the Board of Directors	March 2, 2017

/s/ James M. Daly
James M. Daly	Member of the Board of Directors	March 2, 2017

/s/ Martha J. Demski
Martha J. Demski	Member of the Board of Directors	March 2, 2017

/s/ Catherine L. Gilliss
Catherine L. Gilliss, PhD, RN, FAAN	Member of the Board of Directors	March 2, 2017

/s/ Patrick Machado
Patrick Machado	Member of the Board of Directors	March 2, 2017

/s/ Ronald C. Renaud, Jr
Ronald C. Renaud, Jr	Member of the Board of Directors	March 2, 2017

/s/ Lisa Ricciardi
Lisa Ricciardi	Member of the Board of Directors	March 2, 2017