Form 10-Q
period 2017-03-31
CHIMERIX INC
filed 2017-05-09
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 2, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 46,651,793.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$21,866	$51,463
Short-term investments, available-for-sale	139,829	180,558
Accounts receivable	811	1,599
Prepaid expenses and other current assets	2,391	2,845
Total current assets	164,897	236,465
Long-term investments	104,884	47,407
Property and equipment, net of accumulated depreciation	2,567	2,843
Other long-term assets	59	55
Total assets	$272,407	$286,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,813	$3,890
Accrued liabilities	5,819	6,215
Total current liabilities	8,632	10,105
Lease-related obligations	401	441
Total liabilities	9,033	10,546

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2017 and December 31, 2016; 46,651,793 and 46,522,475 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	47	46
Additional paid-in capital	696,995	692,422
Accumulated other comprehensive loss, net	(109)	(440)
Accumulated deficit	(433,559)	(415,804)
Total stockholders’ equity	263,374	276,224
Total liabilities and stockholders’ equity	$272,407	$286,770

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Contract revenue	$1,078	$1,228
Operating expenses:
Research and development	12,742	20,936
General and administrative	6,596	6,924
Total operating expenses	19,338	27,860
Loss from operations	(18,260)	(26,632)
Interest income	506	372
Net loss	(17,754)	(26,260)
Other comprehensive loss:
Unrealized gain on investments, net	331	421
Comprehensive loss	$(17,423)	$(25,839)
Per share information:
Net loss, basic and diluted	$(0.38)	$(0.57)
Weighted-average shares outstanding, basic and diluted	46,573,394	46,184,134

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(17,754)	$(26,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	281	267
Amortization of premium/discount on investments	72	397
Share-based compensation	4,028	3,915
Amortization of lease-related obligations	(47)	(12)
Changes in operating assets and liabilities:
Accounts receivable	787	1,879
Prepaid expenses and other assets	450	1,164
Accounts payable and accrued liabilities	(1,440)	(9,985)
Net cash used in operating activities	(13,623)	(28,635)

Cash flows from investing activities:
Purchases of property and equipment	(5)	(232)
Purchases of long-term investments	(87,509)	—
Proceeds from maturities of short-term investments	71,145	35,599
Net cash (used in) provided by investing activities	(16,369)	35,367

Cash flows from financing activities:
Proceeds from exercise of stock options	9	133
Proceeds from employee stock purchase plan	386	33
Net cash provided by financing activities	395	166
Net (decrease) increase in cash and cash equivalents	(29,597)	6,898
Cash and cash equivalents:
Beginning of period	51,463	20,605
End of period	$21,866	$27,503

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company committed to discovering, developing and commercializing medicines that improve outcomes for immunocompromised patients. The Company was founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. The Company's lead compound, brincidofovir, is in development as an oral and intravenous (IV) formulation for the prevention and treatment of DNA viruses, including smallpox, adenoviruses, and the human herpesviruses. The Company is also advancing the development of CMX521 for the treatment and prevention of norovirus. In addition, the Company has an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates hierarchy disclosures and, based on various factors, it is possible that an asset or liability may be classified differently from period to period. However, the Company expects that changes in classification between levels will be rare. In June 2016, the Company's preferred stock investment in ContraVir Pharmaceuticals (NASDAQ: CTRV) (ContraVir) was transferred from Level 3 to Level 2. In September 2016, the Company's investment in ContraVir was transferred from Level 2 to Level 1. See below for further discussion. There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 during the three months ended March 31, 2017.

At March 31, 2017 and December 31, 2016, the Company had cash equivalents, consisting of money market accounts, and short-term and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At March 31, 2017 and December 31, 2016 the Company had cash equivalents consisting of commercial paper, and short-term investments consisting of brokered certificates of deposit. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

In December 2014, the Company entered into a license agreement with ContraVir for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157. In exchange for the license to CMX157 rights, the Company received an upfront payment consisting of ContraVir Series B Convertible Preferred Stock. On September 30, 2016, the Company converted its preferred stock investment in ContraVir into 1,071,429 shares of ContraVir common stock. The Company's investment in ContraVir common stock was categorized as a Level 1 asset and valued based on ContraVir's common stock value at March 31, 2017 and December 31, 2016.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	March 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$17,213	$17,213	$—	$—
Commercial paper	2,995	—	2,995	—
Total cash equivalents	20,208	17,213	2,995	—
Short-term investments
Certificates of deposit	4,803	—	4,803	—
U.S. treasury securities	133,130	133,130	—	—
Common stock of U.S. corporation	1,896	1,896	—	—
Total short-term investments	139,829	135,026	4,803	—
Long-term investments
U.S. treasury securities	104,884	104,884	—	—
Total long-term investments	104,884	104,884	—	—
Total assets	$264,921	$257,123	$7,798	$—

	Fair Value Measurements
	December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$15,733	$15,733	$—	$—
Commercial paper	35,097	—	35,097	—
Total cash equivalents	50,830	15,733	35,097	—
Short-term investments
Certificates of deposit	7,450	—	7,450	—
U.S. treasury securities	171,822	171,822	—	—
Common stock of U.S. corporation	1,286	1,286	—	—
Total short-term investments	180,558	173,108	7,450	—
Long-term investments
U.S. treasury securities	47,407	47,407	—	—
Total long-term investments	47,407	47,407	—	—
Total assets	$278,795	$236,248	$42,547	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued research and development expenses	$2,658	$2,257
Accrued compensation	1,724	2,906
Other accrued liabilities	1,437	1,052
Total accrued liabilities	$5,819	$6,215

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2017, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three months ended March 31, 2017 and 2016.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of warrants to purchase common stock, non-vested restricted stock, stock options to purchase common stock, and employee stock purchase plan purchase rights as the impact of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 1.8 million and 0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The FASB has issued several updates to the standard which (1) defer the original effective date to annual periods and interim periods within those annual periods beginning after December 15, 2017, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); (2) clarify the application of the principal versus agent guidance (ASU 2016-08); and (3) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). The Company has made progress toward completing its evaluation of the potential changes from adopting this new standard on its financial reporting and disclosures. The Company expects to complete this evaluation in the second half of 2017.

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

Impact of Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. ASU No. 2016-09 became effective for the Company beginning in the first quarter of 2017. The Company elected to continue estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. The Company's adoption of ASU No. 2016-09 did not have a material impact on its consolidated financial statements.

Note 2. Investments

The following tables summarize the Company's short-term and long-term investments (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$4,800	$3	$—	$4,803
U.S. treasury securities	238,350	1	(337)	238,014
Common stock of U.S. corporation	1,545	351	—	1,896
Total investments	$244,695	$355	$(337)	$244,713

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$7,445	$5	$—	$7,450
U.S. treasury securities	219,415	15	(201)	219,229
Common stock of U.S. corporation	1,545	—	(259)	1,286
Total investments	$228,405	$20	$(460)	$227,965

The following tables summarize the Company's investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	March 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$232,011	$(337)	$—	$—	$232,011	$(337)
Total	$232,011	$(337)	$—	$—	$232,011	$(337)
Number of securities with unrealized losses		51		—		51

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$128,204	$(201)	$—	$—	$128,204	$(201)
Common stock of U.S. corporation	1,286	(259)	—	—	1,286	(259)
Total	$129,490	$(460)	$—	$—	$129,490	$(460)
Number of securities with unrealized losses		24		—		24

The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The

Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At March 31, 2017, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale securities in an unrealized loss position before recovery of the cost bases of the securities, which may be at maturity. There were no such declines in value for the three months ended March 31, 2017 and 2016. Unrealized gains and losses on investments are recorded to unrealized gain on investments, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at March 31, 2017 (in thousands):

Maturing in one year or less	$137,933
Maturing after one year through two years	104,884
Total debt investments	242,817
Common stock of U.S. corporation	1,896
Total investments	$244,713

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.2 million for the three months ended March 31, 2017 and 2016.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from the Biomedical Advanced Research and Development Authority (BARDA), the sole source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement had been made as of March 31, 2017 and December 31, 2016.

Note 4. Equity Transactions and Share-based Compensation

Warrants

For the three months ended March 31, 2017, there were no exercises of warrants for the purchase of shares of the Company's common stock.

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2017, the common stock reserved for issuance under the 2013 Plan was automatically increased by 1.9 million shares. As of March 31, 2017, there was a total of 1.1 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 2,000 shares of common stock pursuant to the exercise of stock options for the three months ended March 31, 2017.

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. Initially, the ESPP authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b).  On January 1, 2017, the common stock reserved for issuance under the ESPP was automatically increased by an additional 0.4 million shares bringing the total number of shares of common stock that may be purchased under the ESPP to 2.2 million.

The Company has reserved a total of 2.2 million shares of common stock to be purchased under the ESPP, of which 1.9 million shares remained available for purchase as of March 31, 2017. The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 94,000 shares of common stock pursuant to the ESPP for the three months ended March 31, 2017. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

In January 2017 and May 2016, the Company issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued no shares of common stock pursuant to the vesting of RSUs for the three months ended March 31, 2017.

In January 2017, the Company also granted performance-based RSUs which, when vested, represent the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for performance-based RSUs is based upon the market price of the Company’s common stock on the date of the grant. For the portion of the performance-based RSUs of which the achievement of the performance condition is considered probable, the Company recognizes stock-based compensation expense on the related estimated fair value of such RSUs ratably for each vesting tranche from the service inception date to the end of the requisite service period. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, the Company begins recognizing the related stock-based compensation expense ratably when the event occurs or when the Company can determine that achievement of the performance condition is probable. In those cases, the Company recognizes the change in estimate at the time it determines the performance condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if the Company had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost through the end of the requisite service period. The Company issued no shares of common stock pursuant to the vesting of performance-based RSUs for the three months ended March 31, 2017.

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Employee and non-employee share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development expense:
Employee	$1,758	$1,579
Non-employee	5	—
General and administrative expense:
Employee	2,265	2,336
Non-employee	—	—
Total share-based compensation expense	$4,028	$3,915

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2017 as the Company incurred losses for the three month period ended March 31, 2017 and is forecasting additional losses through the 4th quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2017. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At March 31, 2017, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

The Company did not recognize expenses under this agreement for the three months ended March 31, 2017 and 2016.

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

The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $17.5 million and $13 million in expense reimbursement and fees, respectively. The second and third option segments are expected to end on June 30, 2017. For the three months ended March 31, 2017 and 2016, the Company recognized revenue under this contract of $1.1 million and $1.2 million, respectively.

ContraVir Pharmaceuticals

On December 17, 2014, the Company entered into a license agreement with ContraVir Pharmaceuticals (NASDAQ:CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

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

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. The Company recorded this amount as a long-term investment and deferred revenue, which was included in accrued liabilities in the Consolidated Balance Sheets. Upon completion of the transfer of the IND and technical know-how related to CMX157 in April 2015, the Company recognized the $1.5 million upfront payment as revenue. In September 2016, the Company converted its shares of ContraVir Series B convertible preferred stock into 1,071,429 shares of ContraVir common stock. As of March 31, 2017 and December 31, 2016, the fair value of the investment was recorded as a short-term investment of $1.9 million and $1.3 million, respectively.

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

Note 7. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2017, and events which occurred subsequently but were not recognized in the financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on March 2, 2017. Past operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW

Chimerix, Inc. is a biopharmaceutical company committed to discovering, developing and commercializing medicines that improve outcomes for immunocompromised patients. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. Our lead compound, brincidofovir (BCV), is in development as an oral and intravenous (IV) formulation for the prevention and treatment of DNA viruses, including smallpox, adenoviruses, and the human herpesviruses. We are also advancing the development of CMX521 for the treatment and prevention of norovirus. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Recent Developments

Full Data from Phase 1 Dose Escalation Study of Intravenous Brincidofovir in Healthy Subjects Reported

Data from all four cohorts of the Phase 1 study of IV BCV were presented at the recent Investor Event held on April 27, 2017. In this study a total of 40 healthy subjects were randomized to receive a single dose of either IV BCV or IV placebo in one of four cohorts. IV BCV 10 mg achieved comparable plasma exposure to that achieved with the oral BCV 100 mg dose. There were no drug-related adverse events (AEs) reported in either the 10 mg or 25 mg cohorts; this dose range is likely to be selected for future studies for treatment of adenovirus and prevention of cytomegalovirus and other DNA viruses based on the antiviral activity demonstrated with oral BCV 100 mg.

Doses higher than those currently being explored for the above indications (“supratherapeutic”) of IV BCV (50 mg given over two hours in Cohort 3, 50 mg given over four hours in Cohort 4) were also administered to evaluate the potential effects of BCV on QT interval and other safety parameters. A majority of the AEs reported were mild and self-limited. Four subjects in Cohort 3 reported drug-related AEs: one drug-related gastrointestinal (GI) AE, two subjects with a mild headache, and one subject reported pain and irritation at the IV infusion site. In Cohort 4, five subjects reported nine drug-related AEs: three subjects with GI AEs, two subjects with headache, and one subject with reversible elevations of liver transaminases reported as an AE.

Therapeutic doses of IV BCV were thus very well tolerated, and no new adverse events were identified with the IV formulation of BCV compared with the large safety database for oral BCV.

Clinical Development of BCV Continues

Following discussions with European regulators, we plan to initiate the AdAPT trial (Adenovirus after Allogeneic Pediatric

Transplantation, previously referred to as “Study 999”) with short-course oral BCV later this year in Europe, and possibly in the US. AdAPT will recruit approximately 140 patients. Children who have received a T-cell depleted allogeneic HCT with confirmed AdV viral DNA loads greater than 1000 c/ml in plasma within 100 days from transplant will be randomized to receive oral BCV or local standard of care which is predominantly off-label cidofovir. The study builds on the scientific understanding from multiple previous trials of BCV in patients with life-threatening AdV infection, and will provide comparative data on short-course oral BCV compared with currently available treatment. If positive, data from AdAPT could enable regulatory approval in Europe for oral BCV.

Following on the encouraging data from the single ascending dose study of IV BCV, we plan to initiate a multiple ascending dose study of IV BCV in healthy subjects, and a second study to generate multiple-dose PK and safety data in virally infected patients. These data are intended to inform the planned pivotal study of Multi-Viral Prevention of DNA viral infections in pediatric HCT recipients (MVP-Peds). Subject to the successful completion of the multiple ascending dose study, we intend to initiate the MVP-Peds study during 2018.

Investor Event

On April 27, 2017, the Company hosted an Investor Event that featured keynote presentations from Thomas Lion, MD, PhD, Professor and Medical Director of the Children's Cancer Research Institute (Vienna, Austria), who discussed the rapidly changing field of adenovirus infections in immunocompromised patients, and highlighted the need for new therapeutic options that can facilitate viral control during periods of severe immunosuppression. Dr. Lion presented research showing that adenovirus often reactivates in the gut and that early treatment can lead to significantly improved outcomes. Joshua Hill, MD, Associate in the Vaccine and Infectious Disease Division at the Fred Hutchinson Cancer Research Center (Seattle, Washington) shared his research on the frequency of multiple viral infections in both adult and pediatric transplant recipients. Dr. Hill showed that 90% of the predominately adult allogeneic HCT recipients whose samples were tested at their center had evidence of at least one DNA virus, and two-thirds had two or more DNA viruses. Of the HCT recipients who reactivated CMV, more than three-quarters had at least one other DNA virus identified and were at an increased risk of death. These data demonstrate a need for novel strategies to prevent multiple DNA viral infections and their negative impact on patient outcomes. Genovefa Papanicolaou, MD, Infectious Disease Specialist at Memorial Sloan Kettering Cancer Center (New York, NY) also spoke of her experiences with multiple DNA viruses in her allogeneic transplant recipients, which corroborated Dr. Hill’s data.

AdVance Study

We are also currently conducting AdVance, a retrospective, observational study of the current standard-of-care for the identification and treatment of AdV in France, Germany, Italy, Spain, and the United Kingdom. We expect data from AdVance to describe the incidence and outcomes associated with standard-of-care treatment of AdV infection, supporting the need for new therapeutic options.

Brincidofovir Expanded Access Program

We continue to receive requests for BCV via our expanded access and named patient programs. During the first three months of 2017, we have granted 70 requests for AdV alone, highlighting the unmet need in this area.

Brincidofovir for Smallpox

Our development of BCV for smallpox continues in collaboration with the Biomedical Advanced Research and Development Authority (BARDA). Following completion of a planned second animal efficacy study, we plan to meet with the FDA to discuss any additional required data for a regulatory decision.

Clinical Candidate CMX521 for Norovirus

We are currently conducting final preclinical studies of CMX521 that are required to file an Investigational New Drug application (IND) in 2017, allowing for initial clinical testing. CMX521 is a nucleoside analog identified from our proprietary Chemical Library which targets the norovirus polymerase, a part of the virus that is common to all strains and is required for viral replication. CMX521 is expected to be active against the multiple genetically diverse norovirus strains that circulate each year and cause disease in humans.

Chronic norovirus infection is increasingly being diagnosed in immune compromised patients. Approximately 15-20 percent of HCT and solid organ transplant (SOT) recipients are diagnosed with norovirus within the first year after transplant, a diagnosis that has been associated with chronic diarrhea, electrolyte disturbances, and graft rejection. We plan to file an IND for CMX521 in the second half of 2017, which, upon acceptance by the FDA would enable clinical testing.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from a government grant and contract and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at our discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $17.5 million and $13 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on June 30, 2017. As of March 31, 2017, we had recognized revenue in aggregate of $52.7 million with respect to the base performance segment and the first three extension periods. Under the BARDA contract, we recognized revenue of $1.1 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

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

From our inception through March 31, 2017, we have incurred approximately $368.1 million in research and development expenses, which predominately relates to our development of brincidofovir. These costs were largely related to the conduct of our clinical trials, including most recently our two large clinical trials of oral brincidofovir, SUPPRESS and AdVise.

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

The table below summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Direct research and development expenses	$6,300	$12,272
Research and development personnel costs - excluding stock-based compensation	3,642	5,478
Research and development personnel costs - stock-based compensation	1,763	1,579
Indirect research and development expenses	1,037	1,607
Total research and development expenses	$12,742	$20,936

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

Brincidofovir

The majority of our research and development resources has been focused on our Phase 3 trial of brincidofovir for prevention of CMV in HCT recipients (SUPPRESS), our trial of brincidofovir as a treatment for AdV (AdVise), our Phase 3 SUSTAIN and SURPASS trials, and our other clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of brincidofovir for approval in the United States and equivalent health authority approval outside the United States.

During 2016, we concluded our Phase 3 SUPPRESS trial and our AdVise study, and closed our SUSTAIN and SURPASS trials in kidney transplant recipients. As a result, our research and development expenses significantly decreased in 2016. Having now finalized our 2017 plans for both oral and IV brincidofovir, as well as for CMX521 for norovirus, we currently expect research and development expenses to trend modestly upward for the full year 2017 as compared to the full year 2016.

In addition, pursuant to our contract with BARDA, we are continuing development of brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and pharmacokinetics of brincidofovir in the animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and brincidofovir 100 mg tablets. During the first option segment of the contract, we performed additional confirmatory pharmacokinetic studies of brincidofovir in animals. In September 2014, we initiated performance under the second option segment of the contract with BARDA and performed the first pivotal animal efficacy study of brincidofovir. In September 2015, we initiated performance under the third option segment which focuses on brincidofovir chemistry, manufacturing and controls at large scale. We are continuing to assess the efficacy of brincidofovir via animal models under the FDA’s Animal Rule. Following completion of a planned second animal efficacy study, we plan to meet with the FDA to discuss any additional required data for a regulatory decision.

Other Development

In addition to the costs associated with brincidofovir development, we have incurred research and development costs related to other programs, including CMX521 for norovirus.  The majority of this work has been focused on preclinical development, early-stage chemistry, and manufacturing in preparation for Phase 1 clinical testing. We have increased spending for preclinical development and early-stage chemistry for CMX521, conducted our candidate selection in September 2016, and have initiated IND-enabling activities for this molecule for the prevention and treatment of norovirus infection.

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

We expect our general and administrative expenses to trend modestly upward for the full year 2017 as compared to the full year 2016.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, short-term investments and long-term investments.

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $4.0 million and $3.9 million was recognized in the three months ended March 31, 2017 and 2016, respectively. The share-based compensation expense recognized included expense for stock options, restricted stock units and employee stock purchase plan purchase rights.

We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes pricing model. This estimate is affected by our stock price as well as assumptions including the expected volatility, expected term, risk-free interest rate, expected dividend yield, expected rate of forfeiture and the fair value of the underlying common stock on the date of grant.

For performance-based RSUs, we begin to recognize the expense when it is deemed probable that the performance-based goal will be achieved. We evaluate the probability of achieving performance-based goals on a quarterly basis.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 2, 2017. There have been no material changes during the three months ended March 31, 2017 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and March 31, 2016, together with the changes in those items (in thousands, except percentages):

	Three Months Ended March 31,		Dollar Change	% Change
	2017	2016	Increase/(Decrease)
Contract revenue	$1,078	$1,228	$(150)	(12.2)%
Operating expenses:
Research and development	12,742	20,936	(8,194)	(39.1)%
General and administrative	6,596	6,924	(328)	(4.7)%
Total operating expenses	19,338	27,860	(8,522)	(30.6)%
Loss from operations	(18,260)	(26,632)	8,372	(31.4)%
Interest income	506	372	134	36.0%
Net loss	$(17,754)	$(26,260)	$8,506	(32.4)%

Contract Revenue

For the three months ended March 31, 2017, total contract revenue decreased to $1.1 million compared to $1.2 million for the three months ended March 31, 2016. This change is related to a decrease in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the three months ended March 31, 2017, our research and development expenses decreased to $12.7 million compared to $20.9 million for the three months ended March 31, 2016.  The decrease of $8.2 million, or 39.1%, is primarily related to the following:

•
a decrease of $6.9 million related to the oral brincidofovir program, which is mainly comprised of $6.1 million related to the completion of our Phase 3 SUPPRESS and AdVise trials and the closeout of our SUSTAIN and SURPASS trials;

•	a decrease of approximately $1.6 million related to compensation expenses resulting from restructuring activities in 2016;

•	a decrease of $1.3 million in other research and development expenses; offset by

•	increases in costs of approximately $1.6 million related to the development of an IV formulation of brincidofovir and development of CMX521, our clinical candidate for norovirus.

General and Administrative Expenses

For the three months ended March 31, 2017, our general and administrative costs decreased to $6.6 million compared to $6.9 million for the three months ended March 31, 2016. The decrease of $0.3 million, or 4.7%, is primarily related to the following:

•	a decrease of $0.8 million of compensation expenses resulting from restructuring activities in 2016; offset by

•	an increase of $0.7 million in commercial readiness efforts related to oral brincidofovir, IV brincidofovir, and CMX521.

Interest Income

For the three months ended March 31, 2017, our interest income increased to $0.5 million compared to $0.4 million for the three months ended March 31, 2016. The change is attributable to interest earned on our cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had capital available to fund operations of approximately $264.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of March 31, 2017, we had an accumulated deficit of $433.6 million. We anticipate that we will continue to incur losses for at least the next several years. We believe that our existing cash, cash equivalents, short-term investments, and long-term investments will enable us to fund our current operating expenses and capital requirements for at least the next 12 months; however, we anticipate that we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash sources and uses:
Net cash used in operating activities	$(13,623)	$(28,635)
Net cash (used in) provided by investing activities	(16,369)	35,367
Net cash provided by financing activities	395	166
Net (decrease) increase in cash and cash equivalents	$(29,597)	$6,898

Operating Activities

Net cash used in operating activities of $13.6 million for the three months ended March 31, 2017 was primarily the result of our $17.8 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses of $4.0 million for share-based compensation, $0.3 million of depreciation of property and equipment and $0.1 million of amortization on investments. The change in operating assets and liabilities includes a decrease of $1.4 million in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable of $0.8 million related to work on the BARDA contract and a decrease in prepaid expenses and other assets of $0.5 million primarily related to a decrease in prepaid insurance and interest receivable. Net cash used in operating activities of $28.6 million for the three months ended March 31, 2016 was primarily the result of our $26.3 million net loss, partially offset by the add-back of non-cash expenses of $3.9 million for share-based compensation, $0.4 million of amortization on investments and $0.3 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease of $10.0 million in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable of $1.9 million related to work on the BARDA contract and a decrease in prepaid expenses and other current assets of $1.2 million primarily related to activities of our clinical trials.

Investing Activities

Net cash used in investing activities of $16.4 million for the three months ended March 31, 2017 was primarily the result of the purchase of $87.5 million in long-term investments partially offset by the maturities of $71.1 million in short-term investments. Net cash provided by investing activities of $35.4 million for the three months ended March 31, 2016 was primarily the result of the maturities of $35.6 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $0.4 million for the three months ended March 31, 2017 was primarily the result of $0.4 million in proceeds from stock purchases through our ESPP. Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2016 was primarily the result of $0.2 million in proceeds from the exercise of stock options and stock purchases through our ESPP.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed by us with the SEC on March 2, 2017.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three months ended March 31, 2017 or March 31, 2016.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2017, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.        RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 2, 2017.

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $17.8 million and $26.3 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of approximately $433.6 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we seek to:

•	continue the development of our lead product candidate, brincidofovir, for the treatment of adenovirus (AdV) infection;

•	advance the development of an intravenous (IV) formulation of brincidofovir;

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

We have undertaken a review of our overall development plan for brincidofovir. We anticipate that we will need to conduct one or more clinical trials in order to attain FDA and/or foreign regulatory approval of brincidofovir. We are in the process of initiating the AdAPT study (Study 999) which is anticipated to be a small (approx. 140 patients) comparative clinical trial designed to study orally-administered brincidofovir compared with the standard-of-care in pediatric HCT-recipients with AdV viremia detected in the first 100 days following transplant. We anticipate conducting a Multiple Ascending Dose (MAD) study of IV brincidofovir in healthy subjects, as well as dose-ranging studies of IV brincidofovir in patients with active viral infections including CMV and/or BKV. We intend to conduct a Phase 2/3 multi-viral prevention study in high-risk HCT recipients (MVP-Peds study) which could initiate in 2018 and could support the first indication for IV brincidofovir.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict with certainty the timing or amount of any increase in our anticipated development costs that will result from any additional trials.

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

If we fail to obtain additional financing, we could be forced to delay, reduce or eliminate our product development programs, seek corporate partners for the development of our product development programs or relinquish or license on unfavorable terms, our rights to technologies or product candidates.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements for at least the next twelve months. Having now finalized our 2017 plans for both oral and IV brincidofovir, as well as for CMX521 for norovirus, we currently expect research and development expenses to trend modestly upward for the full year 2017 as compared to the full year 2016. In addition, we presently continue to provide brincidofovir for the treatment of AdV infection through our expanded access trial (Study 351) in the US and through the Named Patient Program in the EU. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA or foreign regulatory authorities requires us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than brincidofovir. In any event, we will require additional capital to commercialize our lead product candidate, brincidofovir.

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

We are in the process of initiating the AdAPT study (Study 999) which is anticipated to be a small (approx. 140 patients) comparative clinical trial designed to study orally-administered brincidofovir compared with the standard-of-care in pediatric HCT-recipients with AdV viremia detected in the first 100 days following transplant. We anticipate conducting a Multiple Ascending Dose (MAD) study of IV brincidofovir in healthy subjects, as well as dose-ranging studies of IV brincidofovir in patients with active viral infections including CMV and/or BKV. We intend to conduct a Phase 2/3 multi-viral prevention study in high-risk HCT recipients (MVP-Peds study) which could initiate in 2018 and could support the first indication for IV brincidofovir.

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

In light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when results from our AdVise study were compared to data from Study 305, our historical matched control study, it is anticipated that regulatory approval of brincidofovir for the treatment of AdV will require one or more additional prospective controlled studies of brincidofovir in patients with AdV. We are in the process of initiating the AdAPT study (Study 999) which is anticipated to be a small (approx. 140 patients) comparative clinical trial designed to study orally-administered brincidofovir compared with the standard-of-care in pediatric HCT-recipients with AdV viremia detected in the first 100 days following transplant. We anticipate conducting a Multiple Ascending Dose (MAD) study of IV brincidofovir in healthy subjects, as well as dose-ranging studies of IV brincidofovir in patients with active viral infections including CMV and/or BKV. We intend to conduct a Phase 2/3 multi-viral prevention study in high-risk HCT recipients (MVP-Peds study), which could initiate in 2018 and could support the first indication for IV brincidofovir. We have not yet discussed with the FDA or foreign regulators the adequacy of these planned studies with respect to a potential approval for marketing. We may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before reconsideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

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

For example, in light of the results from our Phase 3 SUPPRESS and open-label AdVise trials of brincidofovir we anticipate that we will need to conduct one or more additional studies of brincidofovir, and the clinical studies we design and/or submit may not be approved. We are in the process of initiating the AdAPT study (Study 999) which is anticipated to be a small (approx. 140 patients) comparative clinical trial designed to study orally-administered brincidofovir compared with the standard-of-care in pediatric HCT-recipients with AdV viremia detected in the first 100 days following transplant. We anticipate conducting a Multiple Ascending Dose (MAD) study of IV brincidofovir in healthy subjects, as well as dose-ranging studies of IV brincidofovir in patients with active viral infections including CMV and/or BKV. We intend to conduct a Phase 2/3 multi-viral prevention study in high-risk HCT recipients (MVP-Peds study) which could initiate in 2018 and could support the first indication for IV brincidofovir.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future revenues to support the development of brincidofovir for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.*

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current development contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second and third option segments of the contract which are scheduled to end in June 2017. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segment is completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

At present, certain activities that are included in Option Segments 2 and 3 of our contract with BARDA are forecasted to end later than the current end of the period of performance of those contract segments (i.e. later than June 30, 2017). We plan to request no-cost extensions for each contract segment before the scheduled end of the period of performance. If we are unable to reach agreement with BARDA on a no-cost extension to either, or both, of these segments our ability to receive revenues under the contract will be materially impaired.

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

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of brincidofovir, which could cause significant delays or an inability to successfully commercialize brincidofovir, which could materially harm our business.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that occurred in December 2015, a large percentage of the options held by our employees are underwater.  As of March 31, 2017, greater than 75% of all outstanding options had an exercise price below the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. In May 2016 in order to address the issue of employee retention we granted a total of 1.2 million restricted stock units to employees and executives with vesting over 18 and 36 months respectively. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of March 31, 2017, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 45% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On January 12, 2017 we issued 33,058 shares of our common stock to the University of Michigan as partial consideration for an amendment to the license agreement between us and the University of Michigan.

We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Rule 506 of Regulation D thereunder, for the issuance of the shares of common stock. The University of Michigan represented that it was an "accredited investor" as defined in Regulation D of the Securities Act and that the shares of common stock were being acquired solely for investment for its own account and not with a view to, or for resale in connection with, any distribution thereof in violation of the Securities Act.

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

10.2
Contract modification No. 37, dated March 27, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.3	Seventh Amendment to Office Lease dated March 10, 2017 by and between the Registrant and IVC Meridian TT O, LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

(3)	Incorporated by reference to Chimerix, Inc.'s Current Report on Form 8-K (No. 001-35867), filed with the SEC on October 29, 2014.

(4)	Incorporated by reference to Chimerix, Inc.'s Annual Report on Form 10-K (No. 001-35867), filed with the SEC on March 2, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

May 9, 2017	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, MD, MPH
President and Chief Executive Officer

May 9, 2017	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary