Form 10-Q
period 2017-09-30
CHIMERIX INC
filed 2017-11-08
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 47,127,732.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$18,173	$51,463
Short-term investments, available-for-sale	131,547	180,558
Accounts receivable	270	1,599
Prepaid expenses and other current assets	2,600	2,845
Total current assets	152,590	236,465
Long-term investments	91,419	47,407
Property and equipment, net of accumulated depreciation	2,044	2,843
Other long-term assets	32	55
Total assets	$246,085	$286,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,571	$3,890
Accrued liabilities	7,416	6,215
Total current liabilities	8,987	10,105
Lease-related obligations	199	441
Total liabilities	9,186	10,546

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2017 and December 31, 2016; 47,127,732 and 46,522,475 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	47	46
Additional paid-in capital	705,883	692,422
Accumulated other comprehensive loss, net	(1,481)	(440)
Accumulated deficit	(467,550)	(415,804)
Total stockholders’ equity	236,899	276,224
Total liabilities and stockholders’ equity	$246,085	$286,770

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contract revenue	$897	$653	$2,650	$3,722
Operating expenses:
Research and development	12,157	12,247	36,535	46,942
General and administrative	6,650	5,827	19,530	19,359
Total operating expenses	18,807	18,074	56,065	66,301
Loss from operations	(17,910)	(17,421)	(53,415)	(62,579)
Interest income	598	396	1,669	1,146
Net loss	(17,312)	(17,025)	(51,746)	(61,433)
Other comprehensive loss:
Unrealized (loss) gain on investments, net	(6)	(98)	(1,041)	398
Comprehensive loss	$(17,318)	$(17,123)	$(52,787)	$(61,035)
Per share information:
Net loss, basic and diluted	$(0.37)	$(0.37)	$(1.10)	$(1.33)
Weighted-average shares outstanding, basic and diluted	47,065,756	46,236,749	46,836,099	46,211,748

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(51,746)	$(61,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	828	781
Amortization of premium/discount on investments	49	1,010
Share-based compensation	12,478	12,334
Amortization of lease-related obligations	(298)	(51)
Changes in operating assets and liabilities:
Accounts receivable	1,328	2,080
Prepaid expenses and other assets	268	1,741
Accounts payable and accrued liabilities	(909)	(10,580)
Net cash used in operating activities	(38,002)	(54,118)

Cash flows from investing activities:
Purchases of property and equipment	(30)	(763)
Purchases of short-term investments	—	(13,990)
Purchases of long-term investments	(144,536)	(50,867)
Proceeds from sales of short-term investments	4,000	—
Proceeds from maturities of short-term investments	144,445	147,899
Net cash provided by investing activities	3,879	82,279

Cash flows from financing activities:
Proceeds from exercise of stock options	121	152
Proceeds from employee stock purchase plan	712	440
Net cash provided by financing activities	833	592
Net (decrease) increase in cash and cash equivalents	(33,290)	28,753
Cash and cash equivalents:
Beginning of period	51,463	20,605
End of period	$18,173	$49,358

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates hierarchy disclosures and, based on various factors, it is possible that an asset or liability may be classified differently from period to period. However, the Company expects that changes in classification between levels will be rare. In June 2016, the Company's preferred stock investment in ContraVir Pharmaceuticals (NASDAQ: CTRV) (ContraVir) was transferred from Level 3 to Level 2. In September 2016, the Company's investment in ContraVir was transferred from Level 2 to Level 1. See below for further discussion. There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 during the nine months ended September 30, 2017.

At September 30, 2017 and December 31, 2016, the Company had cash equivalents, consisting of money market accounts, and short-term and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At September 30, 2017 and December 31, 2016, the Company had cash equivalents consisting of commercial paper. At December 31, 2016, the Company had short-term investments consisting of brokered certificates of deposit. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

In December 2014, the Company entered into a license agreement with ContraVir for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157. In exchange for the license to CMX157 rights, the Company received an upfront payment consisting of ContraVir Series B Convertible Preferred Stock. On September 30, 2016, the Company converted its preferred stock investment in ContraVir into 1,071,429 shares of ContraVir common stock. The Company's investment in ContraVir common stock was categorized as a Level 1 asset and valued based on ContraVir's common stock value at September 30, 2017 and December 31, 2016.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	September 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,601	$11,601	$—	$—
Commercial paper	5,999	—	5,999	—
Total cash equivalents	17,600	11,601	5,999	—
Short-term investments
U.S. treasury securities	130,979	130,979	—	—
Common stock of U.S. corporation	568	568	—	—
Total short-term investments	131,547	131,547	—	—
Long-term investments
U.S. treasury securities	91,419	91,419	—	—
Total long-term investments	91,419	91,419	—	—
Total assets	$240,566	$234,567	$5,999	$—

	Fair Value Measurements
	December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$15,733	$15,733	$—	$—
Commercial paper	35,097	—	35,097	—
Total cash equivalents	50,830	15,733	35,097	—
Short-term investments
Certificates of deposit	7,450	—	7,450	—
U.S. treasury securities	171,822	171,822	—	—
Common stock of U.S. corporation	1,286	1,286	—	—
Total short-term investments	180,558	173,108	7,450	—
Long-term investments
U.S. treasury securities	47,407	47,407	—	—
Total long-term investments	47,407	47,407	—	—
Total assets	$278,795	$236,248	$42,547	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued research and development expenses	$2,749	$2,257
Accrued compensation	3,067	2,906
Other accrued liabilities	1,600	1,052
Total accrued liabilities	$7,416	$6,215

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2017, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and nine months ended September 30, 2017 and 2016.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of warrants to purchase common stock, non-vested restricted stock, stock options to purchase common stock, and employee stock purchase plan purchase rights as the impact of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 1.6 million and 1.4 million for the three months ended September 30, 2017 and 2016, respectively, and 1.8 million and 0.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The FASB has issued several updates to the standard which (1) defer the original effective date to annual periods and interim periods within those annual periods beginning after December 15, 2017, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); (2) clarify the application of the principal versus agent guidance (ASU 2016-08); and (3) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). The Company has evaluated its contract with the Biomedical Advanced Research and Development Authority (BARDA) and license agreement with ContraVir, and does not anticipate that the adoption of the ASU will have a material impact on its consolidated financial statements. The Company plans to use the full retrospective method of adoption effective January 1, 2018.

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

Note 2. Investments

The following tables summarize the Company's short-term and long-term investments (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$222,902	$—	$(504)	$222,398
Common stock of U.S. corporation	1,545	—	(977)	568
Total investments	$224,447	$—	$(1,481)	$222,966

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$7,445	$5	$—	$7,450
U.S. treasury securities	219,415	15	(201)	219,229
Common stock of U.S. corporation	1,545	—	(259)	1,286
Total investments	$228,405	$20	$(460)	$227,965

The following tables summarize the Company's investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	September 30, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$189,449	$(430)	$32,949	$(74)	$222,398	$(504)
Common stock of U.S. corporation	568	(977)	—	—	568	(977)
Total	$190,017	$(1,407)	$32,949	$(74)	$222,966	$(1,481)
Number of securities with unrealized losses		41		7		48

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$128,204	$(201)	$—	$—	$128,204	$(201)
Common stock of U.S. corporation	1,286	(259)	—	—	1,286	(259)
Total	$129,490	$(460)	$—	$—	$129,490	$(460)
Number of securities with unrealized losses		24		—		24

The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At September 30, 2017, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale securities in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three and nine months ended September 30, 2017 and 2016. Unrealized gains and losses on investments are recorded to unrealized (loss) gain on investments, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at September 30, 2017 (in thousands):

Maturing in one year or less	$130,979
Maturing after one year through two years	91,419
Total debt investments	222,398
Common stock of U.S. corporation	568
Total investments	$222,966

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA, the sole source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement had been made as of September 30, 2017 and December 31, 2016.

Note 4. Equity Transactions and Share-based Compensation

Warrants

For the three and nine months ended September 30, 2017, there were no exercises of warrants for the purchase of shares of the Company's common stock.

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2017, the common stock reserved for issuance under the 2013 Plan was automatically increased by 1.9 million shares. As of September 30, 2017, there was a total of 1.0 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 5,000 and 32,000 shares of common stock pursuant to the exercise of stock options for the three and nine months ended September 30, 2017, respectively.

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

The Company has reserved a total of 2.2 million shares of common stock to be purchased under the ESPP, of which 1.9 million shares remained available for purchase as of September 30, 2017. The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 80,000 shares of common stock pursuant to the ESPP for the three months ended September 30, 2017. The Company issued approximately 174,000 shares of common stock pursuant to the ESPP for the nine months ended September 30, 2017. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

In January 2017 and May 2016, the Company issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued no shares of common stock pursuant to the vesting of RSUs for the three months ended September 30, 2017, and 366,650 shares of common stock pursuant to the vesting of RSUs for the nine months ended September 30, 2017.

In January 2017, the Company also granted performance-based RSUs which, when vested, represent the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for performance-based RSUs is based upon the market price of the Company’s common stock on the date of the grant. For the portion of the performance-based RSUs of which the achievement of the performance condition is considered probable, the Company recognizes stock-based compensation expense on the related estimated fair value of such RSUs ratably for each vesting tranche from the service inception date to the end of the requisite service period. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, the Company begins recognizing the related stock-based compensation expense ratably when the event occurs or when the Company can determine that achievement of the performance condition is probable. In those cases, the Company recognizes the change in estimate at the time it determines the performance condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if the Company had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost through the end of the requisite service period. The Company issued no shares of common stock pursuant to the vesting of performance-based RSUs for the three and nine months ended September 30, 2017.

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Employee and non-employee share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expense:
Employee	$1,852	$1,942	$5,462	$5,373
Non-employee	1	—	6	—
General and administrative expense:
Employee	2,365	2,153	7,010	6,961
Non-employee	—	—	—	—
Total share-based compensation expense	$4,218	$4,095	$12,478	$12,334

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2017 as the Company incurred losses for the nine month period ended September 30, 2017 and is forecasting additional losses through the fourth quarter of 2017, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2017. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At September 30, 2017, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

The Company did not recognize expenses under this agreement for the three and nine months ended September 30, 2017 and 2016.

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

The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $17.5 million and $13 million in expense reimbursement and fees, respectively. The second and third option segments are expected to end on December 8, 2017. For the three months ended September 30, 2017 and 2016, the Company recognized revenue under this contract of $0.9 million and $0.7 million, respectively, and for the nine months ended September 30, 2017 and 2016, the Company recognized revenue under this contract of $2.7 million and $3.7 million, respectively.

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

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. The Company recorded this amount as a long-term investment and deferred revenue, which was included in accrued liabilities in the Consolidated Balance Sheets. Upon completion of the transfer of the IND and technical know-how related to CMX157 in April 2015, the Company recognized the $1.5 million upfront payment as revenue. In September 2016, the Company converted its shares of ContraVir Series B convertible preferred stock into 1,071,429 shares of ContraVir common stock. As of September 30, 2017 and December 31, 2016, the fair value of the investment was recorded as a short-term investment of $0.6 million and $1.3 million, respectively.

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

Note 7. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2017, and events which occurred subsequently but were not recognized in the financial statements.

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

Recent Developments

Phase 1 Multi-Ascending Dose Escalation Study of Intravenous Brincidofovir in Healthy Subjects

Following on the data from the single ascending dose study of IV BCV, we are currently conducting a multiple ascending dose study of IV BCV in healthy subjects. We are in the process of initiating a second study to generate multiple-dose pharmacokinetic (PK) and safety data in virally-infected patients that is expected to begin in early 2018. Data from this Phase 2 study are intended to inform the planned study of Multi-Viral Prevention of DNA viral infections in hematopoietic cell transplant (HCT) recipients (MVP). Subject to the successful completion of multiple ascending dose work, we intend to initiate the MVP study during 2018.

Clinical Development of BCV Continues

We plan to begin screening in the AdAPT trial (Adenovirus after Allogeneic Pediatric Transplantation, previously referred to as “Study 999”) with short-course oral BCV by the end of 2017. AdAPT will recruit approximately 140 patients in the U.S. and Europe. Children who have received a T-cell-depleted allogeneic HCT with confirmed AdV viral loads of at least 1000 DNA copies/mL in plasma within 100 days from transplant will be randomized to receive oral BCV or local standard-of-care. The study builds on the scientific understanding from multiple previous trials of BCV in patients with life-threatening AdV infection, and will provide comparative data on short-course oral BCV compared with currently available treatment. If positive, data from AdAPT could enable regulatory approval in Europe for oral BCV.

AdVance Study

We are also currently conducting AdVance, a retrospective, observational study of the current standard-of-care for the identification and treatment of adenovirus (AdV) across Europe. We expect data from AdVance to describe the incidence and outcomes associated with standard-of-care treatment of AdV infection, which we anticipate will support the need for new therapeutic options.

Brincidofovir Expanded Access Program

We continue to receive requests for BCV via our expanded access and named patient programs. During the period from January through October 2017, we granted 290 requests for AdV alone, highlighting the continued unmet need in this area.

Brincidofovir for Smallpox

Development of BCV as a potential countermeasure for smallpox continues in collaboration with the Biomedical Advanced Research and Development Authority (BARDA). On August 4, 2017, the Company received correspondence from the FDA that indicated that we will need to conduct a second rabbitpox study. The Company is in the process of seeking clarification and is committed to working with the FDA and BARDA to gain agreement on next steps.

Clinical Candidate CMX521 for Norovirus

We are currently conducting preclinical studies of CMX521 and plan to initiate our first-in-human study in late 2017. CMX521 is a nucleoside analog identified from our proprietary Chemical Library, which targets the norovirus polymerase, a part of the virus that is common to all strains and is required for viral replication. CMX521 has the potential to be active against the multiple genetically-diverse norovirus strains that are resulting in outbreaks and which cause chronic infection in the growing number of immunocompromised patients.

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

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at our discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $17.5 million and $13 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on December 8, 2017. As of September 30, 2017, we had recognized revenue in aggregate of $54.3 million with respect to the base performance segment and the first three extension periods. Under the BARDA contract, we recognized revenue of $0.9 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and we recognized revenue of $2.7 million and $3.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

From our inception through September 30, 2017, we have incurred approximately $391.9 million in research and development expenses, which predominately relates to our development of brincidofovir. These costs were largely related to the conduct of our clinical trials, including most recently our two large clinical trials of oral brincidofovir, SUPPRESS and AdVise.

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

The table below summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Direct research and development expenses	$5,734	$6,301	$17,745	$25,998
Research and development personnel costs - excluding stock-based compensation	3,552	2,864	10,265	11,776
Research and development personnel costs - stock-based compensation	1,852	1,942	5,468	5,373
Indirect research and development expenses	1,019	1,140	3,057	3,795
Total research and development expenses	$12,157	$12,247	$36,535	$46,942

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

During 2016, we concluded our Phase 3 SUPPRESS trial and our AdVise study, and closed our SUSTAIN and SURPASS trials in kidney transplant recipients. As a result, our research and development expenses significantly decreased in 2016. Having finalized our 2017 plans for both oral and IV brincidofovir, as well as for CMX521 for norovirus, we currently expect research and development expenses to remain relatively consistent for the full year 2017 as compared to the full year 2016.

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

Other Development

In addition to the costs associated with brincidofovir development, we have incurred research and development costs related to other programs, including CMX521 for norovirus. The majority of this work has been focused on preclinical development, early-stage chemistry, and manufacturing in preparation for Phase 1 clinical testing. We have increased spending for preclinical development and early-stage chemistry for CMX521, conducted our candidate selection in September 2016, and are currently conducting preclinical studies of CMX521 and plan to initiate our first-in-human study in late 2017.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $4.2 million and $4.1 million was recognized in the three months ended September 30, 2017 and 2016, respectively, and $12.5 million and $12.3 million was recognized in the nine months ended September 30, 2017 and 2016, respectively. The share-based compensation expense recognized included expense for stock options, restricted stock units and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 2, 2017. There have been no material changes during the nine months ended September 30, 2017 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and September 30, 2016, together with the changes in those items (in thousands, except percentages):

	Three Months Ended September 30,		Dollar Change	% Change
	2017	2016	Increase/(Decrease)
Contract revenue	$897	$653	$244	37.4%
Operating expenses:
Research and development	12,157	12,247	(90)	(0.7)%
General and administrative	6,650	5,827	823	14.1%
Total operating expenses	18,807	18,074	733	4.1%
Loss from operations	(17,910)	(17,421)	(489)	2.8%
Interest income	598	396	202	51.0%
Net loss	$(17,312)	$(17,025)	$(287)	1.7%

Contract Revenue

For the three months ended September 30, 2017, total contract revenue increased to $0.9 million compared to $0.7 million for the three months ended September 30, 2016. This change is related to an increase in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the three months ended September 30, 2017 and 2016, our research and development expenses remained consistent. The decrease of $0.1 million, or 0.7%, is primarily related to the following:

•
a decrease of $1.6 million related to the oral brincidofovir program, which is mainly comprised of a decrease of $1.6 million in the AdVise and AdVance studies, offset by an increase of $0.4 million related to start-up expenses of our AdAPT study; offset by

•	an increase of $0.6 million related to development of CMX521, our clinical candidate for norovirus;

•	an increase of $0.3 million related to our ongoing multiple ascending dose study for our IV formulation of brincidofovir;

•	an increase of $0.3 million in compensation expense; and

•	an increase of $0.2 million related to BARDA-reimbursable expenses.

General and Administrative Expenses

For the three months ended September 30, 2017, our general and administrative expenses increased to $6.7 million compared to $5.8 million for the three months ended September 30, 2016. The increase of $0.8 million, or 14.1%, is primarily related to an increase of $0.7 million in compensation expenses and a $0.3 million increase in commercial readiness efforts related to oral brincidofovir, IV brincidofovir and CMX521.

Interest Income

For the three months ended September 30, 2017, our interest income increased to $0.6 million compared to $0.4 million for the three months ended September 30, 2016. The increase is attributable to interest earned on our cash and investments.

Comparison of the Nine Months Ended September 30, 2017 and September 30, 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and September 30, 2016, together with the changes in those items (in thousands except percentages):

	Nine Months Ended September 30,		Dollar Change	% Change
	2017	2016	Increase/(Decrease)
Contract revenue	$2,650	$3,722	$(1,072)	(28.8)%
Operating expenses:
Research and development	36,535	46,942	(10,407)	(22.2)%
General and administrative	19,530	19,359	171	0.9%
Total operating expenses	56,065	66,301	(10,236)	(15.4)%
Loss from operations	(53,415)	(62,579)	9,164	(14.6)%
Interest income	1,669	1,146	523	45.6%
Net loss	$(51,746)	$(61,433)	$9,687	(15.8)%

Contract Revenue

For the nine months ended September 30, 2017, total contract revenue decreased to $2.7 million compared to $3.7 million for the nine months ended September 30, 2016. The decrease of $1.1 million, or 28.8%, is related to a decrease in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the nine months ended September 30, 2017, our research and development expenses decreased to $36.5 million compared to $46.9 million for the nine months ended September 30, 2016. The decrease of $10.4 million, or 22.2%, is primarily related to the following:

•
a decrease in oral brincidofovir expenses of $9.1 million, which is comprised primarily of a $8.4 million decrease related to the completion of our Phase 3 SUPPRESS and AdVise trials and the closeout of our SUSTAIN and SURPASS trials, a $1.2 million decrease in drug manufacturing costs, and a $0.5 million decrease in our expanded access programs, primarily offset by an increase of $0.9 million related to start-up activities for our AdAPT study;

•	a decrease of $1.6 million related to compensation expenses resulting from restructuring activities in 2016;

•	a decrease of $0.6 million related to reimbursable BARDA contract expenses;

•	a decrease of $1.0 million in supporting research and development expenses; offset by

•
an increase of approximately $2.3 million mainly related to our development of an IV formulation of brincidofovir, development of CMX521, our clinical candidate for norovirus, and other early stage compounds.

General and Administrative Expenses

For the nine months ended September 30, 2017, our general and administrative expenses increased to $19.5 million compared to $19.4 million for the nine months ended September 30, 2016. This increase is primarily related to the offsetting effects of the following:

•	an increase of $1.4 million in commercial readiness efforts related to oral brincidofovir, IV brincidofovir, and CMX521; offset by

•	a decrease of $0.8 million related to compensation and office operating expenses resulting from restructuring activities; and

•	a decrease of $0.5 million in legal and professional fees.

Interest Income

For the nine months ended September 30, 2017, our interest income increased to $1.7 million compared to $1.1 million for the nine months ended September 30, 2016. The increase is attributable to interest earned on our cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had capital available to fund operations of approximately $240.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of September 30, 2017, we had an accumulated deficit of $467.6 million. We anticipate that we will continue to incur losses for at least the next several years. We believe that our existing cash, cash equivalents, short-term investments, and long-term investments will enable us to fund our current operating expenses and capital requirements for at least the next 12 months; however, we anticipate that we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash sources and uses:
Net cash used in operating activities	$(38,002)	$(54,118)
Net cash provided by investing activities	3,879	82,279
Net cash provided by financing activities	833	592
Net (decrease) increase in cash and cash equivalents	$(33,290)	$28,753

Operating Activities

Net cash used in operating activities of $38.0 million for the nine months ended September 30, 2017 was primarily the result of our $51.7 million net loss, partially offset by the change in operating assets and liabilities and the add-back of non-cash expenses of $12.5 million for share-based compensation and $0.8 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease in accounts receivable of $1.3 million related to work on the BARDA contract and a decrease in prepaid expenses and other assets of $0.3 million, partially offset by a decrease of $0.9 million in accounts payable and accrued liabilities. Net cash used in operating activities of $54.1 million for the nine months ended September 30, 2016 was primarily the result of our $61.4 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses of $12.3 million for share-based compensation, $1.0 million of amortization on investments and $0.8 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease of $10.6 million in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable of $2.1 million related to work on the BARDA contract and a decrease in prepaid expenses and other assets of $1.7 million primarily related to a decrease in prepaid research and development expenses.

Investing Activities

Net cash provided by investing activities of $3.9 million for the nine months ended September 30, 2017 was primarily the result of the purchase of $144.5 million in long-term investments partially offset by the sales and maturities of $148.4 million in short-term investments. Net cash provided by investing activities of $82.3 million for the nine months ended September 30, 2016 was primarily the result of the maturities of $147.9 million in short-term investments partially offset by the purchase of $50.9 million in long-term investments and $14.0 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $0.8 million and $0.6 million for the nine months ended September 30, 2017 and

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and nine months ended September 30, 2017 or September 30, 2016.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2017, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $51.7 million and $61.4 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of approximately $467.6 million.

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

We have undertaken a review of our overall development plan for brincidofovir. We anticipate that we will need to conduct one or more clinical trials in order to attain FDA and/or foreign regulatory approval of brincidofovir. By the end of 2017, we plan to begin screening in AdAPT, which is anticipated to be a small (approx. 140 patients) comparative clinical trial designed to study orally-administered brincidofovir compared with the standard-of-care in pediatric HCT-recipients with AdV viremia detected in the first 100 days following transplant. We are currently conducting a multiple ascending dose study of IV BCV in healthy subjects. We are in the process of initiating a second study to generate multiple-dose pharmacokinetic (PK) and safety data in virally-infected patients that is expected to begin in early 2018. Data from this Phase 2 study are intended to inform the planned study of Multi-Viral Prevention of DNA viral infections in hematopoietic cell transplant (HCT) recipients (MVP). Subject to the successful completion of multiple ascending dose work, we intend to initiate the MVP study during 2018.

Furthermore, while our development of BCV as a potential countermeasure for smallpox continues in collaboration with the Biomedical Advanced Research and Development Authority (BARDA), on August 4, 2017 we received correspondence from the FDA that indicated that we will need to conduct a second rabbitpox study. We are in the process of seeking clarification and are committed to working with the FDA and BARDA to gain agreement on next steps.

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

If we fail to obtain additional financing, we could be forced to delay, reduce or eliminate our product development programs, seek corporate partners for the development of our product development programs or relinquish or license on unfavorable terms, our rights to technologies or product candidates.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements for at least the next twelve months. Having finalized our 2017 plans for both oral and IV brincidofovir, as well as for CMX521 for norovirus, we currently expect research and development expenses to remain relatively consistent for the full year 2017 as compared to the full year 2016. In addition, we presently continue to provide brincidofovir for the treatment of AdV infection through our expanded access trial (Study 351) in the US and through the Named Patient Program in the EU. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA or foreign regulatory authorities requires us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than brincidofovir. In any event, we will require additional capital to commercialize our lead product candidate, brincidofovir.

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

By the end of 2017, we plan to begin screening in AdAPT, which is anticipated to be a small (approx. 140 patients) comparative clinical trial designed to study orally-administered brincidofovir compared with the standard-of-care in pediatric HCT-recipients with AdV viremia detected in the first 100 days following transplant. We are currently conducting a multiple ascending dose study of IV BCV in healthy subjects. We are in the process of initiating a second study to generate multiple-dose pharmacokinetic (PK) and safety data in virally-infected patients that is expected to begin in early 2018. Data from this Phase 2 study are intended to inform the planned study of Multi-Viral Prevention of DNA viral infections in hematopoietic cell transplant (HCT) recipients (MVP). Subject to the successful completion of multiple ascending dose work, we intend to initiate the MVP study during 2018.

Development of BCV as a potential countermeasure for smallpox continues in collaboration with BARDA. On August 4, 2017, we received correspondence from the FDA that indicated that we will need to conduct a second rabbitpox study. We are in the process of seeking clarification and are committed to working with the FDA and BARDA to gain agreement on next steps.

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

•	development of an IV formulation and/or alternate drug formulations;

•	receipt of marketing approvals from the FDA and corresponding regulatory authorities outside the United States;

•	establishing commercial manufacturing capabilities;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payers;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval;

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims; and

•	establishing distribution channels in the EU and U.S.

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

In light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when results from our AdVise study were compared to data from Study 305, our historical matched control study, it is anticipated that regulatory approval of brincidofovir for the treatment of AdV will require one or more additional prospective controlled studies of brincidofovir in patients with AdV. By the end of 2017, we plan to begin screening in AdAPT, which is anticipated to be a small (approx. 140 patients) comparative clinical trial designed to study orally-administered brincidofovir compared with the standard-of-care in pediatric HCT-recipients with AdV viremia detected in the first 100 days following transplant. We are currently conducting a multiple ascending dose study of IV BCV in healthy subjects. We are in the process of initiating a second study to generate multiple-dose pharmacokinetic (PK) and safety data in virally-infected patients that is expected to begin in early 2018. Data from this Phase 2 study are intended to inform the planned study of Multi-Viral Prevention of DNA viral infections in hematopoietic cell transplant (HCT) recipients (MVP). Subject to the successful completion of multiple ascending dose work, we intend to initiate the MVP study during 2018 which could support the first indication for IV brincidofovir. We have not yet reached agreement with the FDA or foreign regulators regarding the adequacy of these planned studies with respect to a potential approval for marketing. We may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before reconsideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

Development of BCV as a potential countermeasure for smallpox continues in collaboration with BARDA. On August 4, 2017, we received correspondence from the FDA that indicated that we will need to conduct a second rabbitpox study. We are in the process of seeking clarification and are committed to working with the FDA and BARDA to gain agreement on next steps.

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

Development of BCV as a potential countermeasure for smallpox continues in collaboration with BARDA. On August 4, 2017, we received correspondence from the FDA that indicated that we will need to conduct a second rabbitpox study. We are in the process of seeking clarification and are committed to working with the FDA and BARDA to gain agreement on next steps.

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

For example, in light of the results from our Phase 3 SUPPRESS and open-label AdVise trials of brincidofovir, we anticipate that we will need to conduct one or more additional studies of brincidofovir, and the clinical studies we design and/or submit may not be approved. By the end of 2017, we plan to begin screening in AdAPT, which is anticipated to be a small (approx. 140 patients) comparative clinical trial designed to study orally-administered brincidofovir compared with the standard-of-care in pediatric HCT-recipients with AdV viremia detected in the first 100 days following transplant. We are currently conducting a multiple ascending dose study of IV BCV in healthy subjects. We are in the process of initiating a second study to generate multiple-dose pharmacokinetic (PK) and safety data in virally-infected patients that is expected to begin in early 2018. Data from this Phase 2 study are intended to inform the planned study of Multi-Viral Prevention of DNA viral infections in hematopoietic cell transplant (HCT) recipients (MVP). Subject to the successful completion of multiple ascending dose work, we intend to initiate the MVP study during 2018 which could support the first indication for IV brincidofovir.

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, clearinghouses and certain healthcare providers, as well as their business associates;

•
the EU Data Privacy Directive, along with any related national legislation, and the General Data Protection Regulation (GDPR), which all impose obligations on companies in relation to the handling of personal data of individuals within the EU;

•
mandated physician payments reporting laws and/or requirements throughout global jurisdictions, including EU member states, in which we conduct research and development and/or other business activities;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these or any other health regulatory laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses or divert our management’s attention from the operation of our business. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they also may be subject to criminal, civil or administrative sanctions, including, but not limited to, exclusions from government funded healthcare programs, which could also materially affect our business.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Health Care Reform Law. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, President Trump signed another Executive Order directing (a) the Secretary of Labor to consider proposing regulations, or revising guidance, to expand access to health coverage by allowing more employers to form Association Health Plans (AHP), (b) the Secretaries of the Treasury, Labor, and Health and Human Services to consider proposing regulations, or revising guidance, to expand the availability of Short-Term, Limited-Duration Insurance (STLDI) and consider allowing STDLI to cover longer periods and be renewed by the consumer, and (c) the Secretaries of the Treasury, Labor, and Health and Human Services to consider proposing regulations, or revising guidance, to increase the usability of Health Reimbursement Arrangements (HRA), to expand employers’ ability to offer HRAs to their employees, and to allow HRAs to be used in conjunction with non-group coverage. The Trump administration has also recently announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Health Care Reform Law. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills this year designed to repeal or repeal and replace portions of the Health Care Reform Law. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the Health Care Reform Law. We continue to evaluate the effect that the Health Care Reform Law and its possible repeal and replacement has on our business.

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

If any of our product candidates, including brincidofovir, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including brincidofovir, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy in our clinical trials;

•	relative convenience, ease of administration and acceptance by physicians, patients, pharmacists and health care payers;

•	prevalence and severity of any AEs;

•	limitations or warnings contained in the FDA-approved labeling from Regulatory Authorities such as the FDA and EMA for the relevant product candidate;

•	availability of alternative treatments;

•	pricing and cost-effectiveness;

•	effectiveness of our or any future collaborators’ sales and marketing strategies;

•	ability to obtain hospital formulary approval;

•	ability to ensure availability for product through appropriate channels;

•	ability to maintain adequate inventory; and

•	ability to obtain and maintain sufficient third-party coverage and reimbursement, which may vary from country to country.

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

Other product candidates currently in development or under regulatory review may compete against brincidofovir for the prevention or mitigation of AdV and/or CMV infection in a variety of settings, including:

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

Many of our competitors have substantially greater financial, technical, commercial and other resources, such as larger research and development staff, stronger intellectual property portfolios and experienced marketing and manufacturing organizations and established sales forces. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

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

Furthermore, market acceptance and sales of brincidofovir, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government healthcare programs and third-party payers, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. We cannot be sure that reimbursement will be available for brincidofovir, or any other product candidates.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future revenues to support the development of brincidofovir for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.*

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current development contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second and third option segments of the contract which are scheduled to end in December 2017. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segment is completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

At present, certain activities that are included in Option Segments 2 and 3 of our contract with BARDA are forecasted to end later than the current end of the period of performance of those contract segments (i.e. later than December 8, 2017). We plan to request extensions for each contract segment before the scheduled end of the period of performance. If we are unable to reach agreement with BARDA on an extension to either, or both, of these segments our ability to receive revenues under the contract will be materially impaired.

There can be no assurances that we will be able to enter into a contract with BARDA to act as the sole supplier for the procurement of brincidofovir for the treatment of smallpox.

In April 2015, BARDA posted a notice of intent to use other than full and open competition to award a sole source contract to us for the procurement of brincidofovir for the treatment of smallpox. In May 2015, BARDA posted an approved justification for the use of other than full and open competition for the contract. In July 2015, BARDA issued a related request for proposal (RFP) to us entitled “2015 Procurement of a Second Smallpox Antiviral Drug for the Strategic National Stockpile.” Notwithstanding the issuance of the RFP, there can be no assurances that we will enter into a contract with BARDA to act as the sole supplier for the procurement of brincidofovir for the treatment of smallpox.

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

Development of BCV as a potential countermeasure for smallpox continues in collaboration with BARDA. On August 4, 2017, we received correspondence from the FDA that indicated that we will need to conduct a second rabbitpox study. We are in the process of seeking clarification and are committed to working with the FDA and BARDA to gain agreement on next steps.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that occurred in December 2015, a large percentage of the options held by our employees are underwater. As of September 30, 2017, greater than 78% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. In May 2016 in order to address the issue of employee retention we granted a total of 1.2 million restricted stock units to employees and executives with vesting over 18 and 36 months respectively. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of September 30, 2017, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 43% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

10.1(4)
Contract modification No. 41, dated July 24, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.2(4)
Contract modification No. 42, dated August 25, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.3(4)
Contract modification No. 43, dated September 22, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.4(4)
Contract modification No. 44, dated September 28, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.5(5)	Eighth Amendment to Office Lease dated July 13, 2017 by and between the Registrant and IVC Meridian TT O, LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

(3)	Incorporated by reference to Chimerix, Inc.'s Current Report on Form 8-K (No. 001-35867), filed with the SEC on October 29, 2014.

(4)	Incorporated by reference to Chimerix, Inc.'s Current Report on Form 8-K (No. 001-35867), filed with the SEC on October 11, 2017.

(5)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867), filed with the SEC on August 7, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

November 8, 2017	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, MD, MPH
President and Chief Executive Officer

November 8, 2017	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary