Form 10-K
period 2017-12-31
CHIMERIX INC
filed 2018-03-01
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on The Nasdaq Global Market on June 30, 2017 was $151,017,173.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 22, 2018 was 47,652,332.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2017 are incorporated by reference into Part III of this report………………………………………………………
10-K Part III

CHIMERIX, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2017

PART I
Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events that are subject to risks and uncertainties, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

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

ITEM 1.      BUSINESS

Chimerix Overview

Chimerix, Inc. is a biopharmaceutical company committed to discovering, developing and commercializing medicines that improve outcomes for immunocompromised patients. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. Our lead compound, brincidofovir (BCV), is in development as an oral and intravenous (IV) formulation for the prevention and treatment of DNA viruses, including smallpox, adenovirus (AdV), and the human herpesviruses. We are also advancing the development of CMX521 for the treatment and prevention of norovirus. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Brincidofovir

Brincidofovir is an investigational nucleoside analog that has shown broad-spectrum antiviral activity in vitro against all five families of dsDNA (double-stranded deoxyribonucleic acid) viruses that cause human disease. In over 1,100 patients treated to-date, brincidofovir has been associated with a low risk of kidney or bone marrow toxicity. Oral and IV formulations of brincidofovir are currently in development, both of which deliver the active antiviral directly to the site of viral replication.

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

Brincidofovir is a broad-spectrum antiviral that has demonstrated high in vitro potency against all AdV subtypes. Intracellular cleavage of brincidofovir allows cidofovir to be delivered directly to the site of viral replication. Moreover, there is a lower risk of nephrotoxicity and myelotoxicity associated with brincidofovir as compared to off-label use of intravenous cidofovir.

i.AdAPT (Study-999)

We initiated the AdAPT study (Adenovirus after Allogeneic Pediatric Transplantation) in December 2017. This study is targeting enrollment of 141 pediatric allogeneic HCT recipients with confirmed AdV infection. Patients are randomized 2:1 to receive short-course oral BCV or local standard-of-care (SOC) treatment at approximately 30 sites in Europe and the United States.

The primary endpoint of the study is a comparison of the average AdV viral burden (as measured by AdV DNA levels in blood) over 16 weeks in subjects treated with short-course oral BCV versus those who receive local SOC. The study is 90% powered to show the superiority of reduced adenoviral burden in brincidofovir-treated patients compared to SOC. The study will also evaluate the correlation of adenoviral burden (and its clearance) with clinical outcomes including survival. We anticipate that enrollment in the study will be completed in 2019.

If successful, AdAPT may form the basis of an application for conditional or full marketing approval of brincidofovir in the EU for the treatment of AdV infection in HCT recipients. A successful trial may also further support potential continued development of oral brincidofovir in the U.S.

ii.Study of Short-Course BCV for AdV in Adults

In 2018, we plan to initiate a study similar to AdAPT in adult patients. The study is anticipated to be an open-label single-arm study of approximately 20 adult patients that are not included in the ongoing pediatric-only AdAPT trial. The adult study is designed to include adult high-risk allogenic HCT recipients within the first 100 days following HCT with AdV ≥1000 copies/mL. The primary endpoint of the study is an assessment of the average AdV viral burden (as measured by AdV DNA levels in blood) over 16 weeks in subjects treated with short-course oral BCV. The study will evaluate the correlation of AdV burden (and its clearance) with clinical outcomes, including survival.

iii.AdVance

We have completed AdVance, a study of the current SOC for treatment of AdV in France, Germany, Italy, Netherlands, Spain, the Czech Republic and the United Kingdom. We expect data from AdVance to describe the incidence and outcomes associated with SOC of AdV infection, supporting the need for new therapeutic options. We plan to present final data analysis at the European Bone Marrow Treatment conference in March 2018. We also plan to conduct a study to capture the practice patterns and incidence of AdV infection in the U.S., called AdVance US, which is anticipated to begin in the second half of 2018.

B.	Oral Brincidofovir for Treatment of Smallpox

We are collaborating with the Biomedical Advanced Research and Development Authority (BARDA) for the development of brincidofovir as a potential medical countermeasure for smallpox. Efficacy is to be demonstrated via two animal models under the U.S. Food and Drug Administration's (FDA’s) Animal Rule. Following completion of the animal efficacy studies, we plan to meet with the FDA to discuss any additional required data for a regulatory decision.

In November 2017, we received advice from the European Medicines Agency (EMA) on the development plan for smallpox, in which the submission of a marketing application with data from completed studies, including the large rabbitpox efficacy study, VIR-041, was discussed. This rabbitpox study, as previously reported, demonstrated 100% survival in animals with confirmed viral infection treated with BCV, a clinically and statistically significant improvement compared with <50% survival in animals that received placebo. This study in combination with supportive mousepox study data was considered sufficient for review by EMA. We are in the process of preparing for a marketing application submission to EMA in 2019.

Since August of last year, we have been in discussions with FDA regarding study VIR-041. The Agency has determined that study VIR-041 cannot be sufficient to stand as pivotal. We are conducting a second, adjunct rabbitpox study that will be conducted in 2018. The data from Study-041 will, however, be submitted and considered among the weight of the evidence in the New Drug Application (NDA) we plan to submit in 2019.

Through our continuing development contract with BARDA, we are conducting final studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir in the United States for the treatment of smallpox.

We plan to submit a NDA to the FDA for BCV for the treatment of smallpox, contingent upon the results of the animal efficacy studies we intend to conduct during 2018.

C.	Oral Brincidofovir Expanded Access Program

We continue to fulfill requests for orally administered brincidofovir via our expanded access programs. In 2017, we granted almost 350 requests for AdV, highlighting the continued unmet need in this area.

II.	IV Formulation of Brincidofovir

Our ability to provide brincidofovir in oral and IV formulations enables development across multiple indications and populations with the potential for best-in-class efficacy and safety. In 28-day animal studies and single dose administration in healthy subjects, IV BCV has shown the potential for less GI injury compared to oral brincidofovir, even with higher plasma drug concentrations and longer-term dosing.

A.	IV Brincidofovir Multiple Ascending Dose Study in Healthy Subjects

In late 2017, we completed the multiple ascending dose (MAD) study of IV BCV in healthy subjects. This Phase 1 study evaluated the safety, tolerability and pharmacokinetics of IV BCV 10 mg given twice weekly and IV BCV 20 mg given once weekly in healthy subjects for two to four weeks. IV BCV was well-tolerated at all dose levels, with no dose-limiting clinical adverse events. Importantly, there was no diarrhea reported for IV BCV 10 mg dosed twice weekly, a dose that provides drug levels equivalent to oral BCV 100 mg which demonstrated antiviral activity in previous late-stage clinical studies. Non-clinically-relevant elevations in serum transaminases were noted as seen in previous studies of oral BCV.

B.	Phase 2 Studies Planned to Initiate in 1H2018

Studies of IV BCV in virally-infected patients are planned to initiate in the first half of 2018 and are expected to begin providing antiviral data in the second half of 2018. These studies may also provide data on other viral infections such as CMV and/or BKV in patients with multi-viral infections. The studies will evaluate pharmacokinetics (PK) and tolerability of multiple doses of IV BCV in adult HCT recipients. We will also evaluate the relationship between dose and change from baseline in AdV in blood and stool. Data is expected in the second half of 2018 and will inform the dose and dosing regimen for our Multi Viral Protection (MVP)-Peds study. Given the broad-spectrum antiviral activity of brincidofovir and the known frequency of multiple DNA viral infections in HCT recipients, we intend to conduct a multi-viral prevention study in high-risk HCT recipients which we plan to discuss with regulators in 2018.

Following availability of data from adult patients in the studies described above, we anticipate conducting study(ies) in treatment of BK viremia in order to prevent BK-associated nephropathy in kidney transplant recipients. In addition, the improved drug concentrations in the central nervous system (CNS) achieved with IV brincidofovir in animals could support the study of IV brincidofovir in viral CNS infections such as herpes encephalitis, JC virus infection, and CMV infection, which has recently been described to be associated with glioblastoma.

CMX521 for Norovirus

CMX521 is a nucleoside analog identified from our proprietary Chemical Library which targets the norovirus polymerase, a part of the virus that is common to all strains and is required for viral replication. It therefore has the potential to be active against the multiple genetically diverse norovirus strains that circulate each year and cause disease in humans. CMX521 is the first antiviral specific for the treatment and/or prevention of norovirus.

Chronic norovirus infection is increasingly being diagnosed in immune compromised patients. Approximately 15-20 percent of HCT and solid organ transplant (SOT) recipients are diagnosed with norovirus within the first 1-2 years after transplant, a diagnosis that has been associated with chronic diarrhea, electrolyte disturbances, and graft rejection.

In December 2017, we initiated a first-time-in-human study of CMX521. The Phase 1 study is evaluating the pharmacokinetics, safety and tolerability of CMX521 in up to 50 adult subjects. The study also includes the collection of gut biopsy specimens, which will allow for the determination of active drug concentrations in the target gut tissue. Study results are expected in mid-2018.

CMX157

CMX157, our second clinical stage nucleoside analog, uses the same proprietary lipid technology as brincidofovir to deliver high intracellular concentrations of the potent antiviral drug, tenofovir. Tenofovir, marketed under the brand name Viread® and in multiple fixed-dose combinations, is widely used for the treatment of HIV and hepatitis B virus (HBV) infection. In December 2014, we entered into a licensing agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

Lipid Conjugate Technology and Our Chemical Library

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

The most advanced example of our proprietary lipid conjugate technology is brincidofovir, which was developed to improve the efficacy and safety of an approved drug, cidofovir. Use of cidofovir has been limited by significant toxicities, particularly kidney toxicity. Unlike cidofovir, the lipid-conjugated brincidofovir molecule is not actively concentrated in the kidneys, but does effectively deliver the active antiviral to cells. Brincidofovir may have a higher benefit-risk ratio that allows expanded use relative to cidofovir, for example in prevention of AdV disease, and potentially protection from or treatment of other DNA viruses.

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

The key components of our strategy are:

•
Advance Oral and IV Formulations of Brincidofovir for the Prevention and Treatment of Serious DNA Virus Infections. We are conducting AdAPT, a small comparative clinical trial designed to study the effect of brincidofovir versus SOC in pediatric patients with AdV infection following allogeneic HCT. This study will be conducted at sites in the United States and Europe. If successful, AdAPT may form the basis of an application for conditional or full marketing approval of brincidofovir in the EU for the treatment of AdV infection in HCT recipients. A successful trial may also further support potential continued development of oral brincidofovir in the U.S. Assuming the trial is fully enrolled by the first half of 2019, we expect to receive data from the trial in the second half of 2019 with the potential for an EU approval in 2020.

Following completion of the MAD study of IV brincidofovir in healthy subjects, we plan to start a Phase 2 open label dose-ranging studies of IV BCV in patients with active AdV. In this study, we also plan to examine the effect of IV BCV on other viral infections such as CMV. This study will evaluate PK and tolerability of multiple doses of IV BCV in adult HCT recipients. We will also evaluate the relationship between dose and change from baseline in AdV in blood and stool. Data from this trial is expected in the second half of 2018 and will inform the dose and dosing regimen for our MVP-Peds study.

•
Progress Development of Brincidofovir as a Medical Countermeasure for the Treatment of Smallpox. We have conducted efficacy studies under the FDA’s Animal Rule to demonstrate the impact of immediate or delayed brincidofovir in a well-characterized model of smallpox infection. We are working with the FDA and BARDA on the development of our second, adjunct rabbitpox study as well as a second animal model, mousepox. We plan to submit an NDA to the FDA, contingent upon the results of the animal efficacy studies we intend to conduct during 2018. In addition, we received advice from the EMA on the development plan for smallpox, in which the submission of a marketing application with data from completed studies, including our earlier completed large rabbitpox efficacy study, was discussed. This study in combination with supportive mousepox study data was considered sufficient for review by EMA. We are in the process of preparing for a marketing application submission to EMA in early 2019.

•
Develop CMX521 for the Prevention and Treatment of Norovirus. We are currently conducting a first-time-in-human study of CMX521. This Phase 1 study is evaluating the pharmacokinetics, safety and tolerability of CMX521 in up to 50 adult subjects. The study also includes the collection of gut biopsy specimens, which will allow for the determination of active drug concentrations in the target gut tissue. Study results are expected in mid-2018.

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

In September 2016, we converted our shares of ContraVir Series B Convertible Preferred Stock into 1,071,429 shares of ContraVir common stock.

BARDA

In February 2011, we entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. BARDA is a division of the U.S. Department of Health and Human Services (DHHS) in the Office of the Assistant Secretary for Preparedness and Response that supports the advanced research and development, manufacturing, acquisition and stockpiling of medical countermeasures. The scope of work for the contract includes preclinical, clinical and manufacturing development activities that fall into the following areas: non-clinical animal efficacy studies; clinical activities; manufacturing activities; and all associated regulatory, quality assurance, management, and administrative activities.

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

We substantially completed the first option segment of the contract on August 28, 2014. In September 2014, we were awarded a contract extension for a second option segment providing an additional $17.0 million. In August 2016, the contract was amended to provide an additional $535,000 and in December 2017 the contract was amended to increase funding by an additional $4.1 million for the performance of the second option segment, which is scheduled to end on September 30, 2018. On September 11, 2015, BARDA exercised option segment three, which provided approximately $12.9 million in funding for the performance of the segment. In December 2017, BARDA decreased the scope of this segment by removing a potential second pivotal ectromelia virus study which decreased the funding of this option segment by $1.3 million to a total award of $11.6 million; option segment three is scheduled to end on September 30, 2018. The total funding of the contract is approximately $69.4 million and is scheduled to end on September 30, 2018. As of December 31, 2017, we had recognized revenue in aggregate of $56.1 million with respect to the base performance segment and the first three extension periods.

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

In April 2015, the DHHS, Office of the Assistant Secretary for Preparedness and Response, BARDA posted a notice of intent to use other than full and open competition (Notice of Intent) to award a sole source contract to us for the procurement of brincidofovir for the treatment of smallpox.

In July 2015, BARDA issued a RFP entitled “2015 Procurement of a Second Smallpox Antiviral Drug for the Strategic National Stockpile.” In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response. The issuance of that RFP did not culminate with agreement for the sole source supply of brincidofovir for the Strategic National Stockpile.

On February 9, 2018, the DHHS issued a pre-solicitation notice (No. 18-100-SOL-00011) entitled, “Procurement and Late-Stage Development of Smallpox Antiviral Drug(s).” There are no RFPs for procurement of a smallpox antiviral currently pending.

In the event a new RFP is issued we will likely submit a proposal. In the event that our proposal is chosen (potentially among several competing proposals) and before we can enter into a contract we must negotiate its terms, including the price and delivery schedule. In addition, as a governmental agency, BARDA’s ability to enter into a contract is subject to continued funding for this purpose, which can change at any time. We remain in discussions with BARDA regarding the potential to supply brincidofovir to the Strategic National Stockpile, however, there can be no assurances regarding any such procurement. The Company continues to receive funding under an advanced research and development contract for the development of brincidofovir for the treatment of smallpox. We are currently evaluating brincidofovir for efficacy in two different animal models to support potential approval under the FDA’s Animal rule.

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

Commercial Operations

We anticipate that our first commercial indication for brincidofovir may be in the treatment of AdV infections in pediatric allogeneic HCT recipients. In anticipation of potential regulatory approval and commercial launch of brincidofovir, we are building select commercial functions tied to key milestones. These milestones include the availability of data from our IV brincidofovir studies, and other potential trials or studies, potential submission of marketing applications for brincidofovir, and anticipated approval (or PDUFA) dates.

Patients who undergo an allogeneic HCT are likely to be treated at a small number of major medical centers by specialized teams of physicians and healthcare providers. There are approximately 200 HCT transplant centers in the U.S. and 300 in the EU-5. The management of therapies for transplant patients is largely the responsibility of transplant physicians, infectious disease specialists, and clinical pharmacists who oversee post-transplant therapies. These clinicians focus on prevention and management of post-transplant infections as one of their key priorities. Practice patterns for the management of transplant patients and post-transplant viral infections vary from institution to institution and are highly driven by research activities, data and publications.

If brincidofovir is approved for the treatment of AdV infection, we believe it is possible for us to commercialize brincidofovir in the United States. We anticipate that this would entail a relatively small commercial infrastructure, which may include a contract sales force, partner sales force, or internal team. While our commercialization efforts may initially be focused on health care providers who are responsible for treating AdV, this commercial infrastructure would serve as the foundation for an expanded commercial presence based on lifecycle indications and other opportunities within the corporate portfolio.

Outside of the United States, subject to obtaining necessary marketing approvals, we may seek to commercialize brincidofovir ourselves or through distribution or other collaboration arrangements. If we elect to develop brincidofovir for other DNA viral indications, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs, reimbursement complexities and our available resources.

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

Other product candidates currently in development may compete against brincidofovir for the prevention or mitigation of CMV infection in a variety of settings, including:

•
letermovir (marketed under the trade name PREVYMIS), an anti-CMV drug recently approved for the prevention of CMV infections in adult HCT recipients pursuant to an exclusive worldwide license agreement between AiCuris GmbH & Co. KG and Merck & Co., Inc.;

•
maribavir, an antiviral owned by Shire plc, currently in Phase 3 trials for the treatment of CMV resistant or refractory CMV infections in both HCT and SOT adult patients, and for preemptive use in adult HCT patients; and

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

At February 16, 2018, our worldwide patent portfolio included:

•
146 patents or patent applications that we own or have in-licensed from academic institutions, related to brincidofovir and CMX157, which represented a slight increase over the number of patents in our patent portfolio at the end of fiscal 2016;

•
This includes 96 US and foreign exclusively and jointly owned patents and 50 US and foreign applications related to brincidofovir and CMX157. Granted European patents are counted as one patent and have been validated throughout Europe;

•	20 jointly-owned patents or patent applications related to our agreement with the UM regarding our proprietary Chemical Library; and

•	One US provisional patent application owned exclusively by Chimerix directed to a morphic form of a compound from the Chemical Library.

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

Our drug products (tablets, oral suspension, intravenous solution or lyophilized powder for solution) are also manufactured under contract. We have completed development and transfer of our current commercial suspension and tablet manufacturing process to our selected contractor that will produce commercial supplies. We plan to begin validation of these processes in 2018. The intravenous formulation of brincidofovir is in early-stage development.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and government authorities of member states of the EU and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Any product candidate that we develop must be approved by the FDA or EMA before it may be legally marketed in the United States or EU and in other countries by the responsible national regulatory agency before it may be legally marketed.

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

•	submission to the FDA of a NDA for a new drug;

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

Clinical trials involve the administration of the drug candidate to healthy subjects or affected patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Patients not meeting protocol inclusion and exclusion criteria may be considered for our expanded access program under the IND. Clinical trials must be conducted in accordance with the FDA’s regulations comprising the good clinical practices requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board (IRB), at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

Under the centralized authorization procedure, pharmaceutical companies submit a single marketing-authorization application to the EMA. EMA’s Committee for Medicinal Products for Human Use (CHMP) carries out a scientific assessment of the application and makes a recommendation to the European Commission whether the medicine should be marketed or not. If authorization is granted by the European Commission, the centralized marketing authorization is valid in all EU Member States as well as in the European Economic Area (EEA) countries Iceland, Liechtenstein and Norway.

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

Early access programs

Many jurisdictions allow the supply of unauthorized medicinal products in the context of strictly regulated and exceptional early access programs, and some countries may provide reimbursement for drugs provided in the context of such programs. In the European Union, the legal basis for early access programs, also referred to as named-patient and compassionate use programs, is set out in the E.U. legislation regulating the authorization, manufacture, distribution and marketing of medicinal products. Detailed regulatory requirements applicable to early access programs have been adopted and implemented by the E.U. member states in their national laws. The promotion, advertising and marketing of unauthorized medicinal products is generally prohibited, and authorization for early access programs must generally be obtained from national competent authorities, which might not grant such authorization. Obtaining authorization for an early access program in one alternative treatment option. To provide expanded access, sponsors must submit detailed regulatory information to the FDA. FDA authorization depends on several different factors, including whether expanded access will interfere with related clinical trials or drug development. Sponsors may not promote porducts as safe or effective for expanded-access uses.

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

The period of market exclusivity is extended by two years for medicines that also have complied with an agreed pediatric investigation plan (PIP). Each orphan designation for a product linked to a separate orphan condition is eligible for a two-year extension if this is accounted for in the PIP. The extension is granted by the European Commission based on the positive compliance check from the Pediatric Committee and opinion from the CHMP.

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

US Health Care Laws

Our operations may be subject to federal and state health care laws and regulations including, without limitation: anti-kickback statutes, false claims statutes, patient data privacy and security laws, and physician payment transparency laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization. If our operations are found to be in violation of any of these laws or regulations, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, and exclusion from participation in federal healthcare programs, and additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, as well as contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research would be developed by the DHHS, the Agency for Healthcare Research and Quality and the National Institutes of Health, and periodic reports on the status of the research and related expenditures would be made to the U.S. Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear whether research would have any effect on the sales of any of our products that is successfully developed and approved, if the product or the condition that it is intended to treat becomes the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits of a competitor’s product could adversely affect the sales of any of our products that is successfully developed and approved. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Patient Protection and Affordable Care Act (ACA), as amended by the Health Care and Education Reconciliation Act of 2010, is expected to have a significant impact on the health care industry. The ACA is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of the ACA on pharmaceutical companies because some of the ACA’s reforms require the promulgation of detailed regulations to implement the statutory provisions, which has not yet occurred. In addition, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. Congress also could consider additional legislation to repeal or repeal and replace other elements of the ACA. At this time, the full effect that the ACA will have on our business in the future remains unclear.

The Physician Payment Sunshine Act (Sunshine Act), which was enacted as part of ACA, requires covered manufacturers of drugs covered under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of the DHHS payments or other transfers of value made by that entity, or by a third party as directed by that entity, to physicians and teaching hospitals, or to third parties on behalf of physicians or teaching hospitals, during the course of the preceding calendar year. The final rule implementing the Sunshine Act, published on February 8, 2013, requires data collection on payments to begin on August 1, 2013. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (up to $1 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

Employees

As of December 31, 2017, we had 82 full-time employees. Of these employees, 58 employees are engaged in research and development activities and 24 employees are engaged in marketing, finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated in the State of Delaware in April 2000. Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 24,862 square feet of office space. The leases for this facility expire in February 2021. We separately lease laboratory space in Durham and Research Triangle Park, North Carolina, encompassing a total of approximately 10,274 square feet. The leases for this laboratory space in Durham and Research Triangle Park expire in July 2021 and August 2018, respectively.

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

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $71.0 million, $76.4 million and $117.4 million for the twelve months ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of approximately $486.8 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we seek to:

•	continue the development of our lead product candidate, brincidofovir, for the treatment of AdV infection;

•	advance the development of an IV formulation of brincidofovir;

•
continue the development of brincidofovir for the prevention or treatment of CMV, AdV, BK virus, and other viral indications in HCT recipients, solid organ transplant recipients and other patient populations;

•	continue the development of brincidofovir for the treatment of smallpox as a medical countermeasure;

•	obtain regulatory approvals for brincidofovir;

•	scale-up manufacturing capabilities to commercialize brincidofovir for any indications for which we receive regulatory approval;

•	advance the development of CMX521 for norovirus;

•	expand our research and development activities and advance our clinical programs;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts and seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of our product candidates is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of our product candidates is delayed because we are required by the FDA or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate, or we decide to conduct additional studies or trials for strategic reasons. For example, in December 2015 we announced that in the SUPPRESS trial brincidofovir did not prevent clinically significant CMV infection through Week 24 after HCT to a greater extent than occurred on placebo, the primary endpoint of the trial. Since that time, we have revised our overall development plan for brincidofovir. We have designed and are conducting multiple trials with the goal of attaining FDA and/or foreign regulatory approval of brincidofovir for commercial indications.

Furthermore, while our development of BCV as a potential countermeasure for smallpox continues in collaboration with BARDA. On August 4, 2017, we received correspondence from the FDA that indicated that we will need to conduct a second rabbitpox study of brincidofovir for the treatment of smallpox. We are working with the FDA and BARDA on the design and conduct of this adjunct study as well as a study in our second animal model, ectromelia.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict with certainty the timing or amount of any increase in our anticipated development costs that will result should any additional trials be necessary.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements for at least the next twelve months. Having finalized our 2018 plans for both oral and IV brincidofovir, as well as for CMX521 for norovirus, we currently expect research and development expenses to increase for the full year 2018 as compared to the full year 2017. In addition, we presently continue to provide brincidofovir for the treatment of AdV infection through our expanded access trial (Study 351) in the US and through the Named Patient Program in the EU. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA or foreign regulatory authorities requires us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than brincidofovir. In any event, we will require additional capital to commercialize our lead product candidate, brincidofovir.

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

Our AdVise study of brincidofovir for the treatment of AdV infection in allogeneic HCT recipients and other immunocompromised individuals is complete and in light of an absence of a mortality benefit observed, when results were compared to data from Study 305, our historical matched control study, we are conducting additional trials of brincidofovir in AdV.

On August 4, 2017, we received correspondence from the FDA that indicated that we will need to conduct a second rabbitpox study of brincidofovir for the treatment of smallpox. The Company is working with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study. Through our continuing development contract with BARDA, we are conducting final confirmatory studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox.

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

In light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when results from our AdVise study were compared to data from Study 305, our historical matched control study, we are conducting additional studies of brincidofovir in patients with AdV.

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

On August 4, 2017, we received correspondence from the FDA that indicated that we will need to conduct a second rabbitpox study of brincidofovir for the treatment of smallpox. The Company is working with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study. Through our continuing development contract with BARDA, we are conducting final confirmatory studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox.

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

On August 4, 2017, we received correspondence from the FDA that indicated that we will need to conduct a second rabbitpox study of brincidofovir for the treatment of smallpox. The Company is in process of working with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study. Through our continuing development contract with BARDA, we are conducting final confirmatory studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox.

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

In light of the numerical difference in mortality observed in SUPPRESS and the absence of a mortality benefit observed when results from our AdVise study were compared to data from Study 305, our historical matched control study, we are conducting additional studies of brincidofovir in patients with AdV.

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

Events which may result in a delay or unsuccessful completion of clinical trials, including our currently planned or future clinical trials for brincidofovir, include:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in obtaining, or failure to obtain, regulatory approval of Investigational New Drug applications or to commence a trial;

•	delays in reaching agreement with the FDA and foreign health authorities on final trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays caused by disagreements with existing CROs and/or clinical trial sites;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining, or failure to obtain, required IRB or ethics committee (EC) approvals covering each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	delays caused by subjects dropping out of a trial due to side effects or otherwise;

•	clinical sites declining to participate or dropping out of a trial to the detriment of enrollment;

•	agency or judicial enforcement actions against us;

•	time required to add new clinical sites; and

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

If any of our approved products cause serious or unexpected side effects prior to or after receiving market approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may approve the product only with a REMS, potentially with restrictions on distribution and other elements to assure safe use (ETASU);

•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in a form of a modified REMS;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered or to conduct additional clinical studies;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

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

Brincidofovir and our other product candidates will also be subject to additional ongoing regulatory requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. In the United States, the holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. If a REMS is required, the NDA holder may be required to monitor and evaluate those in the healthcare system who are responsible for implementing ETASU measures. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Moreover, EU and member countries impose strict restrictions on the promotion and marketing of drug products. The off-label promotion of medicinal products is prohibited in the U.S., EU and in other territories. The promotion of medicinal products that are not subject to a marketing authorization is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU and in other territories could be penalized by administrative measures, fines and imprisonment.

In addition, manufacturers of drug products and their facilities are subject to payment of user fees and continual review and periodic inspections by regulatory authorities for compliance with cGMP, and adherence to commitments made in the application. If we, or a regulatory agency, discover previously unknown problems with a product, such as quality issues or AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

•	the FDCA which prohibits, among other things, the adulteration or misbranding of drugs and devices;

•
the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies to report to the U.S. Department of Health and Human Services information related to payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payers, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.

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

More recently, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. However, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. Congress also could consider additional legislation to repeal or repeal and replace other elements of the ACA.

Although it is too early to determine the effect of the ACA, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, at the federal level there have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, lower reimbursement, and additional downward pressure on the price that we receive for any future approved product. We cannot predict what healthcare reform initiatives may be adopted in the future.

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

If any of our product candidates, including brincidofovir, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including brincidofovir, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy in our clinical trials;

•	relative convenience, ease of administration and acceptance by physicians, patients, pharmacists and health care payers;

•	prevalence and severity of any AEs;

•	limitations or warnings contained in the FDA-approved labeling from Regulatory Authorities such as the FDA and EMA for the relevant product candidate;

•	availability, efficacy and safety of alternative treatments;

•	price and cost-effectiveness;

•	effectiveness of our or any future collaborators’ or competitor’s sales and marketing strategies;

•	ability to obtain hospital formulary approval;

•	ability to ensure availability for product through appropriate channels;

•	ability to maintain adequate inventory; and

•	ability to obtain and maintain sufficient third-party coverage and reimbursement, which may vary from country to country.

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

Establishing an internal or contract sales force involves many challenges, including:

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

Based on market research, competing products that are currently used to treat AdV and/or CMV include and are not limited to:

•	Vistide® (cidofovir for injection), marketed by Gilead Sciences, Inc. and generic manufacturers;

•	oral and intravenous ganciclovir, a drug that is sold by generic manufacturers;

•	Valcyte® (valganciclovir), a prodrug of ganciclovir that is marketed by Genentech, Inc. and generic manufacturers;

•	foscarnet sodium for injection available through generic manufacturers;

•	acyclovir, a drug that is sold by generic manufacturers;

•	letermovir (marketed under the trade name PREVYMIS), an anti-CMV drug being developed pursuant to an exclusive worldwide license agreement between AiCuris GmbH & Co. KG and Merck & Co., Inc.; and

•	investigational patient-specific T-cell therapies.

Other product candidates currently in development or under regulatory review may compete against brincidofovir for the prevention or mitigation of AdV and/or CMV infection in a variety of settings, including:

•	maribavir (SHP620) from Shire for CMV infections in transplant recipients; and

•	patient-specific T-cell therapies directed at antigens of CMV and other DNA viruses, including AdV.

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

We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we rely on an exclusive license to certain patents, proprietary technology and know-how from UC, which we believe cover brincidofovir. We also have an exclusive license to certain patents covering inventions of the UM. If we fail to comply with our obligations under our license agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the UC license, brincidofovir, or in the case of the UM license, CMX521, either of which would have a materially adverse effect on our business.

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

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current development contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second and third option segments of the contract which are scheduled to end in September 2018. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segment is completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

In April 2015, BARDA posted a notice of intent to use other than full and open competition to award a sole source contract to us for the procurement of brincidofovir for the treatment of smallpox. In May 2015, BARDA posted an approved justification for the use of other than full and open competition for the contract. In July 2015, BARDA issued a RFP entitled “2015 Procurement of a Second Smallpox Antiviral Drug for the Strategic National Stockpile.” In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response. The issuance of that RFP did not culminate with agreement for the sole source supply of brincidofovir for the Strategic National Stockpile. On February 9, 2018, the DHHS issued a pre-solicitation notice (No. 18-100-SOL-00011) entitled, “Procurement and Late-Stage Development of Smallpox Antiviral Drug(s).” There are no RFPs for procurement of a smallpox antiviral currently pending.

In the event a new RFP is issued we will likely submit a proposal. In the event that our proposal is chosen (potentially among several competing proposals) and before we can enter into a contract we must negotiate its terms, including the price and delivery schedule. In addition, as a governmental agency, BARDA’s ability to enter into a contract is subject to continued funding for this purpose, which can change at any time. We remain in discussions with BARDA regarding the potential to supply brincidofovir to the Strategic National Stockpile, however, there can be no assurances regarding any such procurement. We continue to receive funding under an advanced research and development contract for the development of brincidofovir for the treatment of smallpox. We are currently evaluating brincidofovir for efficacy in two different animal models to support potential approval under the FDA’s animal rule.

On August 4, 2017, we received correspondence from the FDA that indicated that we will need to conduct a second rabbitpox study of brincidofovir for the treatment of smallpox. We are in process of working with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study. Through our continuing development contract with BARDA, we are conducting final confirmatory studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox.

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

United States government agencies, such as the DHHS, routinely audit and investigate government contractors and recipients of federal grants, including our contract with BARDA. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

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

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that occurred in December 2015, a large percentage of the options held by our employees are underwater. As of December 31, 2017, approximately 93% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Based upon shares of common stock outstanding as of December 31, 2017, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 48% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

Our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percent change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our IPO, our most recent private placement and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Furthermore, under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 24,862 square feet of office space. The leases for this facility expire in February 2021.We separately lease laboratory space in Durham and Research Triangle Park, North Carolina, encompassing a total of approximately 10,274 square feet. The leases for this laboratory space in Durham and Research Triangle Park expire in July 2021 and August 2018, respectively.

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

	Year Ended December 31, 2017
	High	Low
First Quarter	$6.64	$4.33
Second Quarter	$6.57	$4.28
Third Quarter	$5.60	$4.30
Fourth Quarter	$5.54	$4.17

	Year Ended December 31, 2016
	High	Low
First Quarter	$9.72	$4.36
Second Quarter	$6.47	$3.50
Third Quarter	$5.96	$3.71
Fourth Quarter	$5.64	$3.66

Stock Performance Graph(1)

The following graph shows a comparison from April 11, 2013 through December 31, 2017 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes as initial investment of $100 on April 11, 2013. The comparisons in the graph below are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock or Indexes.

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

Stockholders

As of February 22, 2018, there were 36 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We derived the following selected Consolidated Statement of Operations and Comprehensive Loss Data for the years ended December 31, 2017, 2016, and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
Consolidated Statement of Operations and Comprehensive Loss Data	2017	2016	2015	2014	2013
Revenues:
Contract revenue	$4,494	$5,702	$9,214	$4,040	$4,370
Collaboration and licensing revenue	—	—	1,548	—	—
Total revenues	4,494	5,702	10,762	4,040	4,370
Operating expenses:
Research and development	49,448	58,647	97,717	45,379	24,662
General and administrative	27,148	25,007	31,296	17,527	8,327
Total operating expenses	76,596	83,654	129,013	62,906	32,989
Loss from operations	(72,102)	(77,952)	(118,251)	(58,866)	(28,619)
Other (expense) income:
Other-than-temporary impairment of investment	(1,160)	—	—	—	—
Interest income (expense), net	2,278	1,562	879	(446)	(1,236)
Fair value adjustments to preferred stock warrant liability	—	—	—	—	(6,590)
Net loss	(70,984)	(76,390)	(117,372)	(59,312)	(36,445)
Accretion of redeemable convertible preferred stock	—	—	—	—	(34,108)
Net loss attributable to common shareholders	$(70,984)	$(76,390)	$(117,372)	$(59,312)	$(70,553)
Net loss per share, basic and diluted	$(1.51)	$(1.65)	$(2.67)	$(1.80)	$(3.65)
Weighted-average shares outstanding, basic and diluted	46,963,430	46,267,064	43,878,326	33,003,714	19,307,422

	Years Ended December 31,
Consolidated Balance Sheet Data	2017	2016	2015	2014	2013
Cash and cash equivalents	$18,548	$51,463	$20,605	$128,462	$109,976
Short-term investments, available-for-sale (1)	132,972	180,558	199,729	106,114	—
Working capital	143,337	226,360	208,658	220,390	102,802
Long-term investments (1)	76,731	47,407	124,040	52,973	—
Total assets	235,230	286,770	355,992	291,878	113,387
Loan payable, net, current portion (2)	—	—	—	4,296	5,573
Loan payable, net, less current portion (2)	—	—	—	—	4,294
Accumulated deficit	(486,788)	(415,804)	(339,414)	(222,042)	(162,730)
Total stockholders’ equity (deficit)	$221,810	$276,224	$335,459	$274,636	$98,539

(1)	Further details of investments is available in "Notes to Consolidated Financial Statements, Note 1. Fair Value of Financial Instruments" in Item 8 of this Annual Report.
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

Recent Developments

Initiation of AdAPT Study of Oral Brincidofovir in Adenovirus

We initiated the AdAPT Study (Adenovirus after Allogeneic Pediatric Transplantation) in December 2017. This study is targeting enrollment of 141 pediatric allogeneic hematopoietic or stem cell transplant (HCT) recipients with confirmed adenovirus (AdV) infection. Patients are randomized 2:1 to receive short-course oral BCV or local standard-of-care (SOC) treatment at approximately 30 sites in Europe and the United States.

The primary endpoint of the study is a comparison of the average AdV viral burden (as measured by AdV DNA levels in blood) over 16 weeks in subjects treated with short-course oral BCV versus those who receive local SOC. The study is 90% powered to show the superiority of reduced adenoviral burden in brincidofovir-treated patients compared to SOC. The study will also evaluate the correlation of adenoviral burden (and its clearance) with clinical outcomes, including survival. We anticipate that enrollment in the study will be completed in 2019.

If successful, AdAPT may form the basis of an application for conditional or full marketing approval of brincidofovir in the European Union (EU) for the treatment of AdV infection in HCT recipients. A successful trial may also further support potential continued development of oral brincidofovir in the U.S.

Oral Treatment for Smallpox

We are collaborating with the Biomedical Advanced Research and Development Authority (BARDA) for the development of brincidofovir as a potential medical countermeasure for smallpox. Efficacy is to be demonstrated via two animal models under the U.S. Food and Drug Administration’s (FDA’s) Animal Rule. Following completion of the animal efficacy studies, we plan to meet with the FDA to discuss any additional required data for a regulatory decision.

In November 2017, we received advice from the European Medicines Agency (EMA) on the development plan for smallpox, in which the submission of a marketing application with data from completed studies, including the large rabbitpox efficacy study, VIR-041, was discussed. This rabbitpox study, as previously reported, demonstrated 100% survival in animals with confirmed viral infection treated with BCV, a clinically and statistically significant improvement compared with <50% survival in animals that received placebo. This study in combination with supportive mousepox study data was considered sufficient for review by EMA. We are in the process of preparing for a marketing application submission to EMA in 2019.

Since August of last year, we have been in discussions with FDA regarding study VIR-041. The Agency has determined that study VIR-041 cannot be sufficient to stand as pivotal. We are conducting a second, adjunct rabbitpox study that will be conducted in 2018. The data from Study-041 will however be submitted and considered among the weight of the evidence in the NDA we plan to submit in 2019.

Through our continuing development contract with BARDA, we are conducting final studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir in the United States for the treatment of smallpox.

We plan to submit a New Drug Application (NDA) to the FDA for BCV for the treatment of smallpox, contingent upon the results of the animal efficacy studies we intend to conduct during 2018.

IV Brincidofovir Progresses to Phase 2 Studies

In late 2017, we completed the multiple ascending dose (MAD) study of IV BCV in healthy subjects. This Phase 1 study evaluated the safety, tolerability and pharmacokinetics of IV BCV 10 mg given twice weekly and IV BCV 20 mg given once weekly in healthy subjects for two to four weeks. IV BCV was well-tolerated at all dose levels, with no dose-limiting clinical adverse events. Importantly, there was no diarrhea reported for IV BCV 10 mg dosed twice weekly, a dose that provides drug levels equivalent to oral BCV 100 mg which demonstrated antiviral activity in previous late-stage clinical studies. Non-clinically-relevant elevations in serum transaminases were noted as seen in previous studies of oral BCV.

Studies of IV BCV in virally-infected patients are initiating and are expected to begin providing antiviral data in the second half of 2018. These studies may also provide data on other viral infections such as CMV and/or BKV in patients with multi-viral infections. The studies will evaluate pharmacokinetics (PK) and tolerability of multiple doses of IV BCV in adult HCT recipients. We will also evaluate the relationship between dose and change from baseline in AdV. Data are expected in the second half of 2018 and will inform the dose and dosing regimen for our Multi Viral Protection (MVP)-Peds study. Given the broad-spectrum antiviral activity of brincidofovir and the known frequency of multiple DNA viral infections in HCT recipients, we intend to conduct a multi-viral prevention study in high-risk HCT recipients which we plan to discuss with regulators in 2018.

Following availability of data from adult patients in the studies described above, we anticipate conducting study(ies) in treatment of BK viremia in order to prevent BK-associated nephropathy in kidney transplant recipients. In addition, the improved drug concentrations in the central nervous system (CNS) achieved with IV brincidofovir in animals could support the study of IV brincidofovir in viral CNS infections such as herpes encephalitis, JC virus infection, and CMV infection, which has recently been described to be associated with glioblastoma.

Our ability to provide brincidofovir in oral and IV formulations enables development across multiple indications and populations with the potential for best-in-class efficacy and safety. In 13-week animal studies and single dose administration in healthy subjects, IV BCV has shown the potential for less GI injury compared to oral brincidofovir, even with higher plasma drug concentrations and longer-term dosing.

CMX521 for Norovirus

CMX521 is a nucleoside analog identified from our proprietary Chemical Library which targets the norovirus polymerase, a part of the virus that is common to all strains and is required for viral replication. It therefore has the potential to be active against the multiple genetically diverse norovirus strains that circulate each year and cause disease in humans. CMX521 is the first antiviral specific for the treatment and/or prevention of norovirus.

Chronic norovirus infection is increasingly being diagnosed in immune compromised patients. Approximately 15-20 percent of HCT and solid organ transplant (SOT) recipients are diagnosed with norovirus within the first 1-2 years after transplant, a diagnosis that has been associated with chronic diarrhea, electrolyte disturbances, and graft rejection.

In December 2017, we initiated a first-time-in-human study of CMX521. The Phase 1 study is evaluating the pharmacokinetics, safety and tolerability of CMX521 in up to 50 adult subjects. The study also includes the collection of gut biopsy specimens, which will allow for the determination of active drug concentrations in the target gut tissue. Study results are expected in mid-2018.

AdVance Study

We have completed AdVance, a study of the current standard-of-care for treatment of AdV in France, Germany, Italy, Netherlands, Spain, the Czech Republic and the United Kingdom. We expect data from AdVance to describe the incidence and outcomes associated with standard-of-care treatment of AdV infection, supporting the need for new therapeutic options. Final data analysis will be presented at the European Bone Marrow Treatment conference in March 2018. We also plan to conduct a study to capture the practice patterns and incidence of AdV infection in the U.S., called AdVance US the second half of 2018.

Brincidofovir Expanded Access Program

We continue to receive requests for BCV via our expanded access and named patient programs. During 2017, we granted almost 350 requests for AdV, highlighting the continued unmet need in this area.

Financial Overview

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from a government grant and contract and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at Chimerix’s discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $21.6 million and $11.6 million in expense reimbursement and fees, respectively. The second option and third option segment is scheduled to end on September 30, 2018. As of December 31, 2017, we had recognized revenue in aggregate of $56.1 million with respect to the base performance segment and the first three option periods.

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

•
salaries and related overhead expenses, which include stock option, restricted stock unit (RSU) and employee stock purchase program compensation and benefits, for personnel in research and development functions;

•	payments to third-party manufacturers, which produce, test and package our drug substance and drug product (including continued testing of process validation and stability);

•	costs related to legal and compliance with regulatory requirements; and

•	license fees for and milestone payments related to licensed products and technologies.

From our inception through December 31, 2017, we have incurred approximately $404.8 million in research and development expenses, of which $360.0 million relates to our development of brincidofovir. These costs were largely related to the conduct of our clinical trials of brincidofovir.

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

	Years Ended December 31,
	2017	2016	2015
Direct research and development expenses	$24,734	$31,415	$70,348
Research and development personnel costs - excluding stock-based compensation	13,490	15,035	16,691
Research and development personnel costs - stock-based compensation	7,047	7,137	5,578
Indirect research and development expenses	4,177	5,060	5,100
Total research and development expenses	$49,448	$58,647	$97,717

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

Brincidofovir

The majority of our research and development resources has been focused on completing our Phase 3 trial of brincidofovir for prevention of CMV in HCT recipients (SUPPRESS), our trial of brincidofovir as a treatment for AdV (AdVise), our recently initiated AdAPT study in pediatric HCT recipients and our other clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of brincidofovir for approval in the United States and equivalent health authority approval outside the United States.

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

Due to the early stage of development of the IV formulation of brincidofovir, CMX521 for norovirus, and our ongoing BARDA activities, research and development expenses decreased in 2017 compared to 2016. In 2018, as these programs move into clinical trials and we conduct our registrational AdAPT trial, we expect an increase in research and development expenses.

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

We anticipate that our general and administrative expenses will continue to increase slightly in the future to support continued research and development activities, potential commercialization of our drug candidates and costs of operating as a public company.

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

Other-than-temporary Impairment of Investment

Other-than-temporary impairment of investment consists of the write-down in value of our investment in ContraVir common stock which was determined to be other-than-temporarily impaired as of December 31, 2017.

Share-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $16.1 million, $16.2 million and $13.0 million was recognized in the years ended December 31, 2017, 2016 and 2015, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and our employee stock purchase plan purchase rights.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2017 included in this Annual Report. We believe that our accounting policies relating to revenue recognition, research and development prepaids and accruals, investments and share-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 to our audited consolidated financial statements included in this Annual Report.

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

From our inception through December 31, 2017, we have not generated any revenue from product sales. For the same period, we have generated $93.6 million in grant and contract revenue. We recognize revenue under government grants and contracts as qualifying research activities are conducted based on invoices received from company vendors. Any amounts received in advance of performance are recorded as deferred revenue until earned.

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

Our objective is to reflect the appropriate research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of our research and development efforts. We determine prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. We adjust our rate of research and development expense recognition if actual results differ from our estimates. We make estimates of our prepaid and accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2017, there had been no material adjustments to our prior period estimates of prepaid and accruals for research and development expenses. Our research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Investments

Investments consist primarily of brokered certificates of deposit, U.S. Treasury securities and stock of a U.S. corporation. We invest in high-credit quality investments in accordance with our investment policy which minimizes the probability of loss.

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders deficit. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income or expense, net. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. We periodically review available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of our amortized cost basis. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in other-than-temporary impairment of investment. For the year ended December 31, 2017, we determined the decline in value for our investment in ContraVir common stock to be other-than temporary. As such, during the fourth quarter of 2017, we reclassified a loss of $1.2 million from accumulated other comprehensive loss, net in the Consolidated Balance Sheets to other-than-temporary impairment of investment in the Consolidated Statements of Operations and Comprehensive Loss. There were no such declines in value for the years ended December 31, 2016 and 2015.

Valuation of Share-Based Compensation

We record the fair value of share-based awards issued as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period.

Share-based compensation expense includes stock options, RSUs and employee stock purchase plan purchase rights and has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows:

	Years Ended December 31,
	2017	2016	2015
Income Statement Classification:
Research and development expense	$7,047	$7,137	$5,578
General and administrative expense	9,063	9,086	7,381
Total stock-based compensation expense	$16,110	$16,223	$12,959

RSU compensation expense is based on the grant-date fair value of our common stock.

We calculate the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

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

•	We use historical exercise data to estimate expected term.

•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

•	The assumed dividend yield is based on our expectation of not paying dividends for the foreseeable future.

•	We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2017, 2016, and 2015 are set forth below:

Stock Options

	Years Ended December 31,
	2017	2016	2015
Expected volatility	85.51%	85.16%	66.89%
Expected term (in years)	5.9	6.0	6.0
Weighted-average risk-free interest rate	2.02%	1.70%	1.53%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$3.71	$5.62	$25.18

Employee Stock Purchase Plan

	Years Ended December 31,
	2017	2016	2015
Expected volatility	77.18%	111.57%	57.77%
Expected term (in years)	0.97	1.37	1.15
Weighted-average risk-free interest rate	0.99%	0.75%	0.43%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$2.65	$3.20	$22.10

Utilization of Net Operating Loss Carryforwards

At December 31, 2017, we had net operating loss carryforwards for federal and state tax purposes of approximately $408.1 million and $319.9 million, respectively. At December 31, 2016, we had net operating loss carryforwards for federal and state tax purposes of approximately $356.1 million and $287.2 million, respectively. In addition, we had tax credit carryforwards for federal tax purposes of approximately $16.6 million as of December 31, 2017, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders or groups over a three-year period (a Section 382 ownership change), utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our initial public offering, our private placements and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Furthermore, under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2017 and December 31, 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and December 31, 2016, together with the changes in those items in dollars and percentage (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	% Change
	2017	2016	Increase/(Decrease)
Contract revenue	$4,494	$5,702	$(1,208)	(21.2)%
Operating expenses:
Research and development	49,448	58,647	(9,199)	(15.7)%
General and administrative	27,148	25,007	2,141	8.6%
Total operating expenses	76,596	83,654	(7,058)	(8.4)%
Loss from operations	(72,102)	(77,952)	5,850	(7.5)%
Other (expense) income:
Other-than-temporary impairment of investment	(1,160)	—	(1,160)	*
Interest income	2,278	1,562	716	45.8%
Net loss	$(70,984)	$(76,390)	$5,406	(7.1)%

* Not meaningful or not calculable

Contract Revenue

For the year ended December 31, 2017, contract revenue decreased to $4.5 million compared to $5.7 million for the year ended December 31, 2016. The decrease of $1.2 million, or 21.2%, was related to a decrease in reimbursable expenses associated with our contract with BARDA.

Research and Development Expenses

For the year ended December 31, 2017, our research and development expenses decreased to $49.4 million compared to $58.6 million for the year ended December 31, 2016. The decrease of $9.2 million, or 15.7%, was primarily related to the following:

•
a decrease in oral brincidofovir clinical expenses of $6.2 million, which is comprised primarily of an $8.7 million decrease related to the completion of our Phase 3 SUPPRESS and AdVise trials and the closeout of our SUSTAIN and SURPASS trials, and a $0.6 million decrease in our expanded access programs, primarily offset by an increase of $1.8 million related to start-up activities for our AdAPT study and an increase of $1.2 million related to conduct of the AdVance study;

•	a decrease of $1.4 million in oral brincidofovir drug manufacturing costs;

•	a decrease of $1.9 million related to compensation expense;

•	a decrease of $0.9 million related to reimbursable BARDA contract expenses; and

•	a decrease of $0.8 million in supporting research and development expenses; offset by

•
an increase of approximately $2.4 million mainly related to our development of an IV formulation of brincidofovir, development of CMX521, our clinical candidate for norovirus, and other early stage compounds.

General and Administrative Expenses

For the year ended December 31, 2017, our general and administrative expenses increased to $27.1 million compared to $25.0 million for the year ended December 31, 2016. The increase of $2.1 million, or 8.6%, was primarily related to the following:

•	an increase of $2.0 million in global commercial readiness costs;

•	an increase of $1.0 million in costs related to an indemnification claim; offset by

•	a decrease of $0.6 million related to compensation expense.

Interest Income

For the year ended December 31, 2017, our interest income was $2.3 million compared to interest income of $1.6 million for the year ended December 31, 2016. The increase of $0.7 million was attributable to higher interest rates.

Other-than-temporary Impairment of Investment

For the year ended December 31, 2017, other-than-temporary impairment of investment was $1.2 million related to the write-down in value of our investment in ContraVir common stock. We recorded no other-than-temporary impairment of investment for the year ended December 31, 2016.

Comparison of the Years ended December 31, 2016 and December 31, 2015

The following table summarizes the results of our operations for the years ended December 31, 2016 and December 31, 2015, together with the year-over-year changes in those items in dollars (in thousands, except for percentages):

	Years Ended December 31,		Dollar Change	% Change
	2016	2015	Increase/(Decrease)
Revenues:
Contract revenue	$5,702	$9,214	$(3,512)	(38.1)%
Collaboration and licensing revenue	—	1,548	(1,548)	(100)%
Total revenues	5,702	10,762	(5,060)	(47.0)%
Operating expenses:
Research and development	58,647	97,717	(39,070)	(40.0)%
General and administrative	25,007	31,296	(6,289)	(20.1)%
Total operating expenses	83,654	129,013	(45,359)	(35.2)%
Loss from operations	(77,952)	(118,251)	40,299	(34.1)%
Other (expense) income:
Interest income, net	1,562	879	683	77.7%
Net loss	$(76,390)	$(117,372)	$40,982	(34.9)%

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

Research and Development Expenses

For the year ended December 31, 2016, our research and development expenses decreased to $58.6 million compared to $97.7 million for the year ended December 31, 2015. The decrease of $39.1 million, or 40.0%, was primarily related to the following:

•
a decrease of $31.0 million in oral BCV clinical expenses, comprised primarily of a decrease related to the completion of our Phase 3 SUPRESS and AdVise clinical trials and the closeout of our SUSTAIN and SURPASS clinical trials;

•	a decrease of $3.1 million in costs related to the development of oral BCV drug manufacturing; and

•	a decrease in other research and development expenses; offset by

•	increase in costs of approximately $3.6 million related to the development of an IV formulation of brincidofovir and development of CMX521, our asset for norovirus

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

Interest Income, Net

For the year ended December 31, 2016, our interest income, net was $1.6 million compared to interest income, net of $0.9 million for the year ended December 31, 2015. The increase of $0.7 million was attributable to increased interest earned on higher cash and investment balances over prior year and a reduction in interest expense as our debt was paid in full in October 2015.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since our inception in 2000 and, as of December 31, 2017, we had an accumulated deficit of $486.8 million. We anticipate that we will continue to incur losses for at least the next several years. In connection with the closing of our prior clinical trials for brincidofovir, we have seen a reduction in expenses. However, we currently expect both research and development expenses and general and administrative expenses to trend upward in 2018, and we will need additional capital in the future to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

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

We have an effective shelf registration statement on file with the SEC which allows us to issue shares of our common stock and preferred stock, various series of debt securities and warrants to purchase any of such securities from time to time for an aggregate initial offering price of up to $250 million, including shares of our common stock, having aggregate gross proceeds of up to $75 million, that we may offer and sell, from time to time at our sole discretion pursuant to an at the market issuance sales agreement with Cowen and Company, LLC. As of December 31, 2017, we had not sold any shares of our common stock pursuant to the shelf registration statement.

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

Since our inception through December 31, 2017, we have funded our operations principally with $595.5 million (net of issuance costs of $23.9 million) from the sale of common stock and preferred stock, $37.4 million of research funding from our various National Institute of Allergy and Infectious Diseases awards, $56.1 million in revenue from our BARDA contract, debt financings totaling $21.0 million, $17.5 million of licensing revenue, and $14.1 million from stock option and warrant exercises and purchases under our Employee Stock Purchase Plan (ESPP). As of December 31, 2017, we had capital available to fund operations of approximately $227.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods (in thousands):

	Years Ended December 31,
Cash sources and uses:	2017	2016	2015
Net cash used in operating activities	$(50,125)	$(63,815)	$(99,708)
Net cash provided by (used in) investing activities	16,431	94,065	(169,496)
Net cash provided by financing activities	779	608	161,347
Net (decrease) increase in cash and cash equivalents	$(32,915)	$30,858	$(107,857)

Operating Activities

Net cash used in operating activities of $50.1 million for the year ended December 31, 2017 was primarily the result of our $71.0 million net loss, offset by the change in operating assets and liabilities and the add-back of non-cash expenses of $16.1 million for stock based compensation, $1.2 million for an impairment loss on financial assets and $1.1 million of depreciation of property and equipment. The change in operating assets and liabilities includes an increase in accounts payable and accrued liabilities of $3.1 million, offset by an increase in prepaid expenses and other assets of $0.2 million and an increase of $0.1 million in accounts receivable.

Net cash used in operating activities of $63.8 million for the year ended December 31, 2016 was primarily the result of our $76.4 million net loss and the change in operating assets and liabilities, offset by the add-back of non-cash expenses of $16.2 million for stock based compensation, $1.2 million of amortization of premiums on investments and $1.1 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease in accounts payable and accrued liabilities of $10.1 million, offset by a decrease in prepaid expenses and other assets of $3.2 million and a decrease of $0.9 million in accounts receivable due to a decrease in reimbursable expenses related to our contract with BARDA.

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

Investing Activities

Net cash provided by investing activities of $16.4 million during the year ended December 31, 2017 was primarily the result of maturities and sale of short-term investments, offset by purchases of long-term investments. Net cash provided by investing activities of $94.1 million during the year ended December 31, 2016 was primarily the result of maturities of short-term investments, offset by purchases of short-term and long-term investments. Net cash used in investing activities of $169.5 million during the year ended December 31, 2015 was primarily the result of purchases of short-term and long-term investments, offset by sales and maturities of short-term and long-term investments.

Financing Activities

Net cash provided by financing activities of $0.8 million for the year ended December 31, 2017 was primarily the result of $0.8 million from the exercise of stock options and purchases under the ESPP. Net cash provided by financing activities of $0.6 million for the year ended December 31, 2016 was primarily the result of $0.6 million from the exercise of stock options and purchases under the ESPP. Net cash provided by financing activities of $161.3 million for the year ended December 31, 2015 was primarily the result of approximately $161.9 million in net proceeds from the completion of a public offering of our common stock and $4.2 million from the exercise of stock options, warrants and purchases under the ESPP, offset by $4.7 million in debt repayment and fees.

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

Our future capital requirements will depend on many factors, including:

•
the willingness of the FDA and/or foreign regulators to accept the results from Study 999, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and approval of brincidofovir for the treatment of AdV infection;

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2017 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases (1)	$2,347	$735	$1,430	$182	$—
Total	$2,347	$735	$1,430	$182	$—

(1)
Consists of our corporate headquarters lease encompassing 24,862 square feet of office space that expires in February 2021, and our laboratory leases encompassing a total of approximately 10,274 square feet which are located in Durham and Research Triangle Park, North Carolina and expire in July 2021 and August 2018, respectively.

In addition to the amounts set forth in the table above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. Under our license agreement with UC, we made milestone and sublicense payments totaling approximately $1.2 million through December 31, 2017. We will be required to make additional payments when certain milestones are achieved and we are obligated to pay royalties based on future product sales. As of December 31, 2017, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. In connection with the development and commercialization of brincidofovir and CMX157 (which we have licensed to ContraVir Pharmaceuticals), in addition to royalties on product sales, we could be required to pay UC up to an aggregate of $3.4 million in milestone payments, assuming the achievement of all applicable milestone events under the license agreement. Under our license agreement with the University of Michigan, we are required to pay minimum royalties from 2024 through the expiration of the last licensed issued patent (which we estimate to be $20,000 in the year 2024), but any additional royalties that may be payable under the University of Michigan agreement are not estimable.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2017 or 2016.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Chimerix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chimerix, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2008.

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Chimerix, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Chimerix, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chimerix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Chimerix, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders‘ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 1, 2018

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$18,548	$51,463
Short-term investments, available-for-sale	132,972	180,558
Accounts receivable	1,682	1,599
Prepaid expenses and other current assets	3,331	2,845
Total current assets	156,533	236,465
Long-term investments	76,731	47,407
Property and equipment, net of accumulated depreciation	1,894	2,843
Other long-term assets	72	55
Total assets	$235,230	$286,770
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,812	$3,890
Accrued liabilities	9,384	6,215
Total current liabilities	13,196	10,105
Lease-related obligations	224	441
Total liabilities	13,420	10,546
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2017 and 2016; 47,505,532 and 46,522,475 shares issued and outstanding at December 31, 2017 and 2016, respectively	47	46
Additional paid-in capital	709,514	692,422
Accumulated other comprehensive loss, net	(963)	(440)
Accumulated deficit	(486,788)	(415,804)
Total stockholders’ equity	221,810	276,224
Total liabilities and stockholders’ equity	$235,230	$286,770

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Contract revenue	$4,494	$5,702	$9,214
Collaboration and licensing revenue	—	—	1,548
Total revenues	4,494	5,702	10,762
Operating expenses:
Research and development	49,448	58,647	97,717
General and administrative	27,148	25,007	31,296
Total operating expenses	76,596	83,654	129,013
Loss from operations	(72,102)	(77,952)	(118,251)
Other (expense) income:
Other-than-temporary impairment of investment	(1,160)	—	—
Interest income, net	2,278	1,562	879
Net loss	(70,984)	(76,390)	(117,372)
Other comprehensive loss:
Unrealized (loss) gain on investments, net	(523)	324	(799)
Comprehensive loss	$(71,507)	$(76,066)	$(118,171)
Per share information:
Net loss, basic and diluted	$(1.51)	$(1.65)	$(2.67)
Weighted-average shares outstanding, basic and diluted	46,963,430	46,267,064	43,878,326

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2014	41	496,602	35	(222,042)	274,636
Share-based compensation	—	12,959	—	—	12,959
Exercise of stock options	—	2,107	—	—	2,107
Exercise of warrants	1	1,000	—	—	1,001
Employee stock purchase plan purchases	—	1,048	—	—	1,048
Issuance of 4,341,250 shares of common stock at $39.75 per share, net of issuance cost of $10,685	4	161,875	—	—	161,879
Comprehensive loss:
Unrealized loss on investments, net	—	—	(799)	—	(799)
Net loss	—	—	—	(117,372)	(117,372)
Total comprehensive loss					(118,171)
Balance, December 31, 2015	46	675,591	(764)	(339,414)	335,459
Share-based compensation	—	16,223	—	—	16,223
Exercise of stock options	—	168	—	—	168
Employee stock purchase plan purchases	—	440	—	—	440
Comprehensive loss:
Unrealized gain on investments, net	—	—	324	—	324
Net loss	—	—	—	(76,390)	(76,390)
Total comprehensive loss					(76,066)
Balance, December 31, 2016	46	692,422	(440)	(415,804)	276,224
Share-based compensation	1	16,109	—	—	16,110
Exercise of stock options	—	121	—	—	121
Employee stock purchase plan purchases	—	712	—	—	712
University of Michigan stock issuance	—	150	—	—	150
Comprehensive loss:
Unrealized loss on investments, net	—	—	(523)	—	(523)
Net loss	—	—	—	(70,984)	(70,984)
Total comprehensive loss					(71,507)
Balance, December 31, 2017	$47	$709,514	$(963)	$(486,788)	$221,810

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(70,984)	$(76,390)	$(117,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,091	1,063	657
Amortization of debt costs	—	—	64
Amortization of premium/discount on investments	(5)	1,223	1,622
Share-based compensation	16,110	16,223	12,959
Other-than-temporary impairment of investment	1,160	—	—
Amortization of lease-related obligations	(319)	132	19
Changes in operating assets and liabilities:
Accounts receivable	(83)	861	(2,354)
Prepaid expenses and other assets	(168)	3,215	(3,028)
Accounts payable and accrued liabilities	3,073	(10,142)	7,725
Net cash used in operating activities	(50,125)	(63,815)	(99,708)
Cash flows from investing activities:
Purchases of property and equipment	(151)	(841)	(2,393)
Purchases of short-term investments	—	(23,992)	(60,297)
Purchases of long-term investments	(162,613)	(79,381)	(234,791)
Proceeds from sales of short-term investments	13,500	—	1,003
Proceeds from maturities of short-term investments	165,695	198,279	126,742
Proceeds from maturities of long-term investments	—	—	240
Net cash provided by (used in) investing activities	16,431	94,065	(169,496)
Cash flows from financing activities:
Proceeds from exercise of stock options	121	168	2,107
Proceeds from employee stock purchase plan	712	440	1,048
Proceeds from exercise of warrants	—	—	1,001
Proceeds from public offerings, net of offering costs	—	—	161,879
Payments of deferred offering costs	(54)	—	—
Payments for deferred financing costs	—	—	(338)
Repayments of debt	—	—	(4,350)
Net cash provided by financing activities	779	608	161,347
Net (decrease) increase in cash and cash equivalents	(32,915)	30,858	(107,857)
Cash and cash equivalents:
Beginning of period	51,463	20,605	128,462
End of period	$18,548	$51,463	$20,605
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$158
Non-cash addition to deferred offering costs	$276	$—	$—

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

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders equity. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income or expense, net. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company does not intend to sell, and is not likely to be required to sell, the available-for-sale securities in an unrealized loss position before recovery of the amortized cost bases of the securities, which may be maturity. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in other-than-temporary impairment of investment. For the year ended December 31, 2017, the Company determined the decline in value for its investment in ContraVir Pharmaceuticals common stock to be other-than temporary. As such, during the fourth quarter of 2017, the Company reclassified a loss of $1.2 million from accumulated other comprehensive loss, net in the Consolidated Balance Sheets to other-than-temporary impairment of investment in the Consolidated Statements of Operations and Comprehensive Loss. There were no such declines in value for the years ended December 31, 2016 and 2015.

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

Accounts Receivable

Accounts receivable at December 31, 2017 and December 31, 2016 consisted of amounts billed under the Company’s contract with the Biomedical Advanced Research and Development Authority (BARDA). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates hierarchy disclosures and, based on various factors, it is possible that an asset or liability may be classified differently from period to period. However, the Company expects that changes in classification between levels will be rare. There were no transfers between Level 1 and Level 2 or transfers to or from Level 3 during the year ended December 31, 2017. When the 18 month restriction on selling the Company's investment in ContraVir Pharmaceuticals ended on June 17, 2016, the investment was transferred from Level 3 to Level 2 as the fair value was based on quoted prices for similar assets and there were no significant unobservable inputs. The Company's investment in ContraVir Pharmaceuticals transferred from Level 2 to Level 1 when the Company converted its investment in Series B Preferred shares into common stock in September 2016.

At December 31, 2017 and 2016, the Company had cash equivalents, consisting of money market funds, and short-term and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At December 31, 2017, the Company had cash equivalents, consisting of commercial paper, and at December 31, 2016, the Company had cash equivalents consisting of commercial paper, and short-term investments comprised of brokered certificates of deposits, for which quoted prices are not available that are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

At December 31, 2015, the Company's preferred stock investment in ContraVir Pharmaceuticals was categorized as Level 3 as there were significant unobservable inputs. The valuation of the investment at December 31, 2015 was calculated on an as if converted to common share basis with a discount for lack of marketability applied due to the 18 month restriction from the date of the investment on selling the converted common shares, which ended on June 17, 2016. An option pricing model was used to determine the discount for lack of marketability of 10% at December 31, 2015. The key unobservable inputs used in the option pricing model at December 31, 2015 were (i) exercise price - $1.54, (ii) dividend yield - 0%, (iii) expected holding period - 0.46 years, (iv) risk-free rate - 0.44%, and (v) volatility - 75%. On September 30, 2016, the Company converted its preferred stock investment in ContraVir into 1,071,429 shares of ContraVir common stock, which was categorized as a Level 1 asset and valued based on ContraVir's common stock value. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its market value. For the years ended December 31, 2016 and 2015, the Company did not intend to sell, and was not more likely than not to be required to sell, its investment in ContraVir before recovery of its market value, therefore the changes in the fair value of ContraVir common shares was recorded to unrealized (loss) gain on investments, net in the Consolidated Statements of Operations and Comprehensive Loss.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
		December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$10,816	$10,816	$—	$—
Commercial paper	3,995	—	3,995	—
Total cash equivalents	14,811	10,816	3,995	—
Short-term investments
U.S. Treasury securities	132,586	132,586	—	—
Common stock of U.S. corporation	386	386	—	—
Total short-term investments	132,972	132,972	—	—
Long-term investments
U.S. Treasury securities	76,731	76,731	—	—
Total long-term investments	76,731	76,731	—	—
Total assets	$224,514	$220,519	$3,995	$—

		Fair Value Measurements
		December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$15,733	$15,733	$—	$—
Commercial paper	35,097	—	35,097	—
Total cash equivalents	50,830	15,733	35,097	—
Short-term investments
Certificates of deposit	7,450	—	7,450	—
U.S. Treasury securities	171,822	171,822	—	—
Common stock of U.S. corporation	1,286	1,286	—	—
Total short-term investments	180,558	173,108	7,450	—
Long-term investments
U.S. Treasury securities	47,407	47,407	—	—
Total long-term investments	47,407	47,407	—	—
Total assets	$278,795	$236,248	$42,547	$—

Below is a table that presents a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements (Level 3)
Preferred stock of U.S. corporation:
Fair value at December 31, 2015	1,485
Fair value decrease recorded in other comprehensive loss	(371)
Fair value transferred to Level 2	(1,114)
Fair value at December 31, 2016	$—

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid research and development expenses	$1,138	$843
Interest receivable	601	772
Prepaid insurance	481	389
Other prepaid expenses and current assets	1,111	841
Total prepaid expenses and other current assets	$3,331	$2,845

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

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued compensation	$3,678	$2,906
Accrued research and development expenses	3,384	2,257
Accrued indemnification claim	1,000	—
Other accrued liabilities	1,322	1,052
Total accrued liabilities	$9,384	$6,215

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

For the years ended December 31, 2017, 2016 and 2015, contract and grant revenue consisted only of revenue from the BARDA contract as there was no grant revenue. The Company recognizes contract and grant revenue as qualifying research activities are conducted based on invoices received from the Company’s vendors. Changes in fringe and indirect rates are recognized as a change in estimate in the period such rate changes are approved by BARDA. For the year ended December 31, 2015, collaboration and licensing revenue primarily consisted of the upfront license fee payment from ContraVir recognized when the Company completed its performance obligations.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2017, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Interest Income, Net

Interest income, net primarily includes interest earned on short-term and long-term investments, interest incurred on loans payable, the amortization of deferred financing costs related to fees paid to attorneys and other non-lender entities in order to acquire debt, and the amortization of debt discount related to fees paid to the lender in order to acquire debt.

Other-than-temporary Impairment of Investment

Other-than-temporary impairment of investment includes write-downs in fair value of available-for-sale securities judged to be other-than-temporarily impaired.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through December 31, 2017, and therefore has not recorded any current provision for income taxes.

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

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock units and the employee stock purchase plan purchase rights, based on estimated fair values. The fair value of employee stock options and employee stock purchase plan purchase rights is estimated on the grant date using the Black-Scholes valuation model. The grant-date fair value for restricted stock units is based upon the market price of the Company's common stock on the date of the grant. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods. For performance-based awards compensation cost is recognized when it is probable that the performance criteria will be met.

The Company estimates forfeitures at the time of grant, and revises those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2017, 2016 and 2015, the Company applied a forfeiture rate based on the Company’s historical forfeitures.

401(k) Plan

The Company maintains a defined contribution employee retirement plan (“401(k) plan”). In March 2015, the Company began making matching contributions into the 401(k) plan on behalf of participants. For the years ended December 31, 2017, 2016 and 2015, the Company recognized expenses for matching contributions of $0.3 million, $0.4 million and $0.3 million, respectively.

Basic and Dilutive Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock at December 31, 2017, 2016 and 2015.

Segments

The Company operates in only one segment. The chief operating decision-maker, who is the Company’s Chief Executive Officer, and management use cash flows as the primary measure to manage the business and do not segment the business for internal reporting or decision making.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The FASB has issued several updates to the standard which (1) defer the original effective date to annual periods and interim periods within those annual periods beginning after December 15, 2017, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); (2) clarify the application of the principal versus agent guidance (ASU 2016-08); and (3) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). The Company has evaluated its contract with BARDA and license agreement with ContraVir, and the adoption of the ASU will not have a material impact on its consolidated financial statements. The Company plans to use the full retrospective method of adoption effective January 1, 2018. The Company is implementing changes to its accounting policies, internal controls and disclosures to support the new standard; however, these changes are not anticipated to be significant.

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

Impact of Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU was effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. ASU No. 2016-09 became effective for the Company beginning in the first quarter of 2017. The Company elected to continue estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. The Company's adoption of ASU No. 2016-09 did not have a material impact on its consolidated financial statements.

Note 2. Investments

The following tables summarize the Company's short-term and long-term investments (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$210,280	$—	$(963)	$209,317
Common stock of U.S. corporation	386	—	—	386
Total investments	$210,666	$—	$(963)	$209,703

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$7,445	$5	$—	$7,450
U.S. Treasury securities	219,415	15	(201)	219,229
Common stock of U.S. corporation	1,545	—	(259)	1,286
Total investments	$228,405	$20	$(460)	$227,965

The following tables summarize the Company's investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$170,390	$(871)	$38,927	$(92)	$209,317	$(963)
Total	$170,390	$(871)	$38,927	$(92)	$209,317	$(963)
Number of securities with unrealized losses		39		7		46

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$128,204	$(201)	$—	$—	$128,204	$(201)
Preferred stock of U.S. corporation	1,286	(259)	—	—	1,286	$(259)
Total	$129,490	$(460)	$—	$—	$129,490	$(460)
Number of securities with unrealized losses		24		—		24

The following table summarizes the scheduled maturity for the Company's investments at December 31, 2017 (in thousands):

December 31, 2017
Maturing in one year or less	$132,586
Maturing after one year through two years	76,731
Total debt investments	$209,317
Common stock of U.S. corporation	386
Total investments	$209,703

Note 3. Property and Equipment

Property and equipment, net of accumulated depreciation consisted of the following (in thousands):

	December 31,
	2017	2016
Lab equipment	$2,496	$2,419
Leasehold improvements	1,552	1,570
Computer equipment	1,170	1,262
Office furniture and equipment	520	586
Property and equipment	5,738	5,837
Less accumulated depreciation	(3,844)	(2,994)
Property and equipment, net of accumulated depreciation	$1,894	$2,843

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

Note 5. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. The Company has the following minimum rental payments under non-cancelable operating lease obligations that existed at December 31, 2017 (in thousands):

Years Ending December 31,	Minimum Rental Payment
2018	$735
2019	711
2020	720
2021	182
Total future minimum rental payments	$2,348

Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.5 million, $0.7 million, and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Sublease

The Company subleases 3,537 square feet of its office space under a non-cancelable operating lease that expires February 2021. Total future minimum rentals under the non-cancelable operating sublease as of December 31, 2017 are presented below (in thousands):

Years Ending December 31,	Minimum Sublease Rentals
2018	$75
2019	78
2020	81
2021	14
Total future minimum sublease rentals	$248

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA. Periodic audits are required under the grant and contract agreements and certain costs may be questioned as appropriate under the agreements. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the agreements has been made as of December 31, 2017 and 2016.

Claims and Contingencies

From time to time, the Company is subject to claims arising in the ordinary course of business. As of December 31, 2017, the Company has accrued a potential liability of $1 million to a former director related to an indemnification claim.

Note 6. Stockholders’ Equity (Deficit)

Common Stock

The Company’s common stock consists of 200 million authorized shares at December 31, 2017 and 2016, and 47.5 million and 46.5 million shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively.

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

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2017	2016
For exercise of common stock warrants	227,794	227,794
For exercise of outstanding common stock options	4,996,661	4,342,466
For delivery upon vesting of outstanding restricted stock units	956,299	946,200
For future equity awards under the 2013 Equity Incentive Plan	1,082,608	662,180
For future purchases under the 2013 Employee Stock Purchase Plan	1,861,472	1,612,759
Total shares of common stock reserved for future issuances	9,124,834	7,791,399

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. Initially, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan was the sum of (i) 1,408,450 shares, plus (ii) 244,717 shares, which was the number of shares reserved for issuance under the Company’s 2012 Equity Incentive Plan (the 2012 Plan) at the time the 2013 Plan became effective, plus (iii) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2012 Plan (such as upon the expiration or termination of a stock award prior to vesting). Additionally, the number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2014 and continuing through and including January 1, 2023, by 2.5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2013 Plan is 2,816,901 shares. Following the effectiveness of the 2013 Plan in April 2013, no further grants were made under the 2012 Plan. At the Company's annual meeting held on June 20, 2014, shareholders approved a change to the annual automatic increase in the number of common shares to be reserved for issuance under the 2013 Plan by changing the percentage increase to 4.0%, or a lesser number of shares determined by the Company's board of directors.

The Company estimates the fair value of its share-based awards to employees, directors and consultants using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of highly complex and subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the Company’s limited operating history and historical and implied volatility data, the Company has based its estimates of expected volatility on a blend of Company specific historical data and a group of similar public traded companies. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, positions within the industry, and with historical share price information sufficient to meet the expected life of its stock options. For employee stock options, the Company uses historical exercise data to estimate the expected life. The risk-free interest rates for the periods within the expected life of the option are based on the U.S. Treasury instrument with a life that is similar to the expected life of the option grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the stock options granted:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	85.51%	85.16%	66.89%
Expected term (in years)	5.9	6.0	6.0
Weighted-average risk-free interest rate	2.02%	1.70%	1.53%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$3.71	$5.62	$25.18

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Total Intrinsic Value
Balance, December 31, 2015	2,746,395	$28.19	8.41
Granted	2,418,551	7.76	—
Exercised	(48,441)	3.48	—
Forfeited	(774,039)	24.13	—
Balance, December 31, 2016	4,342,466	$17.81	8.09
Granted	928,816	5.17	—
Exercised	(38,885)	3.98	—
Forfeited	(235,736)	19.10	—
Balance, December 31, 2017	4,996,661	$15.51	7.59	$529,145
Exercisable at December 31, 2017	3,021,179	$18.05	7.14	$516,430
Vested or expected to vest at December 31, 2017	4,934,708	$15.56	7.58	$527,433

As of December 31, 2017, there was approximately $14.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2013 Plan. That compensation cost is expected to be recognized over a weighted-average period of approximately 1.64 years.

Other information regarding the Company’s stock options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015
Weighted-average grant-date fair value per share of options granted	$3.71	$5.62	$25.18
Total intrinsic value of options exercised	$48	$119	$10,139
Total fair value of shares vested	$11,786	$13,330	$11,498

The following table summarizes, at December 31, 2017, by price range: (1) for stock option awards outstanding under the 2013 Plan, the number of stock option awards outstanding, their weighted-average remaining life and their weighted-average exercise price; and (2) for stock option awards exercisable under the 2013 Plan, the number of stock option awards exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Range	Number	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$1.53 to 7.57	1,324,631	8.10	$4.65	631,032	$4.11
7.58 to 8.06	1,885,674	8.02	8.06	907,919	8.06
8.07 to 18.75	381,805	6.05	17.73	373,743	17.72
18.76 to 39.17	564,854	6.56	25.39	492,529	25.09
39.18 to 53.74	839,697	7.21	41.70	615,956	41.61
$1.53 to 53.74	4,996,661	7.59	$15.51	3,021,179	$18.05

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward the Company’s success and that of its affiliates. The ESPP initially authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The common stock reserved for future issuance under the ESPP was automatically increased by an additional 422,535 shares on January 1, 2016 and 2017, bringing the total number of shares of common stock that may be purchased under the ESPP to 1,803,726 and 2,226,261, respectively.

The Company has reserved a total of 2,226,261 shares of common stock to be purchased under the ESPP, of which 1,861,472 and 1,612,759 shares remained available for purchase at December 31, 2017 and 2016, respectively. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. The Company issued 173,822 and 108,109 shares of common stock pursuant to the ESPP for the year ended December 31, 2017 and 2016, respectively. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the ESPP purchase rights:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	77.18%	111.57%	57.77%
Expected term (in years)	0.97	1.37	1.1
Weighted-average risk-free interest rate	0.99%	0.75%	0.43%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$2.65	$3.20	$22.10

As of December 31, 2017, the Company had a liability of $0.2 million representing employees' contributions to the ESPP.

Restricted Stock Units

For the years ended December 31, 2017 and 2016, the Company issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. For the years ended December 31, 2017 and 2016, the Company issued 744,450 and 203,400 shares of common stock pursuant to the vesting of RSUs, respectively.

In January 2017, the Company also granted performance-based RSUs which, when vested, represent the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for performance-based RSUs is based upon the market price of the Company's common stock on the date of the grant. For the portion of the performance-based RSUs of which the achievement of the performance condition is considered probable, the Company recognizes stock-based compensation expense on the related estimated fair value of such RSUs ratably for each vesting tranche from the service inception date to the end of the requisite service period. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, the Company begins recognizing the related stock-based compensation expense ratably when the event occurs or when the Company can determine that achievement of the performance condition is probable. In those cases, the Company recognizes the change in estimate at the time it determines the performance condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if the Company had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost through the end of the requisite service period. The Company issued no shares of common stock pursuant to the vesting of performance-based RSUs for the year ended December 31, 2017.

A summary of activity related to the Company’s RSUs is as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant-Date Fair Value
Balance, December 31, 2016	946,200	$4.91
Granted	879,300	5.12
Share issuance	(744,450)	4.91
Forfeited	(124,751)	5.09
Balance, December 31, 2017	956,299	$5.08

The total unrecognized compensation cost related to the non-vested RSUs as of December 31, 2017 was $3.5 million and will be recognized over a weighted average period of approximately 2.54 years.

Warrants

In February 2011, the Company issued warrants to purchase an aggregate of 5,501,215 shares of Series F redeemable convertible preferred stock at an exercise price of $2.045 per share. Upon the completion of the Company’s IPO in April 2013, these warrants were converted into warrants to purchase 1,549,628 shares of common stock at an exercise price of $7.26 per share. The warrants were exercisable at any time and expired on February 7, 2018. At December 31, 2017 and 2016, warrants for the purchase of 227,794 shares of common stock were issued, outstanding and exercisable.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Income Statement Classification:
Research and development expense	$7,047	$7,137	$5,578
General and administrative expense	9,063	9,086	7,381
Total stock-based compensation expense	$16,110	$16,223	$12,959

Cash received from exercises under all share-based payment arrangements for 2017, 2016 and 2015 was $0.8 million, $0.6 million and $3.2 million, respectively. There was no actual tax benefit realized for the tax deductions from exercises of the share-based payment arrangements during 2017, 2016 or 2015.

Note 7. Income Taxes

No income tax expense or benefit has been recorded for the years ended December 31, 2017, 2016 or 2015. This is due to the establishment of a valuation allowance against the deferred tax assets generated during those periods. At December 31, 2017, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2017, 2016, and 2015 (in thousands, except percentages):

	2017		2016		2015
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$(24,134)	34.0%	$(25,973)	34.0%	$(39,907)	34.0%
State income taxes	(1,090)	1.5%	(1,544)	2.0%	(2,176)	1.9%
Research and development credits	(2,039)	2.9%	(2,691)	3.5%	(5,698)	4.9%
Foreign rate differential	60	(0.1)%	(2)	—%	2	—%
Permanent items	1,646	(2.3)%	2,537	(3.3)%	3,687	(3.1)%
Provision to return adjustments	1,212	(1.7)%	259	(0.3)%	(426)	0.2%
Effect of change in federal tax rate	57,950	(81.6)%	—	—%	—	—%
Effect of change in state tax rate	193	(0.3)%	1,585	(2.1)%	932	(0.8)%
Removal of excess tax benefit	(12,930)	18.2%	—	—%	—	—%
Increase in unrecognized tax benefits	403	(0.6)%	444	(0.6)%	950	(0.8)%
Change in valuation allowance	(21,271)	30.0%	25,385	(33.2)%	42,636	(36.3)%
Net benefit	$—	—%	$—	—%	$—	—%

The components of deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Domestic net operating loss carryforwards	$92,020	$114,111
Foreign net operating loss carryforwards	61	—
Research and development expenses	763	813
Capitalized Section 174 expenses	28	48
Research and development credits	12,437	10,907
Accrued bonuses	777	1,006
Share-based compensation	6,156	7,214
Other	983	460
Total gross deferred tax assets	113,225	134,559
Valuation allowance	(113,225)	(134,496)
Total deferred tax assets	—	63
Deferred tax liabilities:
Other	—	(63)
Total deferred tax liabilities	—	(63)
Total deferred tax assets and liabilities, net	$—	$—

At December 31, 2017, the Company had net operating loss carryforwards for federal, state, and foreign tax purposes of approximately $408.1 million, $319.9 million and $0.4 million, respectively. At December 31, 2016, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $356.1 million and $287.2 million, respectively. The federal losses begin to expire in 2020 and the state losses begin to expire in 2018. The foreign losses do not expire. In addition, the Company has tax credit carryforwards for federal tax purposes of approximately $16.6 million as of December 31, 2017, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. Management has recorded a valuation allowance for all of the deferred tax assets due to the uncertainty of future taxable income.

The Company incorporated a subsidiary in the United Kingdom in 2014. However, the subsidiary has had minimal activity since inception. The subsidiary recorded a net loss as of December 31, 2017 and a small amount of net income as of December 31, 2016 and as such, has no undistributed earnings.

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

As of December 31, 2017, the Company has adopted ASU 2016-09 which is effective for public companies for annual periods beginning after December 15, 2016. The ASU requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement in the year in which they occur. As such, the Company has grossed up its net operation loss deferred tax asset to include all excess tax benefits as of December 31, 2017.

The Company has determined that there may be a future limitation on the Company’s ability to utilize its entire federal R&D credit carryover. Therefore, the Company recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2017 and 2016, as follows (in thousands):

Balance at December 31, 2015	$1,956
Increases related to 2016	444
Increases related to prior periods	—
Balance at December 31, 2016	2,400
Increases related to 2017	403
Increases related to prior periods	473
Balance at December 31, 2017	$3,276

The change in the amount of the unrecognized tax benefits accrued for prior years is due to the change in the federal tax rate and is reflected as a component of such in the statutory rate reconciliation.

The Company has determined that it had no other material uncertain tax benefits for the year ended December 31, 2017. As of January 1, 2018, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal and state income tax examinations for the tax years 2000 through 2017. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, which reduced the federal corporate income tax rate to 21% for tax years beginning after December 31, 2017. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets as of December 31, 2017 by applying the new 21% rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $58 million.

The Tax Legislation also implements a territorial tax system. Under the territorial tax system, in general, the Company's foreign earnings will no longer be subject to tax in the U.S. As part of transition to the territorial tax system the Tax Legislation includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The Company estimates that the deemed repatriation will not result in an additional U.S. income tax liability as it has no undistributed foreign earnings.

The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which will allow the Company to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. Provisional amounts have been recorded related to deferred taxes for stock compensation and the deferred rate change. The Company will continue to assess the impact of the recently enacted tax law on its business and consolidated financial statements.

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

The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $21.6 million and $11.6 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on September 30, 2018. As of December 31, 2017, the Company has recognized revenue in aggregate of $56.1 million with respect to the base performance segment and the first three extension periods.

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

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. The Company recorded this amount as a long-term investment and deferred revenue, which is included in accrued liabilities in the Consolidated Balance Sheets. Upon completion of the transfer of the IND and technical know-how related to CMX157 in April 2015, the Company recognized the $1.5 million upfront payment as revenue. In September 2016, the Company converted its shares of ContraVir Series B convertible preferred stock into 1,071,429 shares of ContraVir common stock. As of December 31, 2017 and 2016, the fair value of the investment was recorded as a short-term investment of $0.4 million and $1.3 million, respectively.

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

Note 9. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2017 and 2016 are as follows (in thousands, except share and per share data):

	2017 Quarters
	Fourth	Third	Second	First
Total revenues	$1,844	$897	$675	$1,078
Operating loss	(18,687)	(17,910)	(17,245)	(18,260)
Net loss	(19,238)	(17,312)	(16,680)	(17,754)
Net loss per share, basic and diluted	$(0.41)	$(0.37)	$(0.36)	$(0.38)
Weighted-average shares outstanding, basic and diluted	47,341,271	47,065,756	46,863,753	46,573,394

	2016 Quarters
	Fourth	Third	Second	First
Total revenues	$1,980	$653	$1,841	$1,228
Operating loss	(15,373)	(17,422)	(18,525)	(26,632)
Net loss	(14,957)	(17,025)	(18,148)	(26,260)
Net loss per share, basic and diluted	$(0.32)	$(0.37)	$(0.39)	$(0.57)
Weighted-average shares outstanding, basic and diluted	46,431,809	46,236,749	46,214,086	46,184,134

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share calculations will not necessarily equal the annual per share calculation. Diluted weighted-average shares outstanding are identical to basic weighted-average shares outstanding and diluted net loss per share is identical to basic net loss per share for all quarters of 2017 and 2016.

Note 10. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2017, and events which occurred subsequently but were not recognized in the financial statements.

ITEM. 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2017, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In making the assessment of internal controls over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2018 Annual Meeting of Stockholders (Proxy Statement), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

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

10.4+(17)
Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice and Form of Restricted Stock Unit Award Agreement and Form of Restricted Stock Unit Award Grant Notice under Chimerix, Inc. 2013 Equity Incentive Plan.

10.5+ (2)	Chimerix, Inc. 2013 Equity Incentive Plan, as amended.
10.6+ (1)	Chimerix, Inc. 2013 Employee Stock Purchase Plan.
10.7+(20)	Chimerix, Inc. Non-Employee Director Compensation Policy.
10.8+ (9)	Chimerix, Inc. Officer Change in Control Severance Benefit Plan, as amended.
10.9+ (1)	Employment Offer Letter to Timothy W. Trost dated March 16, 2011.
10.10+ (1)	Employment Offer Letter to M. Michelle Berrey, M.D., M.P.H. dated November 7, 2012.
10.11+ (7)	Employment Offer Letter to Linda M. Richardson dated December 13, 2013.
10.12 (3)	Employment Offer Letter to William Garrett Nichols, M.D., M.S., dated August 19, 2014.
10.13+ (1)	Directorship Offer Letter to Ernest Mario, Ph.D. dated January 31, 2013.
10.14+ (13)	Directorship Offer Letter to James M. Daly dated June 6, 2014.
10.15+ (13)	Directorship Offer Letter to Catherine L. Gilliss dated June 13, 2014.
10.16+ (13)	Directorship Offer Letter to Patrick Machado dated May 30, 2014.
10.17+ (13)	Directorship Offer Letter to Ronald C. Renaud, Jr. dated December 12, 2014.
10.18 (1)	Office Lease by and between the Registrant and ACP 2505 Meridian LLC dated September 1, 2007, as amended.
10.19 (6)	Lease Agreement by and between the Registrant and Northwood RTC LLC dated March 10, 2014.
10.20 (5)	Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.
10.21 (10)	Sixth Amendment to Office Lease dated April 28, 2015 by and between the Registrant and IVC Meridian TT O, LLC.
10.22 (18)	Seventh Amendment to Office Lease dated March 10, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.23 (19)	Eighth Amendment to Office Lease dated July 13, 2017 by and between the Registrant and IVC Meridian TT O, LLC.

10.24* (1)	Contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.
10.25* (8)
Contract modification No. 14, dated May 30, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.26* (9)
Contract modification No. 15, dated August 28, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.27* (9)
Contract modification No. 16, dated December 10, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.28 (4)
Contract modification No. 17, dated April 14, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.29 (13)
Contract modification No. 18, dated May 6, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.30* (5)
Contract modification No. 19, dated August 27, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.31 (5)
Contract modification No. 20, dated October 27, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.32* (13)
Contract modification No. 21, dated November 7, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.33 (13)
Contract modification No. 22, dated December 11, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.34 (13)
Contract modification No. 23, dated December 22, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.35 (13)
Contract modification No. 24, dated February 19, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.36 (10)
Contract modification No. 25, dated March 26, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.37 (11)
Contract modification No. 26, dated June 18, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.38 (11)
Contract modification No. 27, dated July 14, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.39* (12)
Contract modification No. 28, dated September 1, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.40* (12)
Contract modification No. 29, dated September 11, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.41* (14)
Contract modification No. 30, dated November 12, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.42* (15)
Contract modification No. 31, dated April 8, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.43* (15)
Contract modification No. 32, dated May 5, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.44* (16)
Contract modification No. 33, dated June 17, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.45* (17)
Contract modification No. 34, dated August 3, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.46 (18)
Contract modification No. 35, dated October 21, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.47 (18)
Contract modification No. 36, dated January 23, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.48 (19)
Contract modification No. 37, dated March 27, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.49 (20)
Contract modification No. 38, dated April 3, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.50 (20)
Contract modification No. 39, dated May 11, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.51 (20)
Contract modification No. 40, dated June 16, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.52 (21)
Contract modification No. 41, dated July 24, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.53 (21)
Contract modification No. 42, dated August 25, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.54 (21)
Contract modification No. 43, dated September 22, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.55 (21)
Contract modification No. 44, dated September 28, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.56
Contract modification No. 45, dated October 20, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.57
Contract modification No. 46, dated November 27, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.58**
Contract modification No. 47, dated December 21, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.59
Contract modification No. 48, dated December 21, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.60**
Contract modification No. 49, dated February 27, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.61*(18)	Patent Option and License Agreement by and between the Registrant and The Regents of the University of Michigan dated May 24, 2006, as amended.
10.62*(1)	License Agreement by and between the Registrant and The Regents of the University of California dated May 13, 2002, as amended.
10.63(22)	Sales Agreement, dated November 8, 2017, by and between Chimerix, Inc and Cowen and Company, LLC.
10.64	First Amendment to Lab Lease dated December 14, 2017 by and between Registrant and CLPF - Research Center, LLC.
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.
(2)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 23, 2014.
(3)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on September 4, 2014.
(4)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2014.
(5)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2014.
(6)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on March 14, 2014.
(7)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on December 18, 2013.
(8)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 14, 2013.
(9)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 7, 2014.
(10)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 11, 2015.
(11)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 6, 2015.
(12)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 5, 2015.
(13)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 6, 2015.
(14)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 29, 2016
(15)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2016.
(16)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2016.
(17)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2016.
(18)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 2, 2017.
(19)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2017.
(20)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 7, 2017.
(21)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on October 11, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimerix, Inc.

Date:	March 1, 2018	By:	/s/ M. Michelle Berrey
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

Signature	Title	Date

/s/ M. Michelle Berrey	President, Chief Executive Officer and Director	March 1, 2018
M. Michelle Berrey, MD, MPH	(Principal Executive Officer)

/s/ Timothy W. Trost	Senior Vice President, Chief Financial Officer	March 1, 2018
Timothy W. Trost	and Corporate Secretary
(Principal Financial and Accounting Officer)

/s/ Ernest Mario
Ernest Mario, PhD	Chairman of the Board of Directors	March 1, 2018

/s/ James M. Daly
James M. Daly	Member of the Board of Directors	March 1, 2018

/s/ Catherine L. Gilliss
Catherine L. Gilliss, PhD, RN, FAAN	Member of the Board of Directors	March 1, 2018

/s/ Patrick Machado
Patrick Machado	Member of the Board of Directors	March 1, 2018

/s/ James Niedel
James Niedel, MD, PhD	Member of the Board of Directors	March 1, 2018