Form 10-Q
period 2018-03-31
CHIMERIX INC
filed 2018-05-07
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 47,753,300.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$22,112	$18,548
Short-term investments, available-for-sale	138,335	132,972
Accounts receivable	426	1,682
Prepaid expenses and other current assets	3,051	3,331
Total current assets	163,924	156,533
Long-term investments	49,225	76,731
Property and equipment, net of accumulated depreciation	1,688	1,894
Other long-term assets	61	72
Total assets	$214,898	$235,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,892	$3,812
Accrued liabilities	7,109	9,384
Total current liabilities	9,001	13,196
Lease-related obligations	206	224
Total liabilities	9,207	13,420

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2018 and December 31, 2017; 47,753,300 and 47,505,532 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	48	47
Additional paid-in capital	713,323	709,514
Accumulated other comprehensive loss, net	(1,066)	(963)
Accumulated deficit	(506,614)	(486,788)
Total stockholders’ equity	205,691	221,810
Total liabilities and stockholders’ equity	$214,898	$235,230

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Contract revenue	$790	$1,078
Operating expenses:
Research and development	14,359	12,742
General and administrative	6,738	6,596
Total operating expenses	21,097	19,338
Loss from operations	(20,307)	(18,260)
Other (expense) income:
Unrealized loss on equity investment	(134)	—
Interest income	615	506
Net loss	(19,826)	(17,754)
Other comprehensive loss:
Unrealized (loss) gain on investments, net	(103)	331
Comprehensive loss	$(19,929)	$(17,423)
Per share information:
Net loss, basic and diluted	$(0.42)	$(0.38)
Weighted-average shares outstanding, basic and diluted	47,637,907	46,573,394

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(19,826)	$(17,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	248	281
Amortization of premium/discount on investments	(73)	72
Share-based compensation	3,391	4,028
Unrealized loss on equity investment	134	—
Amortization of lease-related obligations	(11)	(47)
Changes in operating assets and liabilities:
Accounts receivable	1,256	787
Prepaid expenses and other assets	294	450
Accounts payable and accrued liabilities	(3,925)	(1,440)
Net cash used in operating activities	(18,512)	(13,623)

Cash flows from investing activities:
Purchases of property and equipment	(42)	(5)
Purchases of short-term investments	(1,989)	—
Purchases of long-term investments	(6,031)	(87,509)
Proceeds from sales of short-term investments	9,500	—
Proceeds from maturities of short-term investments	20,500	71,145
Net cash provided by (used in) investing activities	21,938	(16,369)

Cash flows from financing activities:
Proceeds from exercise of stock options	60	9
Proceeds from employee stock purchase plan	358	386
Payments of deferred offering costs	(280)	—
Net cash provided by financing activities	138	395
Net increase (decrease) in cash and cash equivalents	3,564	(29,597)
Cash and cash equivalents:
Beginning of period	18,548	51,463
End of period	$22,112	$21,866

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company committed to discovering, developing and commercializing medicines that improve outcomes for immunocompromised patients. The Company was founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. The Company's lead compound, brincidofovir, is in development as an oral and intravenous (IV) formulation for the prevention and treatment of DNA viruses, including smallpox, adenoviruses, and the human herpesviruses. The Company is in clinical development of CMX521, the first direct-acting antiviral specifically for the treatment and prevention of norovirus. In addition, the Company has an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates hierarchy disclosures and, based on various factors, it is possible that an asset or liability may be classified differently from period to period. However, the Company expects that changes in classification between levels will be rare. There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 during the three months ended March 31, 2018.

At March 31, 2018 and December 31, 2017, the Company had cash equivalents, consisting of money market accounts, and short-term and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At March 31, 2018 and December 31, 2017, the Company had cash equivalents consisting of commercial paper. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

In December 2014, the Company entered into a license agreement with ContraVir Pharmaceuticals (NASDAQ: CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157. In exchange for the license to CMX157 rights, the Company received an upfront payment consisting of ContraVir Series B Convertible Preferred Stock. On September 30, 2016, the Company converted its preferred stock investment in ContraVir into 1,071,429 shares of ContraVir common stock. The Company's investment in ContraVir common stock was categorized as a Level 1 asset and valued based on ContraVir's common stock value at March 31, 2018 and December 31, 2017. For the three months ended March 31, 2018, the Company recorded $0.1 million of unrealized loss to unrealized loss on equity investment in the Consolidated Statements of Operations and Comprehensive Loss related to the Company's investment in ContraVir common stock. For the three months ended March 31, 2017, the Company recorded $0.6 million of unrealized loss to unrealized (loss) gain on investments, net in the Consolidated Statements of Operations and Comprehensive Loss related to the Company's investment in ContraVir common stock.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	March 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$12,926	$12,926	$—	$—
Commercial paper	6,486	—	6,486	—
Total cash equivalents	19,412	12,926	6,486	—
Short-term investments
U.S. treasury securities	138,083	138,083	—	—
Common stock of U.S. corporation	252	252	—	—
Total short-term investments	138,335	138,335	—	—
Long-term investments
U.S. treasury securities	49,225	49,225	—	—
Total long-term investments	49,225	49,225	—	—
Total assets	$206,972	$200,486	$6,486	$—

	Fair Value Measurements
	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$10,816	$10,816	$—	$—
Commercial paper	3,995	—	3,995	—
Total cash equivalents	14,811	10,816	3,995	—
Short-term investments
U.S. treasury securities	132,586	132,586	—	—
Common stock of U.S. corporation	386	386	—	—
Total short-term investments	132,972	132,972	—	—
Long-term investments
U.S. treasury securities	76,731	76,731	—	—
Total long-term investments	76,731	76,731	—	—
Total assets	$224,514	$220,519	$3,995	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued research and development expenses	$4,084	$3,384
Accrued compensation	1,911	3,678
Other accrued liabilities	1,114	1,322
Accrued indemnification claim	—	1,000
Total accrued liabilities	$7,109	$9,384

Revenue Recognition

Policy

The Company’s revenues generally consist of (i) contract revenue - revenue generated under federal contracts, and (ii) collaboration and licensing revenue - revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements. Revenue is recognized in accordance with the criteria outlined in Accounting Standards Codification (ASC) 606 issued by the Financial Accounting Standards Board (FASB). Following this accounting pronouncement, a five-step approach is applied for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. Currently, option segments 1 through 3 have been exercised. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and 4 option segments) within this agreement, each of which has a single performance obligation. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. The progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which the Company has a right to invoice. The base segment and first option segment were completed prior to adoption of ASC 606. The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $21.6 million and $11.6 million in expense reimbursement and fees, respectively. The second and third option segments are expected to end on September 30, 2018.

ContraVir Pharmaceuticals

The Company entered into a license agreement with ContraVir Pharmaceuticals on December 17, 2014 for the development and commercialization of CMX157 for certain antiviral indications. The Company is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones as well as royalties and additional milestones based on commercial sales. The Company assessed the agreement in accordance with the authoritative guidance and concluded that the ContraVir contract includes multiple performance obligations, which had all been satisfied in 2015 prior to the adoption of ASC 606. The ContraVir contract has one fixed and several variable transaction amounts. The fixed fee portion of the contract was for the license to CMX157 rights. The Company recognized revenue for the fixed fee portion of the contract in 2015 when the performance obligations were satisfied. All variable transaction amounts, which relate to clinical, regulatory and commercial milestones as well as royalties and milestones based on commercial sales, are fully constrained. The Company will begin recognizing revenue on the variable transaction amounts when those transaction amounts are no longer fully constrained.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2018, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three months ended March 31, 2018 and 2017.

Impact of Recently Issued Accounting Standards

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

Impact of Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The FASB has issued several updates to the standard which (1) defer the original effective date to annual periods and interim periods within those annual periods beginning after December 15, 2017, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); (2) clarify the application of the principal versus agent guidance (ASU 2016-08); and (3) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). The Company adopted ASC 606 as of January 1, 2018 using the full retrospective approach and determined that there was no impact on its financial statements. In preparation for adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information, including the assessment of the impact of the standard.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10)-Recognition and Measurement of Financial Assets and Financial Liabilities.” The new standard enhances reporting for financial instruments. The ASU is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2017. Earlier adoption is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. The Company adopted ASU No. 2016-01 on January 1, 2018 on a prospective basis. As a result of this standard, changes in fair value of available-for-sale equity securities that were previously recognized in other comprehensive income are now recognized in earnings. As of January 1, 2018, the Company had no unrealized gains or losses in other comprehensive income that had to be reclassified to retained earnings.

Note 2. Investments

The following tables summarize the Company's short-term and long-term debt investments (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$188,372	$—	$(1,064)	$187,308
Total investments	$188,372	$—	$(1,064)	$187,308

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$210,280	$—	$(963)	$209,317
Total investments	$210,280	$—	$(963)	$209,317

The following tables summarize the Company's debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	March 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$103,949	$(798)	$83,359	$(266)	$187,308	$(1,064)
Total	$103,949	$(798)	$83,359	$(266)	$187,308	$(1,064)
Number of securities with unrealized losses		25		18		43

	December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$170,390	$(871)	$38,927	$(92)	$209,317	$(963)
Total	$170,390	$(871)	$38,927	$(92)	$209,317	$(963)
Number of securities with unrealized losses		39		7		46

The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At March 31, 2018, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale debt securities in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three months ended March 31, 2018 and 2017. Unrealized gains and losses on debt investments are recorded to unrealized (loss) gain on investments, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at March 31, 2018 (in thousands):

Maturing in one year or less	$138,083
Maturing after one year through two years	49,225
Total debt investments	187,308
Common stock of U.S. corporation	252
Total investments	$187,560

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.2 million for both the three months ended March 31, 2018 and 2017.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA, the sole source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement had been made as of March 31, 2018 and December 31, 2017.

Note 4. Equity Transactions and Share-based Compensation

Warrants

During the three months ended March 31, 2018, there were no exercises of warrants for the purchase of shares of the Company's common stock. All remaining outstanding warrants expired in February 2018. As of March 31, 2018 no warrants were outstanding.

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2018, the common stock reserved for issuance under the 2013 Plan was automatically increased by 1.9 million shares. As of March 31, 2018, there was a total of 1.1 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 14,000 shares of common stock pursuant to the exercise of stock options during the three months ended March 31, 2018.

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. Initially, the ESPP authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). On January 1, 2018, the common stock reserved for issuance under the ESPP was automatically increased by an additional 0.4 million shares.

The Company has reserved a total of 2.6 million shares of common stock to be purchased under the ESPP, of which 2.2 million shares remained available for purchase as of March 31, 2018. The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 87,000 shares of common stock pursuant to the ESPP during the three months ended March 31, 2018. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued 146,800 shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2018.

In January 2017, the Company also granted performance-based RSUs which, when vested, represent the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for performance-based RSUs is based upon the market price of the Company’s common stock on the date of the grant. For the portion of the performance-based RSUs of which the achievement of the performance condition is considered probable, the Company recognizes stock-based compensation expense on the related estimated fair value of such RSUs ratably for each vesting tranche from the service inception date to the end of the requisite service period. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, the Company begins recognizing the related stock-based compensation expense ratably when the event occurs or when the Company can determine that achievement of the performance condition is probable. In those cases, the Company recognizes the change in estimate at the time it determines the performance condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if the Company had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost through the end of the requisite service period. The Company issued no shares of common stock pursuant to the vesting of performance-based RSUs during the three months ended March 31, 2018.

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expense	$1,320	$1,763
General and administrative expense	2,071	2,265
Total share-based compensation expense	$3,391	$4,028

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2018 as the Company incurred losses for the three month period ended March 31, 2018 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2018. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At March 31, 2018, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

At March 31, 2018, the Company’s accounting for the 2017 Tax Cuts and Jobs Act is incomplete; however, it expects to complete the accounting by December 31, 2018. As discussed in our 2017 Annual Report on Form 10-K, the Company recorded provisional adjustments related to deferred taxes for stock compensation and the deferred rate change. The Company is continuing to evaluate the impact of the recently enacted tax law on its business and consolidated financial statements. For the first quarter 2018, the Company has not made any measurement-period adjustments related to these provisional items. Updates to the Company’s calculations may result in changes to the provisional adjustments recorded at December 31, 2017.

Note 6. Significant Agreements

The Regents of the University of California

In May 2002, the Company entered into a license agreement with The Regents of the University of California (UC) under which the Company obtained an exclusive, worldwide license to UC’s patent rights in certain inventions (the UC Patent Rights) related to lipid-conjugated antiviral compounds and their use, including certain patents relating to brincidofovir. The license agreement was amended in September 2002 in order to expand the scope of the license and again in December 2010 in order to modify certain financial terms. The agreement was amended a third time in September 2011 to add additional patents related to certain metabolically stable lipid-conjugate compounds. In April 2018, a fifth amendment was executed to alter the rights and obligations of the parties in light of the Company's current business plans and to extend the term of the agreement to the later of the longest-lived Patent Rights (as defined in the agreement) or May 2028.

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

The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $21.6 million and $11.6 million in expense reimbursement and fees, respectively. The second and third option segments are expected to end on September 30, 2018. For the three months ended March 31, 2018 and 2017, the Company recognized revenue under this contract of $0.8 million and $1.1 million, respectively.

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

The upfront payment of 120,000 shares of ContraVir Series B Convertible Preferred Stock was valued at $1.5 million at the time of the agreement. The Company recorded this amount as a long-term investment and deferred revenue, which was included in accrued liabilities in the Consolidated Balance Sheets. Upon completion of the transfer of the IND and technical know-how related to CMX157 in April 2015, the Company recognized the $1.5 million upfront payment as revenue. In September 2016, the Company converted its shares of ContraVir Series B convertible preferred stock into 1,071,429 shares of ContraVir common stock. As of March 31, 2018 and December 31, 2017, the fair value of the investment was recorded as a short-term investment of $0.3 million and $0.4 million, respectively.

University of Michigan

In 2006, the Company entered into a license agreement with The Regents of the University of Michigan (UM) under which the Company obtained an exclusive, worldwide license to UM’s patent rights in certain inventions (UM Patent Rights) related to certain compounds originally synthesized at UM. Under the license agreement, the Company is permitted to research, develop, manufacture and commercialize products utilizing the UM Patent Rights, and to sublicense such rights subject to certain sublicensing fees and royalty payments. The agreement was amended in 2016.

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

Note 7. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2018, and events which occurred subsequently but were not recognized in the financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on March 1, 2018. Past operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW

Chimerix, Inc. is a biopharmaceutical company committed to discovering, developing and commercializing medicines that improve outcomes for immunocompromised patients. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. Our lead compound, brincidofovir (BCV), is in development as an oral and intravenous (IV) formulation for the prevention and treatment of DNA viruses, including smallpox, adenoviruses, and the human herpesviruses. The Company is in clinical development of CMX521, the first direct-acting antiviral specifically for the treatment and prevention of norovirus. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Recent Developments

AdVance Study Results

In March 2018, we presented data from AdVance, the first large, multi-center study of adenovirus (AdV) incidence, management practices and associated clinical outcomes in allogeneic hematopoietic cell transplant (allo-HCT) recipients at the 44th Annual Meeting of the European Society of Blood and Marrow Transplantation.

This multi-center, multinational study, conducted in 2017, examined the incidence, practice patterns, hospitalization and clinical outcomes of 4,276 (1,738 pediatric, 2,538 adults) allo-HCT recipients. The population included allo-HCT performed at 50 centers in Europe from January 2013 to September 2015. The study also assessed AdV plasma viral burden, as measured by Average Area Under the Curve from 0 to 16 weeks (AdV AAUC0-16) for AdV DNA in plasma, and its correlation with overall and non-relapse-related mortality.

The key findings of the AdVance study were as follows:

•	Approximately one-third of the pediatric allo-HCT recipients developed an AdV infection in the first six months following allo-HCT;

•	Among pediatric allo-HCT recipients with AdV, nearly three-fourths (395/558) of these developed detectable AdV viremia (virus in the blood);

•	Nearly two-thirds (241/395) of these patients developed AdV viremia greater than 1,000 copies/mL, a level previously associated with negative clinical outcomes in single-center studies;

•	Median duration of transplant hospitalizations 22 days longer among patients with AdV viremia > 1,000 copies/mL compared to those without AdV infection; and

•	The 60 pediatric patients with the lowest AdV AAUC0-16 had an observed mortality rate of 3%, compared with over 50% mortality for the 60 patients with the highest AdV AAUC0-16.

The data demonstrated a correlation between AdV viral burden and mortality post-transplant. For each 1.0 log10 increase in AdV AAUC0-16, there is a two-fold increase in mortality, independent of immune reconstitution. When compared to the 60 pediatric patients with the lowest AdV AAUC0-16, the 60 pediatric patients with the highest AdV AAUC0-16 had a greater than 10-fold increase in the hazard for mortality.

We also plan to conduct a study to capture the practice patterns and incidence of AdV infection in the U.S., called “AdVance US,” beginning in the second half of 2018.

AdAPT Study of Oral Brincidofovir

The AdAPT Study (Adenovirus after Allogeneic Pediatric Transplantation) is open for enrollment at certain centers in the EU, UK and US, with additional sites in the process of opening for enrollment. This study is targeting enrollment of 141 pediatric allogeneic HCT recipients with confirmed AdV infection. Patients are randomized 2:1 to receive short-course oral BCV or local standard-of-care (SOC) treatment at approximately 30 sites in Europe and the U.S.

The primary endpoint of the study is AdV AAUC0-16 in subjects treated with short-course oral BCV versus those who receive local SOC. The study is 90% powered to show the superiority of reduced AdV viral burden in BCV-treated patients compared to SOC. The study will also evaluate the correlation of AdV AAUC0-16 with clinical outcomes, including survival. We anticipate that enrollment in the study will be completed in 2019.

Oral Treatment for Smallpox

We are collaborating with the Biomedical Advanced Research and Development Authority (BARDA) for the development of BCV as a potential medical countermeasure for smallpox. Efficacy is to be demonstrated via two animal models under the U.S. Food and Drug Administration’s (FDA’s) Animal Rule. We are working with the FDA and BARDA on the design and conduct of these studies in both rabbit and mouse models of smallpox infection. We have recently agreed to a general study design for the rabbitpox study, which will be conducted in parallel with the mouse study. Following completion of the animal efficacy studies, we plan to meet with the FDA to discuss any additional required data for a regulatory decision. Marketing applications are anticipated for submission during 2019.

IV Brincidofovir Progresses to Phase 2 Studies

Studies of IV BCV in virally-infected patients are initiating and are expected to begin providing antiviral data in the second half of 2018. These studies may also provide data on other viral infections such as cytomegalovirus (CMV) and/or BKV in patients with multi-viral infections. The studies will evaluate pharmacokinetics (PK) and tolerability of multiple doses of IV BCV in adult HCT recipients. We will also evaluate the relationship between dose and change from baseline in AdV. Data are expected to inform the dose and dosing regimen for our Phase 2/3 Multi Viral Protection (MVP)-Peds study. Given the broad-spectrum antiviral activity of BCV and the known frequency of multiple DNA viral infections in HCT recipients, we intend to conduct a multi-viral prevention study in high-risk HCT recipients, which we plan to discuss with regulators in 2018.

Following availability of data from adult patients in the studies described above, we will evaluate the potential for IV BCV to treat other DNA viral infections, such as BK virus, CMV, or other herpesviruses such as HHV-6. In addition, the higher drug concentrations in the central nervous system (CNS) achieved with IV BCV in animals could support the study of IV BCV in viral CNS infections such as herpes encephalitis, JC virus infection, and CNS CMV infection, which has recently been described to be associated with glioblastoma.

Our ability to provide BCV in oral and IV formulations enables development across multiple indications and populations with the potential for best-in-class efficacy and safety. In 13-week animal studies and single and multiple dose administration in healthy subjects, IV BCV has shown the potential for less GI injury compared to oral BCV, even with higher plasma drug concentrations and longer-term dosing.

CMX521 for Norovirus

CMX521, a nucleoside analog identified from our proprietary Chemical Library, is the first antiviral specific for the treatment and/or prevention of norovirus. Chronic norovirus infection is increasingly being diagnosed in immune compromised patients.

Approximately 15-20 percent of HCT and solid organ transplant (SOT) recipients are diagnosed with norovirus within the first 1-2 years after transplant, a diagnosis that has been associated with chronic diarrhea, electrolyte disturbances, and graft rejection.

Clinical testing of CMX521 is ongoing. We are conducting a Phase 1 study that is evaluating the pharmacokinetics, safety and tolerability of CMX521 in up to 50 healthy subjects. Study results are expected in mid-2018.

Appointment of New Board Members

In March, Martha J. Demski was appointed Chair of the Board of Directors. Ms. Demski will succeed Ernest Mario, PhD, who is retiring as of the 2018 Annual Meeting of Stockholders. Edward F. Greissing, Jr., Robert J. Meyer, MD and Fred A. Middleton have joined the Company’s Board of Directors. Directors John M. Leonard, MD and James Niedel, MD, PhD, will step down from the Board in June.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from a government grant and contract and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at our discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $21.6 million and $11.6 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on September 30, 2018. As of March 31, 2018, we had recognized revenue in aggregate of $56.9 million with respect to the base performance segment and the first three extension periods. Under the BARDA contract, we recognized revenue of $0.8 million and $1.1 million during the three months ended March 31, 2018 and 2017, respectively.

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

From our inception through March 31, 2018, we have incurred approximately $419.2 million in research and development expenses, which predominately relates to our development of BCV. These costs were largely related to the conduct of our clinical trials of BCV.

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

The table below summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Direct research and development expenses	$7,712	$6,300
Research and development personnel costs - excluding stock-based compensation	3,918	3,642
Research and development personnel costs - stock-based compensation	1,320	1,763
Indirect research and development expenses	1,409	1,037
Total research and development expenses	$14,359	$12,742

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

Oral Brincidofovir

The majority of our research and development resources has been focused on our Phase 3 trial of BCV for prevention of CMV in HCT recipients (SUPPRESS), our trial of BCV as a treatment for AdV (AdVise), our recently initiated AdAPT study in pediatric HCT recipients and our other clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of BCV for approval in the United States and equivalent health authority approval outside the United States.

In addition, pursuant to our contract with BARDA, we are continuing development of brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and pharmacokinetics of BCV in the animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and BCV 100 mg tablets. During the first option segment of the contract, we performed additional confirmatory pharmacokinetic studies of BCV in animals. In September 2014, we initiated performance under the second option segment of the contract with BARDA with a scope of work comprising two pivotal animal efficacy studies of BCV. In September 2015, we initiated performance under the third option segment which focuses on brincidofovir chemistry, manufacturing and controls at large scale and a second adjunct animal study.

IV Brincidofovir

We have also incurred research and development costs associated with the development of IV BCV. We have conducted preclinical testing, Phase 1 clinical studies and process development for the manufacturing process.

CMX521 for Norovirus

In addition to the costs associated with BCV development, we have incurred research and development costs related to other programs, including CMX521 for norovirus. The majority of this work has been focused on preclinical development, early-stage chemistry, and manufacturing in preparation for Phase 1 clinical testing. In late 2017, we initiated our first-in-human study which is ongoing. Process development of CMX521 manufacturing is underway as well.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, commercial, information technology, legal, human resources and administrative support functions, including share-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, cost of various consultants, director and officer liability insurance, occupancy costs and information systems. Historically pre-launch activities for BCV have also been a significant portion of general and administrative expenses.

Unrealized Loss on Equity Investment

Unrealized loss on equity investment consists of the decrease in fair value of our investment in ContraVir common stock for the three months ended March 31, 2018.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, short-term investments and long-term investments.

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The total consolidated share-based compensation expense of $3.4 million and $4.0 million was recognized in the three months ended March 31, 2018 and 2017, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and our employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018. There have been no material changes during the three months ended March 31, 2018 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and March 31, 2017, together with the changes in those items (in thousands, except percentages):

	Three Months Ended March 31,		Dollar Change	% Change
	2018	2017	Increase/(Decrease)
Contract revenue	$790	$1,078	$(288)	(26.7)%
Operating expenses:
Research and development	14,359	12,742	1,617	12.7%
General and administrative	6,738	6,596	142	2.2%
Total operating expenses	21,097	19,338	1,759	9.1%
Loss from operations	(20,307)	(18,260)	(2,047)	11.2%
Other (expense) income:
Unrealized loss on equity investment	(134)	—	(134)	*
Interest income	615	506	109	21.5%
Net loss	$(19,826)	$(17,754)	$(2,072)	11.7%

* Not meaningful or not calculable

Contract Revenue

For the three months ended March 31, 2018, total contract revenue decreased to $0.8 million compared to $1.1 million for the three months ended March 31, 2017. This change is related to a decrease in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the three months ended March 31, 2018, our research and development expenses increased to $14.4 million compared to $12.7 million for the three months ended March 31, 2017. The increase of $1.6 million, or 12.7%, is primarily related to the following:

•
an increase of $2.3 million related to the oral BCV program, which is mainly comprised of an increase of $1.1 million related to the initiation of our AdAPT study and an increase of $1.1 million related to drug manufacturing costs; offset by

•	a decrease of $0.8 million related to the development of an IV formulation of BCV and development of CMX521, our clinical candidate for norovirus.

General and Administrative Expenses

For the three months ended March 31, 2018, our general and administrative expenses increased to $6.7 million compared to $6.6 million for the three months ended March 31, 2017. The increase of $0.1 million, or 2.2%, is primarily related to the following:

•	an increase of $0.4 million in commercial readiness efforts related to oral BCV, IV BCV and CMX521; offset by

•	a decrease of $0.2 million in stock-based compensation expense.

Unrealized Loss on Equity Investment

For the three months ended March 31, 2018, unrealized loss on equity investment was $0.1 million related to the decline in fair value of our investment in ContraVir common stock. Unrealized loss on equity investments for the three months ended March 31, 2017 was recorded in other comprehensive income.

Interest Income

For the three months ended March 31, 2018, our interest income increased to $0.6 million compared to $0.5 million for the three months ended March 31, 2017. The increase is attributable to increased return on our cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had capital available to fund operations of approximately $209.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of March 31, 2018, we had an accumulated deficit of $506.6 million. We anticipate that we will continue to incur losses for at least the next several years. We believe that our existing cash, cash equivalents, short-term investments, and long-term investments will enable us to fund our current operating expenses and capital requirements for at least the next 12 months; however, we anticipate that we will need additional capital in the future to fund our operations, which we may obtain through one or more of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash sources and uses:
Net cash used in operating activities	$(18,512)	$(13,623)
Net cash provided by (used in) investing activities	21,938	(16,369)
Net cash provided by financing activities	138	395
Net increase (decrease) in cash and cash equivalents	$3,564	$(29,597)

Operating Activities

Net cash used in operating activities of $18.5 million for the three months ended March 31, 2018 was primarily the result of our $19.8 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses of $3.4 million for share-based compensation and $0.2 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease of $3.9 million in accounts payable and accrued liabilities, a decrease in accounts receivable of $1.3 million related to work on the BARDA contract and a decrease in prepaid expenses and other assets of $0.3 million. Net cash used in operating activities of $13.6 million for the three months ended March 31, 2017 was primarily the result of our $17.8 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses of $4.0 million for share-based compensation, $0.3 million of depreciation of property and equipment and $0.1 million of amortization on investments. The change in operating assets and liabilities includes a decrease of $1.4 million in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable of $0.8 million related to work on the BARDA contract and a decrease in prepaid expenses and other assets of $0.5 million primarily related to a decrease in prepaid insurance and interest receivable.

Investing Activities

Net cash provided by investing activities of $21.9 million for the three months ended March 31, 2018 was primarily the result of the sales and maturities of $30.0 million in short-term investments partially offset by the purchase of $6.0 million in long-term investments and $2.0 million in short-term investments. Net cash used in investing activities of $16.4 million for the three months ended March 31, 2017 was primarily the result of the purchase of $87.5 million in long-term investments partially offset by the maturities of $71.1 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $0.1 million for the three months ended March 31, 2018 was the result of $0.4 million in proceeds from stock purchases through our ESPP offset by $0.3 million of payments of deferred offering costs. Net cash provided by financing activities of $0.4 million for the three months ended March 31, 2017 was primarily the result of $0.4 million in proceeds from stock purchases through our ESPP.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed by us with the SEC on March 1, 2018.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three months ended March 31, 2018 or March 31, 2017.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2018, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.        RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018.

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $19.8 million and $17.8 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of approximately $506.6 million.

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

Furthermore, our development of BCV as a potential countermeasure for smallpox continues in collaboration with BARDA, on August 4, 2017, we received correspondence from the FDA that indicated that we will need to conduct a second rabbitpox study of brincidofovir for the treatment of smallpox. We are working with the FDA and BARDA on the design and conduct of this adjunct study as well as a study in our second animal model, ectromelia virus.

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

On August 4, 2017, we received correspondence from the FDA that indicated that we will need to conduct a second rabbitpox study of brincidofovir for the treatment of smallpox. We are in the process of working with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study. Through our continuing development contract with BARDA, we are conducting final confirmatory studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus).

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

Based on market research, competing products that are currently used to treat AdV and/or CMV include and are not limited to:

•	Vistide® (cidofovir for injection), marketed by Gilead Sciences, Inc. and generic manufacturers;

•	oral and intravenous ganciclovir, a drug that is sold by generic manufacturers;

•	Valcyte® (valganciclovir), a prodrug of ganciclovir that is marketed by Genentech, Inc. and generic manufacturers;

•	foscarnet sodium for injection available through generic manufacturers;

•	acyclovir, a drug that is sold by generic manufacturers;

•	letermovir (marketed under the trade name PREVYMIS), an anti-CMV drug being developed pursuant to an exclusive worldwide license agreement between AiCuris GmbH & Co. KG and Merck & Co., Inc.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that occurred in December 2015, a large percentage of the options held by our employees are underwater. As of March 31, 2018, approximately 59% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of March 31, 2018, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 49% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

10.1**	Fifth Amendment, dated April 24, 2018, to the License Agreement by and between the Registrant and The Regents of the University of California dated May 13, 2002, as amended.

10.2*(3)
Contract modification No. 49, dated February 27, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.3**
Contract modification No. 50, dated March 20, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

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

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

(3)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 1, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

May 7, 2018	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, MD, MPH
President and Chief Executive Officer

May 7, 2018	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary