Form 10-Q
period 2018-06-30
CHIMERIX INC
filed 2018-08-08
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 48,026,276.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$27,447	$18,548
Short-term investments, available-for-sale	147,316	132,972
Accounts receivable	219	1,682
Prepaid expenses and other current assets	3,329	3,331
Total current assets	178,311	156,533
Long-term investments	21,115	76,731
Property and equipment, net of accumulated depreciation	1,502	1,894
Other long-term assets	52	72
Total assets	$200,980	$235,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,426	$3,812
Accrued liabilities	7,976	9,384
Total current liabilities	9,402	13,196
Lease-related obligations	185	224
Total liabilities	9,587	13,420

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2018 and December 31, 2017; 47,855,025 and 47,505,532 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	48	47
Additional paid-in capital	717,414	709,514
Accumulated other comprehensive loss, net	(842)	(963)
Accumulated deficit	(525,227)	(486,788)
Total stockholders’ equity	191,393	221,810
Total liabilities and stockholders’ equity	$200,980	$235,230

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contract revenue	$1,193	$675	$1,983	$1,753
Operating expenses:
Research and development	13,712	11,636	28,071	24,378
General and administrative	6,650	6,284	13,388	12,880
Total operating expenses	20,362	17,920	41,459	37,258
Loss from operations	(19,169)	(17,245)	(39,476)	(35,505)
Other (expense) income:
Unrealized loss on equity investment	(78)	—	(212)	—
Interest income	634	565	1,249	1,071
Net loss	(18,613)	(16,680)	(38,439)	(34,434)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	225	(1,366)	122	(1,035)
Comprehensive loss	$(18,388)	$(18,046)	$(38,317)	$(35,469)
Per share information:
Net loss, basic and diluted	$(0.39)	$(0.36)	$(0.81)	$(0.74)
Weighted-average shares outstanding, basic and diluted	47,811,552	46,863,753	47,725,209	46,719,367

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(38,439)	$(34,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	487	558
Amortization of premium/discount on investments	(171)	72
Share-based compensation	7,427	8,260
Unrealized loss on equity investment	212	—
Amortization of lease-related obligations	(24)	(163)
Changes in operating assets and liabilities:
Accounts receivable	1,463	1,599
Prepaid expenses and other assets	24	(300)
Accounts payable and accrued liabilities	(3,529)	(2,217)
Net cash used in operating activities	(32,550)	(26,625)

Cash flows from investing activities:
Purchases of property and equipment	(96)	(21)
Purchases of short-term investments	(18,117)	—
Purchases of long-term investments	(6,031)	(121,908)
Proceeds from sales of short-term investments	22,000	—
Proceeds from maturities of short-term investments	43,500	120,485
Net cash provided by (used in) investing activities	41,256	(1,444)

Cash flows from financing activities:
Proceeds from exercise of stock options	115	111
Proceeds from employee stock purchase plan	358	386
Payments of deferred offering costs	(280)	—
Net cash provided by financing activities	193	497
Net increase (decrease) in cash and cash equivalents	8,899	(27,572)
Cash and cash equivalents:
Beginning of period	18,548	51,463
End of period	$27,447	$23,891

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company committed to discovering, developing and commercializing medicines that improve outcomes for immunocompromised patients. The Company was founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. The Company's lead compound, brincidofovir, is in development as an oral and intravenous (IV) formulation for the prevention and treatment of DNA viruses, including smallpox, adenoviruses, and the human herpesviruses. The Company is in clinical development of CMX521, the first clinical-stage direct-acting antiviral specifically for the treatment and prevention of norovirus. In addition, the Company has an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates hierarchy disclosures and, based on various factors, it is possible that an asset or liability may be classified differently from period to period. However, the Company expects that changes in classification between levels will be rare. There were no transfers between Level 1 and Level 2 and no transfers to or from Level 3 during the six months ended June 30, 2018.

At June 30, 2018 and December 31, 2017, the Company had cash equivalents consisting of money market accounts and short-term investments and long-term investments consisting of U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At June 30, 2018 and December 31, 2017, the Company had short-term investments consisting of stock of an U.S. corporation. The Company's investment in ContraVir Pharmaceuticals (ContraVir) common stock was categorized as a Level 1 asset and value based on ContraVir's common stock value at June 30, 2018 and December 31, 2017. For the three and six months ended June 30, 2018, the Company recorded $0.1 million and $0.2 million, respectively, of unrealized loss to unrealized loss on equity investment in the Consolidated Statements of Operations and Comprehensive Loss related to the Company's investment in ContraVir common stock. For the three and six months ended June 30, 2017, the Company recorded $1.3 million and $0.7 million of unrealized loss to unrealized (loss) gain on investments, net in the Consolidated Statements of Operations and Comprehensive Loss related to the Company's investment in ContraVir common stock.

At June 30, 2018 and December 31, 2017, the Company had cash equivalents consisting of commercial paper, and at June 30, 2018, the Company had short-term investments, consisting of corporate bonds and commercial paper. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$14,905	$14,905	$—	$—
Commercial paper	9,480	—	9,480	—
Total cash equivalents	24,385	14,905	9,480	—
Short-term investments
Corporate bonds	3,982	—	3,982	—
Commercial paper	4,193	—	4,193	—
U.S. treasury securities	138,967	138,967	—	—
Common stock of U.S. corporation	174	174	—	—
Total short-term investments	147,316	139,141	8,175	—
Long-term investments
U.S. treasury securities	21,115	21,115	—	—
Total long-term investments	21,115	21,115	—	—
Total	$192,816	$175,161	$17,655	$—

	Fair Value Measurements
	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$10,816	$10,816	$—	$—
Commercial paper	3,995	—	3,995	—
Total cash equivalents	14,811	10,816	3,995	—
Short-term investments
U.S. treasury securities	132,586	132,586	—	—
Common stock of U.S. corporation	386	386	—	—
Total short-term investments	132,972	132,972	—	—
Long-term investments
U.S. treasury securities	76,731	76,731	—	—
Total long-term investments	76,731	76,731	—	—
Total	$224,514	$220,519	$3,995	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued research and development expenses	$5,123	$3,384
Accrued compensation	1,562	3,678
Other accrued liabilities	1,291	1,322
Accrued indemnification claim	—	1,000
Total accrued liabilities	$7,976	$9,384

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. Currently, option segments 1 through 3 have been exercised. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and 4 option segments) within this agreement, each of which has a single performance obligation. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. The progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred. As such, the Company does not disclose the value of unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which the Company has a right to invoice. The base segment and first option segment were completed prior to adoption of ASC 606. The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $21.6 million and $14.1 million in expense reimbursement and fees, respectively. The second option segment is scheduled to end on September 30, 2018 and the third option segment is scheduled to end on March 30, 2019.

ContraVir Pharmaceuticals

The Company entered into a license agreement with ContraVir on December 17, 2014 for the development and commercialization of CMX157 for certain antiviral indications. The Company is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones as well as royalties and additional milestones based on commercial sales. The Company assessed the agreement in accordance with the authoritative guidance and concluded that the ContraVir contract includes multiple performance obligations, which had all been satisfied in 2015 prior to the adoption of ASC 606. The ContraVir contract has one fixed and several variable transaction amounts. The fixed fee portion of the contract was for the license to CMX157 rights. The Company recognized revenue for the fixed fee portion of the contract in 2015 when the performance obligations were satisfied. All variable transaction amounts, which relate to clinical, regulatory and commercial milestones as well as royalties and milestones based on commercial sales, are fully constrained. The Company will begin recognizing revenue on the variable transaction amounts when those transaction amounts are no longer fully constrained.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through June 30, 2018, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and six months ended June 30, 2018 and 2017.

Impact of Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)”, which increases transparency and comparability among companies accounting for lease transactions. The most significant change of this update will require the recognition of lease assets and liabilities on the balance sheet for lessees for operating lease arrangements with lease terms greater than 12 months. This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. This ASU is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2018. The Company is currently analyzing the impact of the adoption of ASU No. 2016-02 on its consolidated financial statements.

Impact of Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The FASB has issued several updates to the standard which (1) deferred the original effective date to annual periods and interim periods within those annual periods beginning after December 15, 2017, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); (2) clarify the application of the principal versus agent guidance (ASU 2016-08); and (3) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). The Company adopted ASC 606 as of January 1, 2018 using the full retrospective approach and determined that there was no impact on its financial statements. In preparation for adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information, including the assessment of the impact of the standard.

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

Note 2. Investments

The following tables summarize the Company's short-term and long-term debt investments (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$3,985	$—	$(3)	$3,982
U.S. treasury securities	160,916	1	(835)	160,082
Commercial paper	4,198	—	(5)	4,193
Total investments	$169,099	$1	$(843)	$168,257

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$210,280	$—	$(963)	$209,317
Total investments	$210,280	$—	$(963)	$209,317

The following tables summarize the Company's debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	June 30, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$3,982	$(3)	$—	$—	$3,982	$(3)
Commercial paper	4,193	(5)	—	—	4,193	(5)
U.S. treasury securities	59,372	(467)	92,744	(368)	152,116	(835)
Total	$67,547	$(475)	$92,744	$(368)	$160,291	$(843)
Number of securities with unrealized losses		18		20		38

	December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$170,390	$(871)	$38,927	$(92)	$209,317	$(963)
Total	$170,390	$(871)	$38,927	$(92)	$209,317	$(963)
Number of securities with unrealized losses		39		7		46

The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At June 30, 2018, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale debt securities in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three and six months ended June 30, 2018 and 2017. Unrealized gains and losses on debt investments are recorded to unrealized gain (loss) on investments, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at June 30, 2018 (in thousands):

Maturing in one year or less	$147,142
Maturing after one year through two years	21,115
Total debt investments	168,257
Common stock of U.S. corporation	174
Total investments	$168,431

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA, the sole source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement had been made as of June 30, 2018 and December 31, 2017.

Note 4. Equity Transactions and Share-based Compensation

Warrants

During the three and six months ended June 30, 2018, there were no exercises of warrants for the purchase of shares of the Company's common stock. All remaining outstanding warrants expired in February 2018. As of June 30, 2018 no warrants were outstanding.

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2018, the common stock reserved for issuance under the 2013 Plan was automatically increased by 1.9 million shares. As of June 30, 2018, there was a total of 1.2 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 15,000 and 29,000 shares of common stock pursuant to the exercise of stock options during the three and six months ended June 30, 2018, respectively.

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

The Company has reserved a total of 2.6 million shares of common stock to be purchased under the ESPP, of which 2.2 million shares remained available for purchase as of June 30, 2018. The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued no shares of common stock pursuant to the ESPP during the three months ended June 30, 2018. The Company issued approximately 87,000 shares of common stock pursuant to the ESPP for the six months ended June 30, 2018. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued 86,000 and 233,000 shares of common stock pursuant to the vesting of RSUs during the three and six months ended June 30, 2018, respectively.

In January 2017, the Company also granted performance-based RSUs which, when vested, represent the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for performance-based RSUs is based upon the market price of the Company’s common stock on the date of the grant. For the portion of the performance-based RSUs of which the achievement of the performance condition is considered probable, the Company recognizes stock-based compensation expense on the related estimated fair value of such RSUs ratably for each vesting tranche from the service inception date to the end of the requisite service period. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, the Company begins recognizing the related stock-based compensation expense ratably when the event occurs or when the Company can determine that achievement of the performance condition is probable. In those cases, the Company recognizes the change in estimate at the time it determines the performance condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if the Company had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost through the end of the requisite service period. The Company issued no shares of common stock pursuant to the vesting of performance-based RSUs during the three and six months ended June 30, 2018.

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expense	$1,536	$1,852	$2,856	$3,615
General and administrative expense	2,500	2,381	4,571	4,645
Total share-based compensation expense	$4,036	$4,233	$7,427	$8,260

At-The-Market Equity Offering

On November 8, 2017, the Company entered into an at-the-market (ATM) sales agreement with Cowen and Company, LLC to sell up to $75.0 million of the Company’s common stock under a shelf registration statement filed in November 2017. In July 2018, the Company began selling shares of common stock through this ATM sales agreement. As of August 2, 2018, the Company had sold an aggregate of 174 thousand shares of common stock at a weighted average price per share of $4.72 for net offering proceeds of $0.8 million.

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2018 as the Company incurred losses for the six month period ended June 30, 2018 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2018. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At June 30, 2018, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

At June 30, 2018, the Company’s accounting for the 2017 Tax Cuts and Jobs Act is incomplete; however, it expects to complete the accounting by December 31, 2018. As discussed in our 2017 Annual Report on Form 10-K, the Company recorded provisional adjustments related to deferred taxes for stock compensation and the deferred rate change. The Company is continuing to evaluate the impact of the recently enacted tax law on its business and consolidated financial statements. For the second quarter of 2018, the Company has not made any measurement-period adjustments related to these provisional items. Updates to the Company’s calculations may result in changes to the provisional adjustments recorded at December 31, 2017.

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

The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $21.6 million and $14.1 million in expense reimbursement and fees, respectively. The second option segment is scheduled to end on September 30, 2018 and the third option segment is scheduled to end on March 30, 2019. For the three months ended June 30, 2018 and 2017, the Company recognized revenue under this contract of $1.2 million and $0.7 million, respectively, and for the six months ended June 30, 2018 and 2017, the Company recognized revenue under this contract of $2.0 million and $1.8 million, respectively.

ContraVir Pharmaceuticals

On December 17, 2014, the Company entered into a license agreement with ContraVir Pharmaceuticals (NASDAQ:CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

In exchange for the license to CMX157 rights, the Company received ContraVir Series B Convertible Preferred Stock which the Company converted into shares of ContraVir common stock in 2016. As of June 30, 2018 and December 31, 2017, the fair value of the investment was recorded as a short-term investment of $0.2 million and $0.4 million, respectively.

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

Note 7. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2018, and events which occurred subsequently but were not recognized in the financial statements.

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

OVERVIEW

Chimerix, Inc. is a biopharmaceutical company committed to discovering, developing and commercializing medicines that improve outcomes for immunocompromised patients. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. Our lead compound, brincidofovir (BCV), is in development as an oral and intravenous (IV) formulation for the prevention and treatment of DNA viruses, including smallpox, adenoviruses, and the human herpesviruses. The Company is in clinical development of CMX521, the first clinical-stage direct-acting antiviral specifically for the treatment and prevention of norovirus. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Recent Developments

AdAPT Study of Oral Brincidofovir

The AdAPT study (Adenovirus after Allogeneic Pediatric Transplantation) is open for enrollment in the United States, the United Kingdom, and in Europe.  Four of nine planned countries are currently undergoing regulatory or central ethics review; additional sites in the United States, United Kingdom, and Europe are also in the process of opening for enrollment. This study is targeting enrollment of 141 pediatric allogeneic hematopoietic cell transplant (HCT) recipients with confirmed adenovirus (AdV) infection. In the study, subjects are randomized 2:1 to receive short-course oral BCV or local standard-of-care (SOC) treatment.

The primary endpoint of the study is a comparison of AdV viral burden, as measured by the time-Averaged Area Under the Curve for AdV viremia over 16 weeks (AdV AAUC0-16) in subjects treated with short-course oral BCV versus those who receive local SOC. The study is 90% powered to show the superiority of reduced AdV viral burden (i.e. lower AdV AAUC0-16) in BCV-treated patients compared to local SOC. The study will also evaluate the correlation of AdV AAUC0-16 with clinical outcomes, including survival. A strong correlation between AdV viral burden and mortality was described in data collected from the AdVance study. In this study, patients with the highest AdV AAUC0-16 had the highest observed mortality. In addition, across the pediatric patients with AdV viremia, each 1.0 log10 increase in AdV AAUC0-16 was associated with a two-fold increase in mortality. We anticipate that enrollment in AdAPT will be completed in 2019; we intend to update this forecast later in 2018 when we have several months of enrollment data from a majority of planned clinical centers.

Oral Treatment for Smallpox

In June 2018, we announced that the US Food and Drug Administration (FDA) granted Orphan Drug Designation for BCV for the treatment of smallpox. The Orphan Drug Designation program provides orphan status to drugs and biologics which are defined as those intended for the safe and effective treatment, diagnosis or prevention of rare diseases and disorders that affect fewer than 200,000 people in the US. Orphan Drug Designation provides manufacturers with many benefits, including a waiver of the FDA Prescription Drug User Fee Act.

We are collaborating with the Biomedical Advanced Research and Development Authority (BARDA) for the development of BCV as a potential medical countermeasure for smallpox. Efficacy is to be demonstrated via two animal models under the FDA’s Animal Rule. We are working with the FDA and BARDA on the design and conduct of these studies in both rabbit and mouse models of smallpox infection. We have recently agreed to a general study design for the rabbitpox study, which will be conducted roughly in parallel with the mouse study. Following completion of the animal efficacy studies, we plan to meet with the FDA to discuss any additional required data for a regulatory decision. We anticipate submitting marketing applications in early 2020.

IV Brincidofovir Progresses to Phase 2 Studies

We are opening sites in the United States, United Kingdom, and Europe for enrollment in our IV BCV Phase 2 studies in adult HCT recipients with AdV. We anticipate interim data to be available during the second half of 2018. These studies may also provide data on other viral infections such as cytomegalovirus (CMV) and/or BK virus (BKV) in patients with multi-viral infections. The studies will evaluate pharmacokinetics (PK) and tolerability of multiple doses of IV BCV in adult HCT recipients. We will also evaluate the relationship between BCV dose and observed change-from-baseline in AdV. Data are expected to inform the dose and dosing regimen for our Phase 2/3 Multi Viral Protection (MVP)-Peds study.

Following availability of data from adult patients in the studies described above, we will evaluate the potential for IV BCV to treat other DNA viral infections, such as BKV, CMV, or other herpesviruses such as HHV-6. In addition, the higher drug concentrations in the central nervous system (CNS) achieved with IV BCV in animals could support the study of IV BCV in viral CNS infections such as herpes encephalitis and JC virus infection.

CMX521 for Norovirus

CMX521, a nucleoside analog identified from our proprietary chemical library, is the first clinical-stage direct-acting antiviral specifically for the treatment and/or prevention of norovirus. Chronic norovirus infection is increasingly being diagnosed in immunocompromised patients. Approximately 15-20 percent of HCT and solid organ transplant (SOT) recipients are diagnosed with norovirus within the first 1-2 years after transplant, a diagnosis that has been associated with chronic diarrhea, electrolyte disturbances, and graft rejection.

In June 2018, we presented data on CMX521 at the 31st International Conference on Antiviral Research. The data presented included:

•	CMX521 targets a conserved area of the norovirus, and has been tested against a broad panel of strains in vitro, and shows activity against all strains tested to date;

•	CMX521 has a promising preclinical safety profile with no evidence of mitochondrial toxicity or genotoxicity; and

•	oral administration of CMX521 should allow drug delivery directly to the cells in the gut targeted by norovirus.

Clinical testing of CMX521 is ongoing. We are conducting a Phase 1 study that is evaluating the PK, safety and tolerability of CMX521 in up to 50 healthy adult subjects. The first presentation of clinical data for this study will be at the European Society for Clinical Virology in Athens, Greece in September 2018.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from a government grant and contract and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at our discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $21.6 million and $14.1 million in expense reimbursement and fees, respectively. The second option segment is scheduled to end on September 30, 2018 and the third option segment is scheduled to end on March 30, 2019. As of June 30, 2018, we had recognized revenue in aggregate of $58.1 million with respect to the base performance segment and the first three extension periods. Under the BARDA contract, we recognized revenue of $1.2 million and $0.7 million during the three months ended June 30, 2018 and 2017, respectively, and we recognized revenue of $2.0 million and $1.8 million during the six months ended June 30, 2018 and 2017, respectively.

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

From our inception through June 30, 2018, we have incurred approximately $432.9 million in research and development expenses, which predominately relates to our development of BCV. These costs were largely related to the conduct of our clinical trials of BCV.

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

The table below summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Direct research and development expenses	$7,716	$5,711	$15,428	$12,011
Research and development personnel costs - excluding stock-based compensation	2,857	3,071	6,775	6,713
Research and development personnel costs - stock-based compensation	1,536	1,852	2,856	3,615
Indirect research and development expenses	1,603	1,002	3,012	2,039
Total research and development expenses	$13,712	$11,636	$28,071	$24,378

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

In addition, pursuant to our contract with BARDA, we are continuing development of brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and PK of BCV in the animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and BCV 100 mg tablets. During the first option segment of the contract, we performed additional confirmatory PK studies of BCV in animals. In September 2014, we initiated performance under the second option segment of the contract with BARDA with a scope of work comprising two pivotal animal efficacy studies of BCV. In September 2015, we initiated performance under the third option segment which focuses on BCV chemistry, manufacturing and controls at large scale and a second adjunct animal study.

IV Brincidofovir

We have also incurred research and development costs associated with the development of IV BCV. We have conducted preclinical testing and Phase 1 clinical studies and are conducting Phase 2 clinical studies, and continue to progress manufacturing process development.

CMX521 for Norovirus

In addition to the costs associated with BCV development, we have incurred research and development costs related to other programs, including CMX521 for norovirus. The majority of this work has been focused on preclinical development, early-stage chemistry, manufacturing, and conduct of our Phase 1 clinical trial. Process development of CMX521 manufacturing is underway as well.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, commercial, information technology, legal, human resources and administrative support functions, including share-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, cost of various consultants, director and officer liability insurance, occupancy costs and information systems. Pre-launch activities for BCV continue to be a significant portion of general and administrative expenses.

Unrealized Loss on Equity Investment

Unrealized loss on equity investment consists of the decrease in fair value of our investment in ContraVir Pharmaceuticals (ContraVir) common stock for the three and six months ended June 30, 2018.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, short-term investments and long-term investments.

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The total consolidated share-based compensation expense of $4.0 million and $4.2 million was recognized in the three months ended June 30, 2018 and 2017, respectively, and $7.4 million and $8.3 million was recognized in the six months ended June 30, 2018 and 2017, respectively. The share-based compensation expense recognized included expense for stock options,

RSUs and our employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018. There have been no material changes during the six months ended June 30, 2018 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and June 30, 2017, together with the changes in those items (in thousands, except percentages):

	Three Months Ended June 30,		Dollar Change	% Change
	2018	2017	Increase/(Decrease)
Contract revenue	$1,193	$675	$518	76.7%
Operating expenses:
Research and development	13,712	11,636	2,076	17.8%
General and administrative	6,650	6,284	366	5.8%
Total operating expenses	20,362	17,920	2,442	13.6%
Loss from operations	(19,169)	(17,245)	(1,924)	11.2%
Other (expense) income:
Unrealized loss on equity investment	(78)	—	(78)	*
Interest income	634	565	69	12.2%
Net loss	$(18,613)	$(16,680)	$(1,933)	11.6%

* Not meaningful or not calculable

Contract Revenue

For the three months ended June 30, 2018, total contract revenue increased to $1.2 million compared to $0.7 million for the three months ended June 30, 2017. This change is related to an increase in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the three months ended June 30, 2018, our research and development expenses increased to $13.7 million compared to $11.6 million for the three months ended June 30, 2017. The increase of $2.1 million, or 17.8%, is primarily related to the following:

•
an increase of $1.2 million related to the oral BCV program, which is mainly comprised of an increase of $0.7 million related to clinical trial studies and an increase of $0.5 million related to drug manufacturing costs;

•	an increase of $0.5 million related to the smallpox program; and

•	an increase in legal and consulting fees of $0.6 million; offset by

•	a decrease of $0.5 million in compensation expense.

General and Administrative Expenses

For the three months ended June 30, 2018, our general and administrative expenses increased to $6.7 million compared to $6.3 million for the three months ended June 30, 2017. The increase of $0.4 million, or 5.8%, is primarily related to the following:

•	an increase of $0.5 million in commercial readiness efforts related to oral BCV, IV BCV and CMX521; offset by

•	a decrease of $0.2 million in compensation expense.

Unrealized Loss on Equity Investment

For the three months ended June 30, 2018, unrealized loss on equity investment was $0.1 million related to the decline in fair value of our investment in ContraVir common stock. Unrealized loss on equity investments for the three months ended June 30, 2017 was recorded in other comprehensive income.

Interest Income

For each of the three months ended June 30, 2018 and 2017, our interest income was $0.6 million.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and June 30, 2017, together with the changes in those items (in thousands except percentages):

	Six Months Ended June 30,		Dollar Change	% Change
	2018	2017	Increase/(Decrease)
Contract revenue	$1,983	$1,753	$230	13.1%
Operating expenses:
Research and development	28,071	24,378	3,693	15.1%
General and administrative	13,388	12,880	508	3.9%
Total operating expenses	41,459	37,258	4,201	11.3%
Loss from operations	(39,476)	(35,505)	(3,971)	11.2%
Other (expense) income:
Unrealized loss on equity investment	(212)	—	(212)	*
Interest income	1,249	1,071	178	16.6%
Net loss	$(38,439)	$(34,434)	$(4,005)	11.6%

* Not meaningful or not calculable

Contract Revenue

For the six months ended June 30, 2018, total contract revenue increased to $2.0 million compared to $1.8 million for the six months ended June 30, 2017. The increase of $0.2 million, or 13.1%, is related to an increase in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the six months ended June 30, 2018, our research and development expenses increased to $28.1 million compared to $24.4 million for the six months ended June 30, 2017. The increase of $3.7 million, or 15.1%, is primarily related to the following:

•	an increase in oral BCV expenses of $2.8 million, which is comprised primarily of a $2.0 million increase in clinical trial expenses and a $0.8 million increase in drug manufacturing costs;

•	an increase of $0.4 million related to the smallpox program; and

•	an increase of $1.5 million in legal and consulting fees; offset by

•	a decrease of approximately $0.7 million related to our development of CMX521; and

•	a decrease of $0.8 million in compensation expense.

General and Administrative Expenses

For the six months ended June 30, 2018, our general and administrative expenses increased to $13.4 million compared to $12.9 million for the six months ended June 30, 2017. The increase of $0.5 million, or 3.9%, is primarily related to the following:

•	an increase of $0.9 million in commercial readiness efforts related to oral BCV, IV BCV, and CMX521; offset by

•	a decrease of $0.5 million related to compensation expense.

Interest Income

For the six months ended June 30, 2018, our interest income increased to $1.2 million compared to $1.1 million for the six months ended June 30, 2017. The increase is attributable to interest earned on our cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had capital available to fund operations of approximately $195.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of June 30, 2018, we had an accumulated deficit of $525.2 million. We anticipate that we will continue to incur losses for at least the next several years.

On November 8, 2017, we entered into an at-the-market (ATM) sales agreement with Cowen and Company, LLC to sell up to $75 million of our common stock under a shelf registration statement filed in November 2017. In July 2018, we began selling shares of common stock through this ATM sales agreement. As of August 2, 2018, we had sold an aggregate of 174 thousand shares of common stock at a weighted average price per share of $4.72 for net offering proceeds of $0.8 million.

We believe that our existing cash, cash equivalents, short-term investments, and long-term investments will enable us to fund our current operating expenses and capital requirements for at least the next 12 months; however, we anticipate that we will need additional capital in the future to fund our operations, which we may obtain through one or more of equity offerings (including sales under the ATM sales agreement), debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash sources and uses:
Net cash used in operating activities	$(32,550)	$(26,625)
Net cash provided by (used in) investing activities	41,256	(1,444)
Net cash provided by financing activities	193	497
Net increase (decrease) in cash and cash equivalents	$8,899	$(27,572)

Operating Activities

Net cash used in operating activities of $32.6 million for the six months ended June 30, 2018 was primarily the result of our $38.4 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses of $7.4 million for share-based compensation and $0.5 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease of $3.5 million in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable of $1.5 million related to work on the BARDA contract. Net cash used in operating activities of $26.6 million for the six months ended June 30, 2017 was primarily the result of our $34.4 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses of $8.3 million for share-based compensation and $0.6 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease of $2.2 million in accounts payable and accrued liabilities and an increase in prepaid expenses and other assets of $0.3 million primarily related to an increase in prepaid insurance, partially offset by a decrease in accounts receivable of $1.6 million related to work on the BARDA contract.

Investing Activities

Net cash provided by investing activities of $41.3 million for the six months ended June 30, 2018 was primarily the result of the sales and maturities of $65.5 million in short-term investments partially offset by the purchase of $18.1 million in short-term investments and $6.0 million in long-term investments. Net cash used in investing activities of $1.4 million for the six months ended June 30, 2017 was primarily the result of the purchase of $121.9 million in long-term investments partially offset by the maturities of $120.5 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $0.2 million for the six months ended June 30, 2018 was the result of $0.5 million in proceeds from the exercise of stock options and stock purchases through our ESPP offset by $0.3 million of payments of deferred offering costs. Net cash provided by financing activities of $0.5 million for the six months ended June 30, 2017 was the result of proceeds from the exercise of stock options and stock purchases through our ESPP.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and six months ended June 30, 2018 or June 30, 2017.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2018, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $38.4 million and $34.4 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $525.2 million.

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

Furthermore, our development of BCV as a potential countermeasure for smallpox continues in collaboration with BARDA. On August 4, 2017, we received correspondence from the FDA that indicated that we would need to conduct a second rabbitpox efficacy study of brincidofovir. We are working with the FDA and BARDA on the design and conduct of this adjunct study as well as a study in our second animal model, ectromelia virus in the mouse model.

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

If we fail to obtain additional financing, we could be forced to delay, reduce or eliminate our product development programs, seek corporate partners for the development of our product development programs or relinquish or license on unfavorable terms, our rights to technologies or product candidates.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements for at least the next twelve months. Having finalized our 2018 plans for both oral and IV brincidofovir, as well as for CMX521 for norovirus, we currently expect research and development expenses to increase for the full year 2018 as compared to the full year 2017. In addition, we presently continue to provide brincidofovir for the treatment of AdV infection through our expanded access trial (Study 351) in the US and through the Named Patient Program in the EU. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA or foreign regulatory authorities requires us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than brincidofovir. In any event, we will require additional capital to commercialize our lead product candidate, brincidofovir, which we may obtain through one or more of equity offerings (including sales under our at-the-market sales agreement with Cowen and Company, LLC), debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

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

Our AdVise study of brincidofovir for the treatment of AdV infection in allogeneic HCT recipients and other immunocompromised individuals is complete and did not demonstrate a survival benefit when results were compared to data from Study 305, our historical matched control study.

The AdAPT study is currently being enrolled in pediatric allogeneic HCT recipients with AdV infection to compare the AdV viral burden (AdV AAUC0-16) in subjects randomized to oral brincidofovir to those who are treated with the local standard-of-care.

On August 4, 2017, we received correspondence from the FDA that indicated that we would need to conduct a second rabbitpox efficacy study of brincidofovir. We have reached agreement with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study. Through our continuing development contract with BARDA, we have completed final confirmatory studies prior to conducting the pivotal efficacy study in the mouse model (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox.

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

A numerical difference in mortality was observed in SUPPRESS and no survival benefit was observed when results from our AdVise study were compared to data from Study 305, our historical matched control study.

The AdAPT study is currently being enrolled in pediatric allogeneic HCT recipients with AdV infection to compare the AdV viral burden (AdV AAUC0-16) in subjects randomized to oral brincidofovir to those who are treated with the local standard-of-care.

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

On August 4, 2017, we received correspondence from the FDA that indicated that we would need to conduct a second rabbitpox study of brincidofovir for the treatment of smallpox. We have reached agreement with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study. Through our continuing development contract with BARDA, we have completed final confirmatory studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox.

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

On August 4, 2017, we received correspondence from the FDA that indicated that we would need to conduct a second rabbitpox study of brincidofovir for the treatment of smallpox. We have reached agreement with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study. Through our continuing development contract with BARDA, we have completed final confirmatory studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox. It is our intention to continue development of brincidofovir for the treatment of smallpox through assessment of efficacy in animal models of orthopox virus infections.

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

A numerical difference in mortality was observed in SUPPRESS and no survival benefit was observed when results from our AdVise study were compared to data from Study 305, our historical matched control study.

The AdAPT study is currently being enrolled in pediatric allogeneic HCT recipients with AdV infection to compare the AdV viral burden (AdV AAUC0-16) in subjects randomized to oral brincidofovir to those who are treated with the local standard-of-care.

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, clearinghouses and certain healthcare providers, as well as their business associates;

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

•
the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies to report to the U.S. Department of Health and Human Services information related to payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payers, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require the registration of pharmaceutical sales representatives; and state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.

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

More recently, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. However, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. Moreover, in July 2018, CMS announced that it has suspended further collection and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program pending the outcome of federal district court litigation and the method CMS uses to determine this risk adjustment. Congress also could consider additional legislation to repeal or repeal and replace other elements of the ACA.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, at the federal level there have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Further, the current administration released a "Blueprint" to lower drug prices and reduce out-of-pocket costs of drugs. This "Blueprint" contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing other measures under its existing authority. Although a number of these potential proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Based on market research, competing products that are currently used to prevent or treat AdV and/or CMV include and are not limited to:

•	Vistide® (cidofovir for injection), marketed by Gilead Sciences, Inc. and generic manufacturers;

•	oral and intravenous ganciclovir, a drug that is sold by generic manufacturers;

•	Valcyte® (valganciclovir), a prodrug of ganciclovir that is marketed by Genentech, Inc. and generic manufacturers;

•	foscarnet sodium for injection available through generic manufacturers;

•	acyclovir, a drug that is sold by generic manufacturers;

•	Prevymis® (letermovir), an anti-CMV drug marketed by Merck & Co., Inc.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future revenues to support the development of brincidofovir for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.*

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current development contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second and third option segments of the contract which are scheduled to end in September 2018 and March 2019, respectively. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segments are completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

On August 4, 2017, we received correspondence from the FDA that indicated that we would need to conduct a second rabbitpox study of brincidofovir for the treatment of smallpox. We have reached agreement with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study. Through our continuing development contract with BARDA, we have completed final confirmatory studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that occurred in December 2015, a large percentage of the options held by our employees are underwater. As of June 30, 2018, approximately 72% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

•	difficulties in staffing and managing foreign operations;

•	risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;

•	complexities associated with managing government payer systems, multiple payer-reimbursement regimes or patient self-pay systems;

•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	general political and economic conditions in the countries we operate in, including terrorism and political unrest, curtailment of trade and other business restrictions;

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of June 30, 2018, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 45% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, would be your sole source of gain.*

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock would be your sole source of gain on an investment in our common stock for the foreseeable future.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

10.1*(3)	Fifth Amendment, dated April 24, 2018, to the License Agreement by and between the Registrant and The Regents of the University of California dated May 13, 2002, as amended.

10.2**
Contract modification No. 51, dated May 31, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.3**
Contract modification No. 52, dated July 11, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.4	Non-Employee Director Compensation Policy of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

(3)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867), filed with the SEC on May 7, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

August 8, 2018	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, MD, MPH
President and Chief Executive Officer

August 8, 2018	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary