Form 10-Q
period 2018-09-30
CHIMERIX INC
filed 2018-11-08
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of October 31, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 50,724,102.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$22,991	$18,548
Short-term investments, available-for-sale	160,367	132,972
Accounts receivable	332	1,682
Prepaid expenses and other current assets	3,028	3,331
Total current assets	186,718	156,533
Long-term investments	10,564	76,731
Property and equipment, net of accumulated depreciation	1,363	1,894
Other long-term assets	51	72
Total assets	$198,696	$235,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,609	$3,812
Accrued liabilities	7,776	9,384
Total current liabilities	9,385	13,196
Lease-related obligations	167	224
Total liabilities	9,552	13,420

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2018 and December 31, 2017; 50,627,237 and 47,505,532 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	51	47
Additional paid-in capital	731,060	709,514
Accumulated other comprehensive loss, net	(661)	(963)
Accumulated deficit	(541,306)	(486,788)
Total stockholders’ equity	189,144	221,810
Total liabilities and stockholders’ equity	$198,696	$235,230

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contract revenue	$369	$897	$2,352	$2,650
Operating expenses:
Research and development	11,892	12,157	39,963	36,535
General and administrative	5,187	6,650	18,575	19,530
Total operating expenses	17,079	18,807	58,538	56,065
Loss from operations	(16,710)	(17,910)	(56,186)	(53,415)
Other (expense) income:
Unrealized loss on equity investment	(99)	—	(311)	—
Interest income	730	598	1,979	1,669
Net loss	(16,079)	(17,312)	(54,518)	(51,746)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	180	(6)	302	(1,041)
Comprehensive loss	$(15,899)	$(17,318)	$(54,216)	$(52,787)
Per share information:
Net loss, basic and diluted	$(0.33)	$(0.37)	$(1.14)	$(1.10)
Weighted-average shares outstanding, basic and diluted	48,172,354	47,065,756	47,875,895	46,836,099

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(54,518)	$(51,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	691	828
Amortization of premium/discount on investments	(447)	49
Share-based compensation	10,608	12,478
Unrealized loss on equity investment	311	—
Amortization of lease-related obligations	(44)	(298)
Changes in operating assets and liabilities:
Accounts receivable	1,350	1,328
Prepaid expenses and other assets	202	268
Accounts payable and accrued liabilities	(3,578)	(909)
Net cash used in operating activities	(45,425)	(38,002)

Cash flows from investing activities:
Purchases of property and equipment	(160)	(30)
Purchases of short-term investments	(59,259)	—
Purchases of long-term investments	(6,031)	(144,536)
Proceeds from sales of short-term investments	26,000	4,000
Proceeds from maturities of short-term investments	78,500	144,445
Net cash provided by investing activities	39,050	3,879

Cash flows from financing activities:
Proceeds from exercise of stock options	115	121
Proceeds from employee stock purchase plan	606	712
Payments of deferred offering costs	(363)	—
Proceeds from issuance of common stock, net of commissions	10,460	—
Net cash provided by financing activities	10,818	833
Net increase (decrease) in cash and cash equivalents	4,443	(33,290)
Cash and cash equivalents:
Beginning of period	18,548	51,463
End of period	$22,991	$18,173

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company committed to discovering, developing and commercializing medicines that improve outcomes for immunocompromised patients. The Company was founded in 2000 based on the promise of its proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. The Company's lead compound, brincidofovir, is in development as an oral and intravenous (IV) formulation for the prevention and treatment of DNA viruses, including smallpox, adenoviruses, and the human herpesviruses. The Company is developing CMX521, the first clinical-stage direct-acting antiviral specifically for the treatment and prevention of norovirus. In addition, the Company has an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At September 30, 2018 and December 31, 2017, the Company had cash equivalents including money market accounts and short-term investments and long-term investments including U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At September 30, 2018 and December 31, 2017, the Company had short-term investments including stock of a U.S. corporation. The Company's investment in ContraVir Pharmaceuticals (ContraVir) common stock was categorized as a Level 1 asset and value based on ContraVir's common stock value at September 30, 2018 and December 31, 2017. For the three and nine months ended September 30, 2018, the Company recorded $0.1 million and $0.3 million, respectively, of unrealized loss related to the Company's investment in ContraVir common stock to unrealized loss on equity investment in the Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2017, the Company recorded $0.1 million and $0.7 million, respectively, of unrealized loss related to the Company's investment in ContraVir common stock to unrealized gain (loss) on investments, net in the Consolidated Statements of Operations and Comprehensive Loss.

At September 30, 2018 and December 31, 2017, the Company had cash equivalents including commercial paper, and at September 30, 2018, the Company had short-term investments including corporate bonds and commercial paper. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	September 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$10,231	$10,231	$—	$—
Commercial paper	1,996	—	1,996	—
Total cash equivalents	12,227	10,231	1,996	—
Short-term investments
Corporate bonds	11,447	—	11,447	—
Commercial paper	38,004	—	38,004	—
U.S. treasury securities	110,841	110,841	—	—
Common stock of U.S. corporation	75	75	—	—
Total short-term investments	160,367	110,916	49,451	—
Long-term investments
U.S. treasury securities	10,564	10,564	—	—
Total long-term investments	10,564	10,564	—	—
Total	$183,158	$131,711	$51,447	$—

	Fair Value Measurements
	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$10,816	$10,816	$—	$—
Commercial paper	3,995	—	3,995	—
Total cash equivalents	14,811	10,816	3,995	—
Short-term investments
U.S. treasury securities	132,586	132,586	—	—
Common stock of U.S. corporation	386	386	—	—
Total short-term investments	132,972	132,972	—	—
Long-term investments
U.S. treasury securities	76,731	76,731	—	—
Total long-term investments	76,731	76,731	—	—
Total	$224,514	$220,519	$3,995	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued research and development expenses	$5,161	$3,384
Accrued compensation	1,764	3,678
Other accrued liabilities	851	1,322
Accrued indemnification claim	—	1,000
Total accrued liabilities	$7,776	$9,384

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. Currently, option segments 1 through 3 have been exercised. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and 4 option segments) within this agreement, each of which has a single performance obligation. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. The progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred. The base segment and first option segment were completed prior to adoption of ASC 606. The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $21.6 million and $14.1 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on March 30, 2019.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2018, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and nine months ended September 30, 2018 and 2017.

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

Impact of Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASU provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The FASB has issued several updates to the standard which (1) deferred the original effective date to annual periods and interim periods within those annual periods beginning after December 15, 2017, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); (2) clarify the application of the principal versus agent guidance (ASU 2016-08); and (3) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). The Company adopted ASU No. 2014-09 as of January 1, 2018 using the full retrospective approach and determined that there was no impact on its consolidated financial statements. In preparation for adoption of the standard, the Company implemented internal controls to enable the preparation of financial information, including the assessment of the impact of the standard.

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

Note 2. Investments

The following tables summarize the Company's short-term and long-term debt investments (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$11,456	$—	$(9)	$11,447
U.S. treasury securities	122,033	—	(628)	121,405
Commercial paper	38,028	—	(24)	38,004
Total investments	$171,517	$—	$(661)	$170,856

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$210,280	$—	$(963)	$209,317
Total investments	$210,280	$—	$(963)	$209,317

The following tables summarize the Company's debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	September 30, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$11,447	$(9)	$—	$—	$11,447	$(9)
Commercial paper	38,004	(24)	—	—	38,004	(24)
U.S. treasury securities	30,049	(176)	91,356	(452)	121,405	(628)
Total	$79,500	$(209)	$91,356	$(452)	$170,856	$(661)
Number of securities with unrealized losses		27		21		48

	December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$170,390	$(871)	$38,927	$(92)	$209,317	$(963)
Total	$170,390	$(871)	$38,927	$(92)	$209,317	$(963)
Number of securities with unrealized losses		39		7		46

The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At September 30, 2018, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale debt securities in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three and nine months ended September 30, 2018 and 2017. Unrealized gains and losses on debt investments are recorded to unrealized gain (loss) on investments, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at September 30, 2018 (in thousands):

Maturing in one year or less	$160,292
Maturing after one year through two years	10,564
Total debt investments	170,856
Common stock of U.S. corporation	75
Total investments	$170,931

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA, the sole source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement had been made as of September 30, 2018 and December 31, 2017.

Note 4. Equity Transactions and Share-based Compensation

Warrants

During the three and nine months ended September 30, 2018, there were no exercises of warrants for the purchase of shares of the Company's common stock. All outstanding warrants expired in February 2018. As of September 30, 2018 no warrants were outstanding.

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2018, the common stock reserved for issuance under the 2013 Plan was automatically increased by 1.9 million shares. As of September 30, 2018, there was a total of 1.5 million shares reserved for future issuance under the 2013 Plan. The Company issued no shares of common stock pursuant to the exercise of stock options during the three months ended September 30, 2018. The Company issue approximately 29,000 shares of common stock pursuant to the exercise of stock options during the nine months ended September 30, 2018.

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

The Company has reserved a total of 2.6 million shares of common stock to be purchased under the ESPP, of which 2.1 million shares remained available for purchase as of September 30, 2018. The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued 77,000 and 164,000 shares of common stock pursuant to the ESPP during the three and nine months ended September 30, 2018, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued no shares of common stock pursuant to the vesting of RSUs during the three months ended September 30, 2018. The Company issued 233,000 shares of common stock pursuant to the vesting of RSUs during the nine months ended September 30, 2018.

In January 2017, the Company also granted performance-based RSUs which, when vested, represent the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for performance-based RSUs is based upon the market price of the Company’s common stock on the date of the grant. For the portion of the performance-based RSUs of which the achievement of the performance condition is considered probable, the Company recognizes stock-based compensation expense on the related estimated fair value of such RSUs ratably for each vesting tranche from the service inception date to the end of the requisite service period. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, the Company begins recognizing the related stock-based compensation expense ratably when the event occurs or when the Company can determine that achievement of the performance condition is probable. In those cases, the Company recognizes the change in estimate at the time it determines the performance condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if the Company had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost through the end of the requisite service period. The Company issued no shares of common stock pursuant to the vesting of performance-based RSUs during the three and nine months ended September 30, 2018.

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expense	$1,370	$1,853	$4,226	$5,468
General and administrative expense	1,811	2,365	6,382	7,010
Total share-based compensation expense	$3,181	$4,218	$10,608	$12,478

At-The-Market Equity Offering

On November 8, 2017, the Company entered into an at-the-market (ATM) sales agreement with Cowen and Company, LLC to sell up to $75 million of the Company’s common stock under a shelf registration statement filed in November 2017. In July 2018, the Company began selling shares of common stock through this ATM sales agreement. During the three and nine months ended September 30, 2018, the Company sold 2.7 million shares of common stock at a weighted average price per share of $4.00 for net offering proceeds of $10.5 million. As of November 2, 2018, the Company had sold an aggregate of 2.8 million shares of common stock at a weighted average price per share of $4.00 for net offering proceeds of $10.9 million.

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2018 as the Company incurred losses for the nine month period ended September 30, 2018 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2018. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At September 30, 2018, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

At September 30, 2018, the Company’s accounting for the 2017 Tax Cuts and Jobs Act is incomplete; however, it expects to complete the accounting by December 31, 2018. As discussed in our 2017 Annual Report on Form 10-K, the Company recorded provisional adjustments related to deferred taxes for stock compensation and the deferred rate change. The Company is continuing to evaluate the impact of the recently enacted tax law on its business and consolidated financial statements. For the third quarter of 2018, the Company has not made any measurement-period adjustments related to these provisional items. Updates to the Company’s calculations may result in changes to the provisional adjustments recorded at December 31, 2017.

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

The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $21.6 million and $14.1 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on March 30, 2019. For the three months ended September 30, 2018 and 2017, the Company recognized revenue under this contract of $0.4 million and $0.9 million, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recognized revenue under this contract of $2.4 million and $2.7 million, respectively.

ContraVir Pharmaceuticals

On December 17, 2014, the Company entered into a license agreement with ContraVir (NASDAQ:CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

In exchange for the license to CMX157 rights, the Company received ContraVir Series B Convertible Preferred Stock which the Company converted into shares of ContraVir common stock in 2016. As of September 30, 2018 and December 31, 2017, the fair value of the investment was recorded as a short-term investment of $0.1 million and $0.4 million, respectively.

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

Note 7. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2018, and events which occurred subsequently but were not recognized in the financial statements.

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

OVERVIEW

Chimerix, Inc. is a biopharmaceutical company committed to discovering, developing and commercializing medicines that improve outcomes for immunocompromised patients. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. Our lead compound, brincidofovir (BCV), is in development as an oral and intravenous (IV) formulation for the prevention and treatment of DNA viruses, including smallpox, adenoviruses, and the human herpesviruses. We are developing CMX521, the first clinical-stage direct-acting antiviral specifically for the treatment and prevention of norovirus. In addition, we have an active discovery program focusing on viral targets for which limited or no therapies are currently available.

Recent Developments

AdAPT Study of Oral Brincidofovir

The AdAPT study (Adenovirus after Allogeneic Pediatric Transplantation) is open for enrollment at sites in the United States, the United Kingdom, and in continental Europe. All targeted countries and clinical sites are anticipated to be open for enrollment by the end of 2018. This study is targeting enrollment of 141 pediatric and young adult allogeneic hematopoietic cell transplant (HCT) recipients with confirmed adenovirus (AdV) infection. In the study, subjects are randomized 2:1 to receive short-course oral BCV or local standard-of-care (SOC) treatment.

The primary endpoint of the study is a comparison of AdV viral burden, as measured by the time-Averaged Area Under the Curve for AdV viremia over 16 weeks (AdV AAUC0-16) in subjects treated with short-course oral BCV versus those who receive local SOC. The study is 90% powered to show the superiority of reduced AdV viral burden (i.e., lower AdV AAUC0-16) in BCV-treated patients compared to local SOC. The study will also evaluate the correlation of AdV AAUC0-16 with clinical outcomes, including survival. A strong correlation between AdV viral burden and mortality was described in data collected from the AdVance study. In the AdVance study, patients with the highest AdV AAUC0-16 had the highest observed mortality. In addition, across the pediatric patients with AdV viremia, each 1.0 log10 increase in AdV AAUC0-16 was associated with a two-fold increase in mortality. We anticipate that enrollment in the AdAPT study will be completed in 2019 and obtaining results from the 16‑week primary endpoint in 2020; however, this forecast will likely be updated once we have several months of enrollment rate data from a majority of planned clinical centers.

On October 19, 2018, the European Medicines Agency (EMA) issued a positive opinion to the Company for our adenovirus Pediatric Investigation Plan (PIP).  An approved PIP, or a waiver thereof, is required by the EMA prior to marketing authorization application (MAA) submission.

Oral Treatment for Smallpox

We are collaborating with the Biomedical Advanced Research and Development Authority (BARDA) for the development of BCV as a potential medical countermeasure for smallpox. Efficacy is to be demonstrated via two animal models under the FDA’s Animal Rule. We reached agreement with the U.S. Food and Drug Administration (FDA) and BARDA on the design and conduct of an adjunct pivotal rabbitpox study and it was recently initiated. We are working with the FDA and BARDA on the design and conduct of a pivotal mouse study and we expect to initiate that study early next year. Following successful completion of the animal efficacy studies, we plan to meet with the FDA to discuss any additional required data for a regulatory decision. Data from both animal efficacy studies are expected in 2019. We anticipate submitting marketing applications in 2020.

On October 19, 2018, the EMA issued a positive opinion to the Company for our smallpox PIP. An approved PIP, or a waiver thereof, is required by the EMA prior to MAA submission.

IV Brincidofovir Progresses to Phase 2 Studies

We are continuing to open sites in the United States and Europe for enrollment in our IV BCV Phase 2 studies in adult allogeneic HCT recipients with AdV. We anticipate interim data to be available during 2019. These studies may also provide data on other viral infections such as cytomegalovirus (CMV) and/or BK virus (BKV) in patients with multi-viral infections. The studies will evaluate pharmacokinetics (PK) and tolerability of multiple doses of IV BCV in adult allogeneic HCT recipients. We will also evaluate the relationship between BCV dose and observed change-from-baseline in AdV. Data from these studies are expected to inform the design of future Phase 2/3 studies.

Following availability of data from adult patients in the studies described above, we will evaluate the potential for IV BCV to treat other DNA viral infections, such as BKV, CMV, or other herpesviruses such as HHV-6. In addition, the higher drug concentrations in the central nervous system (CNS) achieved with IV BCV in animal studies could support the study of IV BCV in viral CNS infections such as herpes encephalitis and JC virus infection.

In October 2018, we presented data from our Phase 1 study evaluating the safety and PK of multiple ascending doses (MAD) of IV BCV in healthy subjects. The Phase 1 study evaluated the safety and PK of IV BCV in 27 healthy individuals who were randomized 3:1 to receive IV BCV or placebo in sequential MAD cohorts. Individuals receiving IV BCV were given a 10 mg dose in a two-hour infusion twice a week for two weeks or a 20 mg dose in either a one- or two-hour infusion once a week for four weeks. Twice weekly doses of IV BCV at 10 mg provided similar blood levels of the drug as the oral BCV 100 mg dose previously studied in late-stage clinical trials, with no reported diarrhea or other gastrointestinal adverse events.

CMX521 for Norovirus

CMX521, a nucleoside analog identified from our proprietary chemical library, is the first clinical-stage direct-acting antiviral specifically for the treatment and/or prevention of norovirus. One recent study estimates that norovirus outbreaks account for approximately $60 billion in lost productivity/economic impact and no antivirals or vaccines are currently available. Chronic norovirus infection is increasingly being diagnosed in immunocompromised patients. Approximately 15-20 percent of HCT and solid organ transplant (SOT) recipients are diagnosed with norovirus within the first 1-2 years after transplant, a diagnosis that has been associated with chronic diarrhea, electrolyte disturbances, and graft rejection.

In September 2018, we presented data on CMX521 at the European Society for Clinical Virology in Athens, Greece. The data presented included:

•	CMX521 plasma exposures increased in a less-than-proportional manner with escalating single oral dose administration;

•	Single oral doses of CMX521 up to 2400 mg were generally well-tolerated; and

•	No safety concerns were identified.

Clinical testing of CMX521 is ongoing in conjunction with in vitro studies in cultured human intestinal cells and recently described animal models of norovirus to assess antiviral efficacy.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from a government grant and contract and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at our discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $21.6 million and $14.1 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on March 30, 2019. As of September 30, 2018, we had recognized revenue in aggregate of $58.5 million with respect to the base performance segment and the first three extension periods. Under the BARDA contract, we recognized revenue of $0.4 million and $0.9 million during the three months ended September 30, 2018 and 2017, respectively, and we recognized revenue of $2.4 million and $2.7 million during the nine months ended September 30, 2018 and 2017, respectively.

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

From our inception through September 30, 2018, we have incurred approximately $444.8 million in research and development expenses, which predominately relates to our development of BCV. These costs were largely related to the conduct of our clinical trials of BCV.

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

The table below summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Direct research and development expenses	$6,290	$5,733	$21,718	$17,745
Research and development personnel costs - excluding stock-based compensation	3,197	3,552	9,971	10,265
Research and development personnel costs - stock-based compensation	1,370	1,853	4,226	5,468
Indirect research and development expenses	1,035	1,019	4,048	3,057
Total research and development expenses	$11,892	$12,157	$39,963	$36,535

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

Oral Brincidofovir

The majority of our research and development resources have been focused on our Phase 3 trial of BCV for prevention of CMV in HCT recipients (SUPPRESS), our trial of BCV as a treatment for AdV (AdVise), our recently initiated AdAPT study in pediatric and young adult HCT recipients and our other clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of BCV for approval in the United States and equivalent health authority approval outside the United States.

In addition, pursuant to our contract with BARDA, we are continuing development of BCV for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopox virus animal models, the demonstration of efficacy and PK of BCV in the animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and BCV 100 mg tablets. During the first option segment of the contract, we performed additional confirmatory PK studies of BCV in animals. In September 2014, we initiated performance under the second option segment of the contract with BARDA with a scope of work comprising two pivotal animal efficacy studies of BCV. In September 2015, we initiated performance under the third option segment which focuses on BCV chemistry, manufacturing and controls at large scale and a second adjunct animal study.

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

Unrealized Loss on Equity Investment

Unrealized loss on equity investment consists of the decrease in fair value of our investment in ContraVir Pharmaceuticals (ContraVir) common stock for the three and nine months ended September 30, 2018.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, short-term investments and long-term investments.

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The total consolidated share-based compensation expense of $3.2 million and $4.2 million was recognized in the three months ended September 30, 2018 and 2017, respectively, and $10.6 million and $12.5 million was recognized in the nine months ended September 30, 2018 and 2017, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and our employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018. There have been no material changes during the nine months ended September 30, 2018 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and September 30, 2017, together with the changes in those items (in thousands, except percentages):

	Three Months Ended September 30,		Dollar Change	% Change
	2018	2017	Increase/(Decrease)
Contract revenue	$369	$897	$(528)	(58.9)%
Operating expenses:
Research and development	11,892	12,157	(265)	(2.2)%
General and administrative	5,187	6,650	(1,463)	(22.0)%
Total operating expenses	17,079	18,807	(1,728)	(9.2)%
Loss from operations	(16,710)	(17,910)	1,200	(6.7)%
Other (expense) income:
Unrealized loss on equity investment	(99)	—	(99)	*
Interest income	730	598	132	22.1%
Net loss	$(16,079)	$(17,312)	$1,233	(7.1)%

* Not meaningful or not calculable

Contract Revenue

For the three months ended September 30, 2018, total contract revenue decreased to $0.4 million compared to $0.9 million for the three months ended September 30, 2017. This change is related to a decrease in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the three months ended September 30, 2018, our research and development expenses decreased to $11.9 million compared to $12.2 million for the three months ended September 30, 2017. The decrease of $0.3 million, or 2.2%, is primarily related to the following:

•	an increase of $0.4 million in preclinical and chemistry development on the IV formulation of BCV; and

•
an increase of $0.2 million related to the oral BCV program, which is mainly comprised of an increase of $0.8 million related to clinical trial studies and a decrease of $0.6 million related to drug manufacturing costs; offset by

•	a decrease of $0.6 million in compensation expense; and

•	a decrease of $0.1 million in expenses related to the smallpox program.

General and Administrative Expenses

For the three months ended September 30, 2018, our general and administrative expenses decreased to $5.2 million compared to $6.7 million for the three months ended September 30, 2017. The decrease of $1.5 million, or 22.0%, is primarily related to the following:

•	a decrease of $1.0 million in compensation expense;

•	a decrease of $0.3 million in legal and professional fees; and

•	a decrease of $0.1 million in commercial and other operating expenses.

Unrealized Loss on Equity Investment

For the three months ended September 30, 2018, unrealized loss on equity investment was $0.1 million related to the decline in fair value of our investment in ContraVir common stock. Unrealized loss on equity investments for the three months ended September 30, 2017 was recorded in other comprehensive income.

Interest Income

For the three months ended September 30, 2018, our interest income increased to $0.7 million compared to the $0.6 million for the three months ended September 30, 2017. This increase is attributable to increased interest earned on our cash and investments.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and September 30, 2017, together with the changes in those items (in thousands except percentages):

	Nine Months Ended September 30,		Dollar Change	% Change
	2018	2017	Increase/(Decrease)
Contract revenue	$2,352	$2,650	$(298)	(11.2)%
Operating expenses:
Research and development	39,963	36,535	3,428	9.4%
General and administrative	18,575	19,530	(955)	(4.9)%
Total operating expenses	58,538	56,065	2,473	4.4%
Loss from operations	(56,186)	(53,415)	(2,771)	5.2%
Other (expense) income:
Unrealized loss on equity investment	(311)	—	(311)	*
Interest income	1,979	1,669	310	18.6%
Net loss	$(54,518)	$(51,746)	$(2,772)	5.4%

* Not meaningful or not calculable

Contract Revenue

For the nine months ended September 30, 2018, total contract revenue decreased to $2.4 million compared to $2.7 million for the nine months ended September 30, 2017. The decrease of $0.3 million, or 11.2%, is related to a decrease in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the nine months ended September 30, 2018, our research and development expenses increased to $40.0 million compared to $36.5 million for the nine months ended September 30, 2017. The increase of $3.4 million, or 9.4%, is primarily related to the following:

•	an increase in oral BCV expenses of $3.0 million, which is comprised primarily of a $2.8 million increase in clinical trial expenses and a $0.2 million increase in drug manufacturing costs;

•	an increase of $1.3 million in legal and consulting fees;

•	an increase of $0.4 million in supporting clinical development expenses; and

•	an increase of $0.3 million in expenses related to the smallpox program; offset by

•	a decrease of $1.4 million in compensation expense; and

•	a decrease of $0.4 million in expenses related to our development of CMX521 and other early stage compounds.

General and Administrative Expenses

For the nine months ended September 30, 2018, our general and administrative expenses decreased to $18.6 million compared to $19.5 million for the nine months ended September 30, 2017. The decrease of $1.0 million, or 4.9%, is primarily related to the following:

•	an increase of $0.8 million in expenses related to commercial readiness efforts related to oral BCV, IV BCV, and CMX521; offset by

•	a decrease of $1.4 million related to compensation expense; and

•	a decrease of $0.3 million related to legal, consulting fees and general operating expenses.

Interest Income

For the nine months ended September 30, 2018, our interest income increased to $2.0 million compared to $1.7 million for the nine months ended September 30, 2017. This increase is attributable to increased interest earned on our cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had capital available to fund operations of approximately $193.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of September 30, 2018, we had an accumulated deficit of $541.3 million. We anticipate that we will continue to incur losses for at least the next several years.

On November 8, 2017, we entered into an at-the-market (ATM) sales agreement with Cowen and Company, LLC to sell up to $75 million of our common stock under a shelf registration statement filed in November 2017. In July 2018, we began selling shares of common stock through this ATM sales agreement. As of November 2, 2018, we had sold an aggregate of 2.8 million shares of common stock at a weighted average price per share of $4.00 for net offering proceeds of $10.9 million.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash sources and uses:
Net cash used in operating activities	$(45,425)	$(38,002)
Net cash provided by investing activities	39,050	3,879
Net cash provided by financing activities	10,818	833
Net increase (decrease) in cash and cash equivalents	$4,443	$(33,290)

Operating Activities

Net cash used in operating activities of $45.4 million for the nine months ended September 30, 2018 was primarily the result of our $54.5 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses of $10.6 million for share-based compensation and $0.7 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease of $3.6 million in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable of $1.4 million related to work on the BARDA contract. Net cash used in operating activities of $38.0 million for the nine months ended September 30, 2017 was primarily the result of our $51.7 million net loss, partially offset by the change in operating assets and liabilities and the add-back of non-cash expenses of $12.5 million for share-based compensation and $0.8 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease in accounts receivable of $1.3 million related to work on the BARDA contract and a decrease in prepaid expenses and other assets of $0.3 million, partially offset by a decrease of $0.9 million in accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities of $39.1 million for the nine months ended September 30, 2018 was primarily the result of the sales and maturities of $104.5 million in short-term investments partially offset by the purchase of $59.3 million in short-term investments and $6.0 million in long-term investments. Net cash provided by investing activities of $3.9 million for the nine months ended September 30, 2017 was primarily the result of the purchase of $144.5 million in long-term investments partially offset by the sales and maturities of $148.4 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $10.8 million for the nine months ended September 30, 2018 was the result of $10.5 million in proceeds from issuance of common stock, $0.7 million in proceeds from the exercise of stock options and stock purchases through our ESPP offset by $0.4 million of payments for deferred offering costs. Net cash provided by financing activities of $0.8 million for the nine months ended September 30, 2017 was the result of proceeds from the exercise of stock options and stock purchases through our ESPP.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and nine months ended September 30, 2018 or September 30, 2017.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2018, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $54.5 million and $51.7 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $541.3 million.

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

Furthermore, our development of BCV as a potential countermeasure for smallpox continues in collaboration with BARDA. On August 4, 2017, we received correspondence from the FDA that indicated that we would need to conduct a second rabbitpox efficacy study of brincidofovir. We reached agreement with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study and it was recently initiated. We are working with the FDA and BARDA on the design and conduct of a study in our second animal model, the ectromelia virus in the mouse model.

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

If we fail to obtain additional financing, we could be forced to delay, reduce or eliminate our product development programs, seek corporate partners for the development of our product development programs or relinquish or license on unfavorable terms, our rights to technologies or product candidates.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements for at least the next twelve months. Having finalized our 2018 plans for both oral and IV brincidofovir, as well as for CMX521 for norovirus, we currently expect research and development expenses to increase for the full year 2018 as compared to the full year 2017. In addition, we presently continue to provide brincidofovir for the treatment of AdV infection through our expanded access protocol (Study 351) in the US and through the Named Patient Program in the EU. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA or foreign regulatory authorities requires us to perform studies or trials in addition to those that we currently anticipate. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than brincidofovir. In any event, we will require additional capital to commercialize our lead product candidate, brincidofovir, which we may obtain through one or more of equity offerings (including sales under our at-the-market sales agreement with Cowen and Company, LLC), debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

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

The AdAPT study is currently enrolling pediatric and young adult allogeneic HCT recipients with AdV infection to compare the AdV viral burden (AdV AAUC0-16) in subjects randomized to short-course oral brincidofovir to those who are treated with the local standard-of-care.

On August 4, 2017, we received correspondence from the FDA that indicated that we would need to conduct a second rabbitpox efficacy study of brincidofovir. We reached agreement with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study and it was recently initiated. Through our continuing development contract with BARDA, we have completed confirmatory model characterization studies prior to conducting the pivotal efficacy study in the mouse model (ectromelia virus).

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

•	development of an IV formulation and/or alternate drug formulations;

•	receipt of marketing approvals from the FDA and corresponding regulatory authorities outside the United States;

•	establishing commercial manufacturing capabilities;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payers;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval;

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims; and

•	establishing distribution channels in Europe and U.S.

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

The AdAPT study is currently enrolling pediatric and young adult allogeneic HCT recipients with AdV infection to compare the AdV viral burden (AdV AAUC0-16) in subjects randomized to oral brincidofovir to those who are treated with the local standard-of-care.

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

On August 4, 2017, we received correspondence from the FDA that indicated that we would need to conduct a second rabbitpox study of brincidofovir for the treatment of smallpox. We reached agreement with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study and it was recently initiated. Through our continuing development contract with BARDA, we have completed confirmatory model characterization studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox.

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

On August 4, 2017, we received correspondence from the FDA that indicated that we would need to conduct a second rabbitpox study of brincidofovir for the treatment of smallpox. We reached agreement with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study and it was recently initiated. Through our continuing development contract with BARDA, we have completed confirmatory model characterization studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox. It is our intention to continue development of brincidofovir for the treatment of smallpox through assessment of efficacy in animal models of orthopox virus infections.

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

The AdAPT study is currently enrolling pediatric and young adult allogeneic HCT recipients with AdV infection to compare the AdV viral burden (AdV AAUC0-16) in subjects randomized to oral brincidofovir to those who are treated with the local standard-of-care.

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

•
the federal civil and criminal false claims laws, including the Federal False Claims Act, and the Federal Civil Monetary Penalties Act, including civil whistleblower or qui tam actions, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

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

•
the General Data Protection Regulation (GDPR), which all impose obligations on companies in relation to the handling of personal data of individuals within the EU, along with any related national legislation;

•
mandated physician payments reporting laws and/or requirements throughout global jurisdictions, including EU member states, in which we conduct research and development and/or other business activities;

•	the FDCA which prohibits, among other things, the adulteration or misbranding of drugs and devices;

•
the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies to report to the U.S. Department of Health and Human Services information related to payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payers, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require the registration of pharmaceutical sales representatives; and state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these or any other health regulatory laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and/or divert our management’s attention from the operation of our business. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they also may be subject to criminal, civil or administrative sanctions, including, but not limited to, exclusions from government funded healthcare programs, which could also materially affect our business.

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

More recently, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. However, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. Moreover, in July 2018, CMS published a final rule permitting further collection and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress also could consider additional legislation to repeal or repeal and replace other elements of the ACA.

Although it is too early to determine the full effect of the ACA, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a "Blueprint" to lower drug prices and reduce out-of-pocket costs of drugs. This "Blueprint" contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing other measures under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (Right to Try Act) was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Risks Related to Commercialization of Our Product Candidates

The commercial success of brincidofovir and our other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients, pharmacists and health care payers.*

If any of our product candidates, including brincidofovir, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including brincidofovir, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy in our clinical trials;

•	relative convenience, ease of administration and acceptance by physicians, patients, pharmacists and health care payers;

•	prevalence and severity of any AEs;

•	limitations or warnings contained in the FDA-approved labeling from Regulatory Authorities such as the FDA and EMA for the relevant product candidate;

•	availability, efficacy and safety of alternative treatments;

•	price and cost-effectiveness;

•	effectiveness of our or any future collaborators’ or competitor’s sales and marketing strategies;

•	ability to obtain hospital formulary approval;

•	ability to ensure availability for product through appropriate channels;

•	ability to maintain adequate inventory; and

•	ability to obtain and maintain sufficient third-party coverage and adequate reimbursement, which may vary from country to country.

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

If we obtain approval to commercialize any products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.*

If our product candidates are approved for commercialization, we may enter into agreements with third parties to market those product candidates outside the United States, including brincidofovir. We expect that we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in the EU and other foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory and labor requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	differing payer reimbursement regimes, governmental payers or patient self-pay systems and price controls;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and

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

Furthermore, market acceptance and sales of brincidofovir, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related treatments will be available from third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers decide which drugs they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. We cannot be sure that reimbursement will be available for brincidofovir, or any other product candidates.

Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize brincidofovir, or any other product candidates that we develop.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future products profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future products, following approval. The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including brincidofovir. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of brincidofovir and any other product candidate that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. In addition, there may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations. Therefore, one third-party payer's determination to provide coverage for a product does not assure that other payers will also provide coverage for the product.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future revenues to support the development of brincidofovir for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.*

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current development contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second and third option segments of the contract which are scheduled to end in March 2019. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segments are completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

On August 4, 2017, we received correspondence from the FDA that indicated that we would need to conduct a second rabbitpox study of brincidofovir for the treatment of smallpox. We reached agreement with the FDA and BARDA on the design and conduct of this adjunct rabbitpox study and it was recently initiated. Through our continuing development contract with BARDA, we have completed confirmatory model characterization studies prior to conducting the pivotal efficacy study in the mouse model of smallpox infection (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox.

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

Agreements with government agencies may lead to claims against us under the Federal False Claims Act, and these claims could result in substantial fines and other penalties.*

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our BARDA contract is subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the Federal Civil False Claims Act (False Claims Act). The False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false record or statement material to a false or fraudulent claim paid or approved by the government. Under the False Claims Act’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the U.S. government has increased due in part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The False Claims Act provides for treble damages and up to $22,363 per false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

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

Recent media attention to individual patients' expanded access requests has resulted in the introduction of legislation at the local and national level referred to as "Right to Try" laws, such as the Right to Try Act, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future.

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

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, delays in the development of our product candidates, penalties and a loss of business.*

Our activities, and the activities of our collaborators, partners and third-party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the Foreign Corrupt Practices Act, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal, civil and administrative sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to delay or terminate the development of our product candidates, or we could be required to repay amounts we received from government payers, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that occurred in December 2015, a large percentage of the options held by our employees are underwater. As of September 30, 2018, approximately 96% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

•	difficulties in staffing and managing foreign operations;

•	risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;

•	complexities associated with managing government payer systems, multiple payer-reimbursement regimes or patient self-pay systems and price controls;

•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	general political and economic conditions in the countries we operate in, including terrorism and political unrest, curtailment of trade and other business restrictions;

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

Risks Related To Our Common Stock

The market price of our common stock is likely to be volatile, and you may not be able to resell your shares at or above your purchase price.*

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of September 30, 2018, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 42% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.*

On December 22, 2017, President Trump signed into law the Tax Act which significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.*

Our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the Tax Act, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percent change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our IPO, our most recent private placement and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Furthermore, under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability.

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

Increasing use of social media could give rise to liability, breaches of data security, or reputational damage.*

We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable laws and regulations. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill.

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

10.2
Contract modification No. 53, dated September 6, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.3	Chimerix, Inc. Officer Severance Benefit Plan, as amended.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

(3)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867), filed with the SEC on August 8, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

November 8, 2018	By:	/s/ M. Michelle Berrey
M. Michelle Berrey, MD, MPH
President and Chief Executive Officer

November 8, 2018	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary