Form 10-K
period 2018-12-31
CHIMERIX INC
filed 2019-03-05
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on The Nasdaq Global Market on June 29, 2018 was $124,953,651.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 26, 2019 was 50,903,196.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2018 are incorporated by reference into Part III of this report………………………………………………………
10-K Part III

CHIMERIX, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2018

PART I
Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events that are subject to risks and uncertainties, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

•	the initiation, cost, enrollment, timing, progress and results of our research and development activities, preclinical studies and future clinical trials;

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

Brincidofovir

Brincidofovir is an investigational nucleoside analog that has shown broad-spectrum antiviral activity in vitro against all five families of dsDNA (double-stranded deoxyribonucleic acid) viruses that cause human disease. In over 1,200 patients treated with BCV under a Chimerix protocol to-date, brincidofovir has been associated with a low risk of kidney or bone marrow toxicity. Oral and IV formulations of brincidofovir are currently in development, both of which deliver the active antiviral directly to the site of viral replication.

Potential indications for brincidofovir include prevention of serious viral infections in hematopoietic or stem cell transplant recipients (HCT), such as HHV-6, and treatment of serious AdV infection and disease, treatment of smallpox, and treatment of BK virus (BKV) infection in kidney and stem cell transplant recipients.

Composition of matter coverage for brincidofovir in the U.S. is currently expected to extend to October 2034.

The Company has received three orphan designations from the European Commission in relation to brincidofovir, treatment of AdV infection in immunocompromised patients, prevention of cytomegalovirus (CMV) disease, and treatment of smallpox. Companies that obtain an orphan designation are eligible for a number of incentives in the European Union (EU), including free of charge scientific advice for each orphan designation received. Compounds still meeting the criteria for orphan designation at the time of marketing approval may receive market exclusivity for 10 years from marketing approval, plus an additional two years of market exclusivity for medicines that have complied with the agreed pediatric investigational plan. The Company has also received orphan drug designation from the U.S. Food and Drug Administration (FDA) for brincidofovir treatment of smallpox.

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

i.AdAPT

We initiated the AdAPT study (Adenovirus after Allogeneic Pediatric Transplantation) in December 2017. This study is targeting enrollment of 141 pediatric allogeneic HCT recipients with confirmed AdV infection. Patients are randomized 2:1 to receive short-course oral BCV or local standard-of-care (SOC) treatment at approximately 40 sites in Europe and the United States.

The primary endpoint of the study is a comparison of the average AdV viral burden (as measured by AdV DNA levels in blood) over 16 weeks in subjects treated with short-course oral BCV versus those who receive local SOC. The study is 90% powered to show the superiority of reduced adenoviral burden in brincidofovir-treated patients compared to SOC. The study is also designed to evaluate the correlation of adenoviral burden (and its clearance) with clinical outcomes, including survival. We have faced regulatory and site initiation delays in the implementation of this study. In addition, we have observed lower than anticipated incidence at the centers that have been initiated to date. Based on a thorough re-evaluation of current screening and enrollment rates, we now project that enrollment in AdAPT will be substantially delayed beyond 2019. While some recently initiated sites are historically more active in transplantation, we continue to evaluate strategies to accelerate the time to completion of the study, including opening further AdAPT sites, and possibly re-considering the targeted number of patients for full enrollment. The Company plans to provide an update on AdAPT enrollment in mid-2019.

If successful, AdAPT may form the basis of an application for conditional or full marketing approval of brincidofovir in the EU for the treatment of AdV infection in HCT recipients. A successful trial may also further support potential continued development of oral brincidofovir in the U.S.

AdVance is the largest multicenter observational study conducted to date for AdV infection after allogeneic HCT, with established outcomes associated with the current SOC for treatment of AdV in France, Germany, Italy, Netherlands, Spain, the Czech Republic and the United Kingdom. We believe these data will help support the virologic endpoint from our ongoing AdAPT clinical trial. In February 2019, we submitted a Type C meeting request with the FDA to review the AdVance data and virologic endpoints.

B.	Oral Brincidofovir for Treatment of Smallpox

We are collaborating with the Biomedical Advanced Research and Development Authority (BARDA) for the development of BCV as a potential medical countermeasure for smallpox. Efficacy is to be demonstrated via two animal models under the FDA’s Animal Efficacy Rule. This rule allows for testing of investigational drugs in animal models to support the effectiveness of the drug in diseases in which human clinical studies are not ethical or feasible. In January 2019, we received positive preliminary top-line results of the in-life part of our adjunct pivotal rabbitpox efficacy study that was conducted under the Animal Efficacy Rule. The study was designed to determine the effect of administering BCV to animals at certain times (3, 4, 5 or 6 days) after inoculation with the rabbitpox virus. These preliminary results are subject to further audit, however, based on these preliminary findings the study met its primary endpoint. The topline survival results are as follows:

	BCV treatment 3 days post-infection	BCV treatment 4 days post-infection	BCV treatment 5 days post-infection	BCV treatment 6 days post-infection	No treatment (placebo)
Overall Survival	29/29 (100%)	26/29 (90%)	20/29 (69%)	20/29 (69%)	8/28 (29%)
P-value vs. Group 5	<0.0001	<0.0001	0.0014	0.0014	0

The differences in survival rate observed between each group of animals that received BCV and the animals that did not are statistically significant. Data from this study are in-line with those reported in 2015 from our first pivotal study in the rabbitpox model.

In February 2019, we initiated a pivotal study in the mouse ectromelia model, which constitutes our second animal model as described in the Animal Efficacy Rule. We anticipate data from this study in the second half of 2019 and, contingent upon the results of the animal efficacy studies, we plan to submit marketing applications in 2020.

C.	Oral Brincidofovir Expanded Access Program

We continue to fulfill requests for orally administered brincidofovir via our expanded access programs. In 2018, we granted almost 340 requests for brincidofovir for the treatment of AdV, highlighting the continued unmet need in this area.

II.	IV Formulation of Brincidofovir

Our ability to provide brincidofovir in oral and IV formulations enables development across multiple indications and populations with the potential for best-in-class efficacy and safety. In animal studies and multiple dose administration in healthy subjects, IV BCV has shown the potential for less GI injury compared to oral brincidofovir, even with higher plasma drug concentrations and longer-term dosing.

A.	IV Brincidofovir Multiple Ascending Dose Study in Healthy Subjects

In late 2017, we completed the multiple ascending dose (MAD) study of IV BCV in healthy subjects. This Phase 1 study evaluated the safety, tolerability and pharmacokinetics (PK) of IV BCV 10 mg given twice weekly and IV BCV 20 mg given once weekly in healthy subjects for two to four weeks. IV BCV was well-tolerated at all dose levels, with no dose-limiting clinical adverse events. Importantly, there was no diarrhea reported for IV BCV 10 mg dosed twice weekly, a dose that provides drug levels equivalent to oral BCV 100 mg which demonstrated antiviral activity in previous late-stage clinical studies. Non-clinically-relevant elevations in serum transaminases were noted as seen in previous studies of oral BCV.

B.	Ongoing Phase 2 Studies (210/211)

Following completion of the MAD study of IV brincidofovir in healthy subjects, we have started two Phase 2 open label dose-ranging studies of IV BCV in patients with active AdV.

Studies of IV BCV in AdV virally-infected patients are ongoing. These studies may provide data on other viral infections such as CMV and/or BKV in patients with multi-viral infections. These studies are the first-in-patient studies to demonstrate the safety and tolerability and pharmacokinetic profile of multiple doses of IV BCV in adult HCT recipients. We will also evaluate the relationship between dose and change from baseline in AdV in blood and stool. Similar to AdAPT, we have faced regulatory and site initiation delays in the implementation of these studies. We have also observed lower than anticipated incidence at the study 210/211 centers that have been initiated, which has caused enrollment to occur more slowly than expected. We plan to provide a study update in mid-2019.

Data from these studies will inform the dose and dosing regimen for our potential Multi Viral Protection (MVP)-Peds study and potential studies of IV BCV for other DNA viruses, such as BKV or HHV-6.

The improved drug concentrations in the central nervous system (CNS) achieved with IV brincidofovir in animals could support the study of IV brincidofovir in viral CNS infections such as herpes encephalitis, HHV-6 encephalitis, JC virus infection.

CMX521 for Norovirus

CMX521 is a nucleoside analog identified from our proprietary Chemical Library which targets the norovirus polymerase, a part of the virus that is common to all strains and is required for viral replication. It therefore has the potential to be active against the multiple genetically diverse norovirus strains that circulate each year and cause disease in humans.

We previously presented the safety and tolerability data from a Phase 1 study of CMX521, which supported continued development of the first small molecule in clinical development for prophylaxis or treatment of norovirus. Evaluation of active antiviral concentrations in GI biopsies indicate that improved intracellular delivery is needed prior to conducting efficacy studies. The norovirus research and development program has been paused indefinitely.

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

Chimerix Chemical Library

The Chimerix Chemical Library contains over 10,000 heterocyclic ring systems and nucleosides, the majority of which were originally synthesized in the laboratory of Dr. Leroy Townsend at the University of Michigan. This library includes approximately 3,500 nucleoside analog compounds, most of which are candidates for lipid conjugation. We have an active discovery program focusing on viral diseases in which there is significant unmet medical need. We periodically screen the library for activity against viral targets for which limited or no therapies are currently available.

Evaluation of External Opportunities to Strengthen our Pipeline

We are looking at business development opportunities as a means to complement our existing pipeline with technologies that will take advantage of our strengths. We are actively seeking opportunities to grow our business through the acquisition of, or investment in, other companies, through strategic relationships, or through in-licensing of complementary compounds and products.

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

In September 2016, we converted our shares of ContraVir Series B Convertible Preferred Stock into shares of ContraVir common stock.

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

We substantially completed the first option segment of the contract on August 28, 2014. In September 2014, we were awarded a contract extension for a second option segment providing an additional $17.0 million. In August 2016, the contract was amended to provide an additional $535,000, in December 2017 the contract was amended to increase funding by an additional $4.1 million, and in January 2019 the contract was amended to increase funding by an additional $2.3 million for the performance of the second option segment, which is scheduled to end on August 1, 2019. On September 11, 2015, BARDA exercised option segment three, which provided approximately $12.9 million in funding for the performance of the segment. In December 2017, BARDA decreased the scope of this segment by removing a potential second pivotal ectromelia virus study which decreased the funding of this option segment by $1.3 million to a total award of $11.6 million; option segment three is scheduled to end on March 30, 2019. Of the $75.8 million expense reimbursement and $5.3 million in fees that we may receive, approximately $74.3 million in expense reimbursement and fees has been funded. As of December 31, 2018, of the total funding we had invoiced an aggregate of $62.6 million with respect to the base performance segment and the first three extension periods.

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

There are no RFPs for procurement of a smallpox antiviral pertaining to brincidofovir that are currently pending.

In the event a new RFP is issued we will likely submit a proposal. In the event that our proposal is chosen (potentially among several competing proposals) and before we can enter into a contract we must negotiate its terms, including the price and delivery schedule. In addition, as a governmental agency, BARDA’s ability to enter into a contract is subject to continued funding for this purpose, which can change at any time. We remain in discussions with BARDA regarding the potential to supply brincidofovir to the Strategic National Stockpile, however, there can be no assurances regarding any such procurement. The Company continues to receive funding under an advanced research and development contract for the development of brincidofovir for the treatment of smallpox. We are currently evaluating brincidofovir for efficacy in two different animal models to support potential approval under the FDA’s Animal Efficacy Rule.

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

If approved, brincidofovir would compete with a number of existing products and other product candidates that target serious viral infections, including drugs and vaccines which demonstrate efficacy against viruses that affect our target patient populations. We believe brincidofovir has potential benefits over the competitive products, including the potential to be the first antiviral indicated for treatment of disseminated AdV in allogeneic HCT recipients. Based on market research, competing products that are currently used, or being developed for use, to treat AdV include and are not limited to:

•	cidofovir, a drug that is sold by generic manufacturers; and

•	patient-specific T-cell therapies.

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

At February 15, 2019, our worldwide patent portfolio included:

•
123 patents or patent applications that we own or have in-licensed from academic institutions, related to brincidofovir and CMX157, which represented a slight decrease over the number of patents in our patent portfolio at the end of fiscal 2017;

•
This includes 87 US and foreign exclusively and jointly owned patents and 36 US and foreign applications related to brincidofovir and CMX157. Granted European patents are counted as one patent and have been validated throughout Europe;

•	19 jointly-owned patents or patent applications related to our agreement with the UM regarding our proprietary Chemical Library; and

•	One international patent application owned exclusively by Chimerix directed to a morphic form of a compound from the Chemical Library.

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

Our drug products (tablets, oral suspension, intravenous solution or lyophilized powder for solution) are also manufactured under contract. We have completed development and transfer of our current commercial suspension and tablet manufacturing process to our selected contractor that will produce commercial supplies. We initiated validation of these processes in 2018. The intravenous formulation of brincidofovir is in early-stage development.

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

In addition, under the Pediatric Research Equity Act (PREA), an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

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

Animal Efficacy Rule

FDA permits the approval of certain drugs and biologics that are intended to reduce or prevent serious or life-threatening conditions based on evidence of safety from clinical trial(s) in healthy subjects and effectiveness from appropriate animal studies when human efficacy studies are not ethical or feasible. These regulations, which are known as the “Animal Rule”, authorize the FDA to rely on animal studies to provide evidence of a product’s effectiveness under circumstances where there is a reasonably well-understood mechanism for the activity of the agent. Under these requirements, and with the FDA’s prior agreement, drugs used to reduce or prevent the toxicity of chemical, biological, radiological or nuclear substances may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies and any additional supporting data. Products evaluated under this rule must demonstrate effectiveness through pivotal animal studies, which are generally equivalent in design and robustness to Phase 3 clinical studies. The animal study endpoint must be clearly related to the desired benefit in humans and the information obtained from animal studies must allow for selection of an effective dose in humans. Safety under this rule is established under preexisting requirements, including safety studies in both animals (toxicology) and humans. Products approved under the Animal Rule are subject to additional requirements including post-marketing study requirements, restrictions imposed on marketing or distribution or requirements to provide information to patients.

Expanded access programs

Many jurisdictions allow the supply of unauthorized medicinal products in the context of strictly regulated and exceptional early access programs, and some countries may provide reimbursement for drugs provided in the context of such programs. The promotion, advertising and marketing of unauthorized medicinal products is generally prohibited, and authorization for early access programs must generally be obtained from regulatory authorities, which might not grant such authorization. To provide expanded access, sponsors must submit detailed regulatory information to the FDA. FDA authorization depends on several different factors, including whether expanded access will interfere with related clinical trials or drug development. In addition to the FDA’s early access program, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. Sponsors may not promote products as safe or effective for expanded-access uses.

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

US Health Care Laws

Our operations may be subject to federal and state health care laws and regulations including, without limitation: anti-kickback statutes, false claims statutes, patient data privacy and security laws, and physician payment transparency laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization. If our operations are found to be in violation of any of these laws or regulations, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal healthcare programs, and additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, as well as contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research would be developed by the U.S. Department of Health and Human Services (DHHS), Agency for Healthcare Research and Quality and the National Institutes of Health, and periodic reports on the status of the research and related expenditures would be made to the U.S. Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear whether research would have any effect on the sales of any of our products that are successfully developed and approved, if the product or the condition that it is intended to treat becomes the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits of a competitor’s product could adversely affect the sales of any of our products that is successfully developed and approved. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA), is expected to have a significant impact on the health care industry. The ACA is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA expands and increases industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of the ACA on pharmaceutical companies because some of the ACA’s reforms require the promulgation of detailed regulations to implement the statutory provisions, which has not yet occurred. In addition, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. Legislation enacted in 2017 (H.R. 1, "An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018"), informally titled the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA.

The Physician Payment Sunshine Act (Sunshine Act), which was enacted as part of ACA, requires covered manufacturers of drugs covered under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of the DHHS payments or other transfers of value made by that entity, or by a third party as directed by that entity, to physicians and teaching hospitals, or to third parties on behalf of physicians or teaching hospitals, during the course of the preceding calendar year. The final rule implementing the Sunshine Act, published on February 8, 2013, requires data collection on payments to begin on August 1, 2013. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies.

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

Employees

As of December 31, 2018, we had 82 full-time employees. Of these employees, 59 employees are engaged in research and development activities and 23 employees are engaged in marketing, finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated in the State of Delaware in April 2000. Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 24,862 square feet of office space. The leases for this facility expire in February 2021. We separately lease laboratory space in Durham and Research Triangle Park, North Carolina, encompassing a total of approximately 10,274 square feet. The leases for this laboratory space in Durham and Research Triangle Park expire in July 2021 and August 2021, respectively.

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

We are a biopharmaceutical company focused primarily on developing our lead product candidate, brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $69.5 million, $71.0 million and $76.4 million for the twelve months ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $556.3 million.

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

Furthermore, we may have difficulties implementing our clinical trials due to delays in enrollment. For example, enrollment of our AdAPT study and our Phase 2 open label dose-ranging studies of IV BCV in patients with active AdV have faced regulatory and site initiation delays, and we have observed lower than anticipated incidence at the centers that have been initiated, all of which has caused delays in the enrollment of these studies.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements for at least the next twelve months. Based on our 2019 plans for both oral and IV brincidofovir, we currently expect research and development expenses to remain consistent for the full year 2019 as compared to the full year 2018. In addition, we presently continue to provide brincidofovir for the treatment of AdV infection through our expanded access protocol (Study 351) in the US and through the Named Patient Program in the EU. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate, and our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA or foreign regulatory authorities require us to perform studies or trials in addition to those that we currently anticipate. For example, enrollment of our AdAPT study and our Phase 2 open label dose-ranging studies of IV BCV in patients with active AdV have faced regulatory and site initiation delays, and we have observed lower than anticipated incidence at the centers that have been initiated, all of which has caused delays in the enrollment of these studies. We may need to raise additional funds if we choose to initiate clinical trials for our product candidates other than brincidofovir. In any event, we will require additional capital to commercialize our lead product candidate, brincidofovir, which we may obtain through one or more equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

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

The AdAPT study is currently enrolling pediatric and young adult allogeneic HCT recipients with AdV infection to compare the average AdV viral burden over 16 weeks in subjects randomized to short-course oral brincidofovir to those who are treated with the local standard-of-care.

Through our continuing development contract with BARDA, we recently completed the in-life segment of our second rabbitpox efficacy study and initiated the pivotal efficacy study in the mouse model (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox.

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

An unfavorable numerical difference in mortality was observed in SUPPRESS and no survival benefit was observed when results from our AdVise study were compared to data from Study 305, our historical matched control study.

The AdAPT study is currently enrolling pediatric and young adult allogeneic HCT recipients with AdV infection to compare the average AdV viral burden over16 weeks in subjects randomized to oral brincidofovir to those who are treated with the local standard-of-care.

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

Through our continuing development contract with BARDA, we recently completed the in-life segment of our second rabbitpox efficacy study and initiated the pivotal efficacy study in the mouse model (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox.

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

Before obtaining regulatory approval for brincidofovir for the treatment of smallpox, we must conduct efficacy studies of brincidofovir in animal models of lethal orthopoxvirus infections. These studies are expensive and difficult to design and conduct, can take years to complete, and are uncertain as to outcome. We rely on a limited number of research organizations which conduct orthopoxvirus infection studies. A failure of one or more of our trials can occur at any stage of testing. The outcome of prior efficacy studies of brincidofovir may not be predictive of the success of later animal efficacy studies. Results of these studies are susceptible to varying interpretation.

Through our continuing development contract with BARDA, we recently completed the in-life segment of our second rabbitpox efficacy study and initiated the pivotal efficacy study in the mouse model (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox. It is our intention to continue development of brincidofovir for the treatment of smallpox through assessment of efficacy in animal models of orthopoxvirus infections.

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

An unfavorable numerical difference in mortality was observed in SUPPRESS and no survival benefit was observed when results from our AdVise study were compared to data from Study 305, our historical matched control study.

The AdAPT study is currently enrolling pediatric and young adult allogeneic HCT recipients with AdV infection to compare the average AdV viral burden over 16 weeks in subjects randomized to oral brincidofovir to those who are treated with the local standard-of-care.

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

Due to the specialized indication and patient populations studied in our past and future clinical trials of brincidofovir, the number of study sites available to us is relatively limited, and therefore enrollment of suitable patients to participate in the trial may take longer than is typical for studies involving other indications. This may result in a delay or unsuccessful completion of our clinical trials. For example, enrollment of our AdAPT study and our Phase 2 open label dose-ranging studies of IV BCV in patients with active AdV have faced regulatory and site initiation delays, and we have observed lower than anticipated incidence at the centers that have been initiated, all of which has caused delays in the enrollment of these studies.

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

Our relationships with investigators, health care professionals, consultants, third-party payers, and customers may be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

•
the federal civil and criminal false claims laws and the Federal Civil Monetary Penalties Act, including the Federal Civil False Claims Act (False Claims Act) which permit private individuals to bring a civil action on behalf of the federal government to enforce certain of these laws thought civil whistleblower or qui tam actions, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates;

•	the General Data Protection Regulation (GDPR), which impose obligations on companies in relation to the handling of personal data of individuals within the EU, along with related national legislation;

•
mandated physician payments reporting laws and/or requirements throughout global jurisdictions, including EU member states, in which we conduct research and development and/or other business activities;

•	the FDCA which prohibits, among other things, the adulteration or misbranding of drugs and devices;

•
the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payers, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require the registration of pharmaceutical sales representatives; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

More recently, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. However, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. In July 2018, CMS published a final rule permitting further collection and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. Congress also could consider additional legislation to repeal or repeal and replace other elements of the ACA.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a "Blueprint" to lower drug prices and reduce out-of-pocket costs of drugs. This "Blueprint" contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (DHHS) has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing other measures under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the DHHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We and our CROs are required to comply with the FDA’s guidance for clinical trials conducted within the jurisdiction of the United States (or the foreign regulatory authority equivalent for clinical trials conducted outside the jurisdiction of the United States), which follows the International Council for Harmonization Good Clinical Practice (ICH GCP), which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces the ICH GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with the ICH GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our Phase 3 clinical trials for brincidofovir will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of brincidofovir. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat these Phase 3 clinical trials, which would delay the regulatory approval process.

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

Based on market research, competing products that are currently used to prevent or treat AdV and/or CMV include and are not limited to:

•	cidofovir, a drug that is sold by generic manufacturers;

•	oral and intravenous ganciclovir, a drug that is sold by generic manufacturers;

•	Valcyte® (valganciclovir), a prodrug of ganciclovir that is marketed by Genentech, Inc. and generic manufacturers;

•	foscarnet sodium for injection available through generic manufacturers;

•	acyclovir, a drug that is sold by generic manufacturers; and

•	Prevymis® (letermovir), an anti-CMV drug marketed by Merck & Co., Inc.

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

Furthermore, market acceptance and sales of brincidofovir, or any other product candidates that we develop, will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers decide which drugs they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. We cannot be sure that reimbursement will be available for brincidofovir, or any other product candidates.

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

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current development contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second and third option segments of the contract which are scheduled to end in August 2019 and March 2019, respectively. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segments are completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

Through our continuing development contract with BARDA, we recently completed the in-life segment of our second rabbitpox efficacy study and initiated the pivotal efficacy study in the mouse model (ectromelia virus). We believe that efficacy data from this model could serve as the second animal model to support the approval of brincidofovir for the treatment of smallpox.

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

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our BARDA contract is subject to substantial financial penalties under the Federal Civil

Monetary Penalties Act and the False Claims Act. The False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false record or statement material to a false or fraudulent claim paid or approved by the government. Under the False Claims Act’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the U.S. government has increased due in part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The False Claims Act provides for treble damages and significant civil monetary penalties per false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

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

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that has occurred since December 2015, a large percentage of the options held by our employees are underwater. As of December 31, 2018, approximately 98% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

The resignation of our former Chief Executive Officer may be disruptive and our ability to successfully manage this transition could impact our business.

On February 6, 2019, we announced that M. Michelle Berrey had resigned as our President and Chief Executive Officer, and that our Board of Directors created a new position to be known as the Office of the Chief Executive Officer, and appointed W. Garrett Nichols, Timothy W. Trost and Michael A. Alrutz as the members of the Office of the Chief Executive Officer. Leadership transitions can be difficult to manage and may cause disruptions to our operations. The leadership transition may also increase the likelihood of turnover among our employees and result in changes in our business strategy, which may create uncertainty and negatively impact our ability to execute our business strategy quickly and effectively. The Chief Executive Officer transition may also impact our relationships with customers and suppliers, and create uncertainty among investors, employees, creditors and others concerning our future direction and performance. Any significant disruption, uncertainty or change in business strategy could adversely affect our business, financial condition and operating results.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based upon shares of common stock outstanding as of December 31, 2018, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 38% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Comprehensive tax reform could adversely affect our business and financial condition.

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

Our U.S. net operating loss, or NOL, carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our IPO, our most recent private placement and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our pre-2018 NOL carryforwards may expire prior to being used, and our NOL carryforwards generated in 2018 and thereafter will be subject to a percentage limitation.  In addition, it is possible that we have in the past undergone, and in the future may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOLs and other tax attributes.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 24,862 square feet of office space. The leases for this facility expire in February 2021.We separately lease laboratory space in Durham and Research Triangle Park, North Carolina, encompassing a total of approximately 10,274 square feet. The leases for this laboratory space in Durham and Research Triangle Park expire in July 2021 and August 2021, respectively.

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

	Year Ended December 31, 2018
	High	Low
First Quarter	$5.94	$4.58
Second Quarter	$5.22	$4.35
Third Quarter	$5.04	$3.57
Fourth Quarter	$4.00	$2.08

	Year Ended December 31, 2017
	High	Low
First Quarter	$6.64	$4.33
Second Quarter	$6.57	$4.28
Third Quarter	$5.60	$4.30
Fourth Quarter	$5.54	$4.17

Stock Performance Graph(1)

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite Index (CCMP). The graph assumes as initial investment of $100 on December 31, 2013. The comparisons in the graph below are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock or Indexes.

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
* Assuming the investment of $100 on 12/31/2013 (and the reinvestment of dividends thereafter) in each of (i) Chimerix, Inc.’s common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index.

Stockholders

As of February 26, 2019, there were 33 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We derived the following selected Consolidated Statement of Operations and Comprehensive Loss Data for the years ended December 31, 2018, 2017, and 2016 and the selected Consolidated Balance Sheet Data as of December 31, 2018 and 2017 from our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report (in thousands, except share and per share data).

	Years Ended December 31,
Consolidated Statement of Operations and Comprehensive Loss Data	2018	2017	2016	2015	2014
Revenues:
Contract revenue	$7,216	$4,494	$5,702	$9,214	$4,040
Collaboration and licensing revenue	—	—	—	1,548	—
Total revenues	7,216	4,494	5,702	10,762	4,040
Operating expenses:
Research and development	55,239	49,448	58,647	97,717	45,379
General and administrative	23,582	27,148	25,007	31,296	17,527
Total operating expenses	78,821	76,596	83,654	129,013	62,906
Loss from operations	(71,605)	(72,102)	(77,952)	(118,251)	(58,866)
Other (expense) income:
Unrealized loss on equity investment	(348)	(1,160)	—	—	—
Interest income (expense) and other, net	2,479	2,278	1,562	879	(446)
Net loss	$(69,474)	$(70,984)	$(76,390)	$(117,372)	$(59,312)
Net loss per share, basic and diluted	$(1.43)	$(1.51)	$(1.65)	$(2.67)	$(1.80)
Weighted-average shares outstanding, basic and diluted	48,593,435	46,963,430	46,267,064	43,878,326	33,003,714

	Years Ended December 31,
Consolidated Balance Sheet Data	2018	2017	2016	2015	2014
Cash and cash equivalents	$81,106	$18,548	$51,463	$20,605	$128,462
Short-term investments, available-for-sale (1)	105,424	132,972	180,558	199,729	106,114
Working capital	176,492	143,337	226,360	208,658	220,390
Long-term investments (1)	—	76,731	47,407	124,040	52,973
Total assets	190,714	235,230	286,770	355,992	291,878
Loan payable, net, current portion (2)	—	—	—	—	4,296
Accumulated deficit	(556,262)	(486,788)	(415,804)	(339,414)	(222,042)
Total stockholders’ equity (deficit)	$177,604	$221,810	$276,224	$335,459	$274,636

(1)	Further details of investments is available in "Notes to Consolidated Financial Statements, Note 1. Fair Value of Financial Instruments" in Item 8 of this Annual Report.
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

Recent Developments

AdAPT Study of Oral Brincidofovir

The AdAPT study (Adenovirus after Allogeneic Pediatric Transplantation) is open for enrollment at sites in the United States, the United Kingdom, and in continental Europe. All currently targeted countries and clinical sites are planned to be open for enrollment by the end of the first quarter of 2019, however additional sites may be added. This study is targeting enrollment of 141 pediatric allogeneic HCT recipients with confirmed AdV infection. Patients are randomized 2:1 to receive short-course oral BCV or local standard-of-care (SOC) treatment at approximately 40 sites in Europe and the United States.

The primary endpoint of the study is a comparison of AdV viral burden (as measured by AdV DNA levels in blood) over 16 weeks in subjects treated with short-course oral BCV versus those who receive local SOC. The study is 90% powered to show the superiority of reduced adenoviral burden in BCV-treated patients compared to SOC. The study is also designed to evaluate the correlation of adenoviral burden (and its clearance) with clinical outcomes, including survival. A strong correlation between AdV viral burden and mortality was described in data collected from the AdVance study. In the AdVance study, patients with the highest average AdV viral burden over 16 weeks had the highest observed mortality. In addition, across the pediatric patients with AdV viremia, each 1.0 log10 increase in average AdV burden over 16 weeks was associated with a two-fold increase in mortality. We have faced regulatory and site initiation delays in the implementation of this study. In addition, we have observed lower than anticipated incidence at the centers that have been initiated to date. Based on a thorough re-evaluation of current screening and enrollment rates, we now project that enrollment in AdAPT will be substantially delayed beyond 2019. While some recently initiated sites are historically more active in transplantation, we continue to evaluate strategies to accelerate the time to completion of the study, including opening further AdAPT sites, and possibly re-considering the targeted number of patients for full enrollment. The Company plans to provide an update on AdAPT enrollment in mid-2019.

In February 2019 we submitted a Type C meeting request with the FDA to review the AdVance data and virologic endpoints. We believe this data will help support the virologic endpoint from our ongoing AdAPT clinical trial.

Oral Treatment for Smallpox

We are collaborating with the Biomedical Advanced Research and Development Authority (BARDA) for the development of BCV as a potential medical countermeasure for smallpox. Efficacy is to be demonstrated via two animal models under the FDA’s Animal Efficacy Rule. This rule allows for testing of investigational drugs in animal models to support the effectiveness of the drug in diseases in which human clinical studies are not ethical or feasible. In January 2019, we received positive preliminary top-line results of the in-life part of our adjunct rabbit smallpox study that was conducted under the Animal Efficacy Rule. The study was designed to determine the effect of administering BCV to animals at certain times (3, 4, 5 or 6 days) after inoculation with the rabbitpox virus. These preliminary results are subject to further audit, however, based on these findings the study met its primary endpoint. The topline survival results are as follows:

	BCV treatment 3 days post-infection	BCV treatment 4 days post-infection	BCV treatment 5 days post-infection	BCV treatment 6 days post-infection	No treatment (placebo)
Overall Survival	29/29 (100%)	26/29 (90%)	20/29 (69%)	20/29 (69%)	8/28 (29%)
P-value vs. Group 5	<0.0001	<0.0001	0.0014	0.0014	0

The differences in survival rate observed between each group of animals that received BCV and the animals that did not are statistically significant. Data from this study are in-line with those reported in 2015 from our first pivotal study in the rabbitpox model.

In February 2019, we initiated a pivotal study in the mouse ectromelia model, which constitutes our second animal model as described in the Animal Efficacy Rule. We anticipate data from this study in the second half of 2019 and, contingent upon the results of the animal efficacy studies, we plan to submit marketing applications in 2020.

IV Brincidofovir Progresses to Phase 2 Studies

We are continuing to open sites in the United States and Europe for enrollment in our IV BCV Phase 2 studies in adult allogeneic HCT recipients with AdV. These studies may provide data on other viral infections such as CMV and/or BKV in patients with multi-viral infections. These studies are the first-in-patient studies to demonstrate the safety and tolerability and pharmacokinetic profile of multiple doses of IV BCV in adult HCT recipients. We will also evaluate the relationship between dose and change from baseline in AdV in blood and stool. Data from these studies are expected to inform the design of future Phase 2/3 studies. Similar to AdAPT, we have faced regulatory and site initiation delays in the implementation of these studies. We have also observed lower than anticipated incidence at the study 210/211 centers that have been initiated, which has caused enrollment to occur more slowly than expected. We plan to provide a study update in mid-2019.

Data from these studies will inform the dose and dosing regimen for our potential Multi Viral Protection (MVP)-Peds study and potential studies of IV BCV for other DNA viruses, such as BKV or HHV-6.

The improved drug concentrations in the central nervous system (CNS) achieved with IV brincidofovir in animals could support the study of IV brincidofovir in viral CNS infections such as herpes encephalitis, HHV-6 encephalitis, JC virus infection.

CMX521 for Norovirus

CMX521 is a nucleoside analog identified from our proprietary Chemical Library which targets the norovirus polymerase, a part of the virus that is common to all strains and is required for viral replication. It therefore has the potential to be active against the multiple genetically diverse norovirus strains that circulate each year and cause disease in humans.

We previously presented the safety and tolerability data from a Phase 1 study of CMX521, which supported continued development of the first small molecule in clinical development for prophylaxis or treatment of norovirus. Evaluation of active antiviral concentrations in gastrointestinal biopsies indicate that improved intracellular delivery is needed prior to conducting efficacy studies. The norovirus research and development program has been paused indefinitely.

Brincidofovir Expanded Access Program

We continue to receive requests for BCV via our expanded access and named patient programs. During 2018, we granted almost 340 requests for brincidofovir for the treatment of AdV, highlighting the continued unmet need in this area.

Financial Overview

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from a government grant and contract and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at Chimerix’s discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second option segment is scheduled to end on August 1, 2019 and the third option segments is scheduled to end on March 30, 2019. Of the $75.8 million expense reimbursement and $5.3 million in fees that we may receive, approximately $74.3 million in expense reimbursement and fees has been funded. As of December 31, 2018, of the total funding the Company had invoiced an aggregate of $62.6 million with respect to the base performance segment and the first three option segments.

On December 17, 2014, we entered into a collaboration and licensing agreement with ContraVir Pharmaceuticals (Nasdaq: CTRV). In exchange for the license to CMX157 rights, we received an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, we are eligible to receive clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. We recognized the upfront license fee payment from ContraVir as deferred revenue for the year ended December 31, 2014, and during the second quarter of 2015 we completed our performance obligations and recorded $1.5 million in revenue. In September 2016, we converted our shares of ContraVir Series B Convertible Preferred Stock into shares of ContraVir common stock.

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

From our inception through December 31, 2018, we have incurred approximately $460.1 million in research and development expenses, of which $411.6 million relates to our development of brincidofovir. These costs were largely related to the conduct of our clinical trials of brincidofovir.

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

	Years Ended December 31,
	2018	2017	2016
Direct research and development expenses	$31,325	$24,734	$31,415
Research and development personnel costs - excluding stock-based compensation	13,488	13,490	15,035
Research and development personnel costs - stock-based compensation	5,343	7,047	7,137
Indirect research and development expenses	5,083	4,177	5,060
Total research and development expenses	$55,239	$49,448	$58,647

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

Brincidofovir

The majority of our research and development resources has been focused on completing our Phase 3 trial of brincidofovir for prevention of CMV in HCT recipients (SUPPRESS), our trial of brincidofovir as a treatment for AdV (AdVise), the AdAPT study in pediatric HCT recipients and our other clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of brincidofovir for approval in the United States and equivalent health authority approval outside the United States.

In addition, pursuant to our contract with BARDA, we are evaluating brincidofovir for the treatment of smallpox. During the base performance segment of the contract, we incurred significant expense in connection with the development of orthopoxvirus animal models, the demonstration of efficacy and pharmacokinetics of brincidofovir in the animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and brincidofovir 100 mg tablets. During the first option segment of the contract, we performed additional animal testing of brincidofovir. In September 2014, we initiated performance under the second option segment of the contract with BARDA and are performing additional animal testing of brincidofovir. In September 2015, we initiated performance under the third option segment which focuses on brincidofovir chemistry, manufacturing and controls at large scale.

As we progressed the development of brincidofovir, research and development expenses increased in the full-year 2018 compared to the full-year 2017. In 2019, we expect research and development expenses to remain consistent compared to 2018.

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

We currently anticipate that our general and administrative expenses for the full-year 2019 will remain consistent compared to the full-year 2018.

Unrealized Loss on Equity Investment

Unrealized loss on equity investment consists of the decrease in fair value of our investment in ContraVir common stock for the year ended December 31, 2018. For the year ended December 31, 2017, unrealized loss on equity investment consists of the write-down in value of our investment in ContraVir common stock which was determined to be other-than-temporarily impaired.

Interest Income and Other, Net

Interest income and other, net consists of interest earned on our cash, cash equivalents, short-term investments and long-term investments and realized gains and losses on debt investments.

Share-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $13.1 million, $16.1 million and $16.2 million was recognized in the years ended December 31, 2018, 2017 and 2016, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and our employee stock purchase plan purchase rights.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2018 included in this Annual Report. We believe that our accounting policies relating to revenue recognition, research and development prepaids and accruals, investments and share-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 to our audited consolidated financial statements included in this Annual Report.

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. Currently, option segments 1 through 3 have been exercised. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and four option segments) within this agreement, each of which has a single performance obligation. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. The progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred.

From our inception through December 31, 2018, we have not generated any revenue from product sales. For the same period, we have generated $100.9 million in grant and contract revenue. We recognize revenue under government grants and contracts as qualifying research activities are conducted based on invoices received from company vendors. Any amounts received in advance of performance are recorded as deferred revenue until earned.

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

Our objective is to reflect the appropriate research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of our research and development efforts. We determine prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. We adjust our rate of research and development expense recognition if actual results differ from our estimates. We make estimates of our prepaid and accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2018, there had been no material adjustments to our prior period estimates of prepaid and accruals for research and development expenses. Our research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Investments

Investments consist primarily of commercial paper, corporate bonds, U.S. Treasury securities and stock of a U.S. corporation. We invest in high-credit quality investments in accordance with our investment policy which minimizes the probability of loss.

Available-for-sale debt securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders deficit. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income (expense) and other, net. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. We periodically review available-for-sale debt securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of our amortized cost basis. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in other-than-temporary impairment of investment.

Prior to the fourth quarter of 2017, unrealized gains and losses in equity investments were reported as a separate component of stockholders equity. For the year ended December 31, 2017, we determined the decline in value for our investment in ContraVir common stock to be other-than temporary. As such, during the fourth quarter of 2017, we reclassified a loss of $1.2 million from accumulated other comprehensive loss, net in the Consolidated Balance Sheets to unrealized loss on equity investment in the Consolidated Statements of Operations and Comprehensive Loss. During 2018, changes in the fair value of equity investments were recorded to unrealzed loss on equity investment in the Consolidated Statements of Operations and Comprehensive Loss.

Valuation of Share-Based Compensation

We record the fair value of share-based awards issued as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period.

Share-based compensation expense includes stock options, RSUs and employee stock purchase plan purchase rights and has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Income Statement Classification:
Research and development expense	$5,343	$7,047	$7,137
General and administrative expense	7,731	9,063	9,086
Total stock-based compensation expense	$13,074	$16,110	$16,223

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

•	We use historical exercise data to estimate expected term.

•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

•	The assumed dividend yield is based on our expectation of not paying dividends for the foreseeable future.

•	We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2018, 2017, and 2016 are set forth below:

Stock Options

	Years Ended December 31,
	2018	2017	2016
Expected volatility	85.83%	85.51%	85.16%
Expected term (in years)	5.9	5.9	6.0
Weighted-average risk-free interest rate	2.52%	2.02%	1.70%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$3.43	$3.71	$5.62

Employee Stock Purchase Plan

	Years Ended December 31,
	2018	2017	2016
Expected volatility	44.01%	77.18%	111.57%
Expected term (in years)	1.23	0.97	1.37
Weighted-average risk-free interest rate	2.56%	0.99%	0.75%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$1.36	$2.65	$3.20

Utilization of Net Operating Loss Carryforwards

At December 31, 2018, we had net operating loss carryforwards for federal, state, and foreign tax purposes of approximately $465.3 million, $353.8 million and $0.4 million, respectively. At December 31, 2017, we had net operating loss carryforwards for federal, state, and foreign tax purposes of approximately $408.1 million, $319.9 million, and $0.4 million, respectively. In addition, we had tax credit carryforwards for federal tax purposes of approximately $18.4 million as of December 31, 2018, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders or groups over a three-year period (a Section 382 ownership change), utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. We have determined that a Section 382 ownership change occurred in

2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our initial public offering, our private placements and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Furthermore, under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2018 and December 31, 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and December 31, 2017, together with the changes in those items in dollars and percentages (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	% Change
	2018	2017	Increase/(Decrease)
Contract revenue	$7,216	$4,494	$2,722	60.6%
Operating expenses:
Research and development	55,239	49,448	5,791	11.7%
General and administrative	23,582	27,148	(3,566)	(13.1)%
Total operating expenses	78,821	76,596	2,225	2.9%
Loss from operations	(71,605)	(72,102)	497	(0.7)%
Other (expense) income:
Unrealized loss on equity investment	(348)	(1,160)	812	(70.0)%
Interest income and other, net	2,479	2,278	201	8.8%
Net loss	$(69,474)	$(70,984)	$1,510	(2.1)%

Contract Revenue

For the year ended December 31, 2018, contract revenue increased to $7.2 million compared to $4.5 million for the year ended December 31, 2017. The increase of $2.7 million, or 60.6%, was related to a increase in reimbursable expenses associated with our contract with BARDA.

Research and Development Expenses

For the year ended December 31, 2018, our research and development expenses increased to $55.2 million compared to $49.4 million for the year ended December 31, 2017. The increase of $5.8 million, or 11.7%, was primarily related to the following:

•
an increase in oral brincidofovir clinical expenses of $3.2 million, which is comprised primarily of a $2.7 million increase related to the ongoing AdAPT clinical study and a $1.5 million increase of supporting bioequivalent and registry studies, primarily offset by a decrease of $1.0 million related to the completion of our AdVance study;

•	an increase of $2.7 million in oral brincidofovir smallpox program expenses which primarily includes reimbursable BARDA contract expense;

•	an increase of $1.7 million of supporting research and development expenses;

•	an increase of $0.8 million related to IV brincidofovir development;

•	a decrease of $1.5 million related to compensation expense; and

•	a decrease of $1.3 million of development costs related to CMX521.

General and Administrative Expenses

For the year ended December 31, 2018, our general and administrative expenses decreased to $23.6 million compared to $27.1 million for the year ended December 31, 2017. The decrease of $3.6 million, or 13.1%, was primarily related to the following:

•	a decrease of $2.3 million related to compensation expense;

•	a decrease of $1.0 million in costs related to an indemnification claim settled in 2018; and

•	a decrease of $0.3 million in global commercial readiness costs.

Interest Income and Other, net

For the year ended December 31, 2018, our interest income and other, net was $2.5 million compared to interest income of $2.3 million for the year ended December 31, 2017. The increase of $0.2 million was attributable to higher interest rates offset by $0.4 million of realized losses on the sale of short-term investments.

Unrealized Loss on Equity Investment

For the year ended December 31, 2018, unrealized loss on equity investment was $0.3 million compared to an unrealized loss on equity investment of $1.2 million for the year ended December 31, 2017. These unrealized losses relate to the decrease in value of our investment in ContraVir common stock.

Comparison of the Years ended December 31, 2017 and December 31, 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and December 31, 2016, together with the changes in those items in dollars and percentages (in thousands, except for percentages):

	Years Ended December 31,		Dollar Change	% Change
	2017	2016	Increase/(Decrease)
Contract revenue	$4,494	$5,702	$(1,208)	(21.2)%
Operating expenses:
Research and development	49,448	58,647	(9,199)	(15.7)%
General and administrative	27,148	25,007	2,141	8.6%
Total operating expenses	76,596	83,654	(7,058)	(8.4)%
Loss from operations	(72,102)	(77,952)	5,850	(7.5)%
Other (expense) income:
Unrealized loss on equity investment	(1,160)	—	(1,160)	*
Interest income	2,278	1,562	716	45.8%
Net loss	$(70,984)	$(76,390)	$5,406	(7.1)%

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

Research and Development Expenses

For the year ended December 31, 2017, our research and development expenses decreased to $49.4 million compared to $58.6 million for the year ended December 31, 2016. The decrease of $9.2 million, or 15.7%, was primarily related to the following:

•
a decrease in oral brincidofovir clinical expenses of $6.2 million, which is comprised primarily of an $8.7 million decrease related to the completion of our Phase 3 SUPPRESS and AdVise trials and the closeout of our SUSTAIN and SURPASS clinical trials, and a $0.6 million decrease in our expanded access programs, primarily offset by an increase of $1.8 million related to start-up activities for our AdAPT study and an increase of $1.2 million related to conduct of the AdVance study;

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

Unrealized Loss on Equity Investment

For the year ended December 31, 2017, unrealized loss on equity investment was $1.2 million related to the other-than-temporary-impairment write-down in value of our investment in ContraVir common stock. We recorded no other-than-temporary impairment of investment for the year ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since our inception in 2000 and, as of December 31, 2018, we had an accumulated deficit of $556.3 million. We anticipate that we will continue to incur losses for at least the next several years. In connection with our ongoing AdAPT study, our IV brincidofovir trials and our smallpox program, we have seen an increase in expenses. We currently expect research and development expenses to remain consistent in 2019 compared to 2018, and we will need additional capital in the future to fund our operations, which we may obtain through one or more equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

On November 8, 2017, the Company entered into an at-the-market (ATM) sales agreement with Cowen and Company, LLC to sell up to $75 million of the Company’s common stock under a shelf registration statement filed in November 2017. As of February 26, 2019, the Company had sold an aggregate of 2.8 million shares of common stock at a weighted average price per share of $4.00 for $10.9 million of proceeds net of commissions.

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

We believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our current operating expenses and capital requirements for at least the next 12 months. Such operating and capital requirements do not contemplate incremental expenses associated with a full scale commercial launch of brincidofovir. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

Since our inception through December 31, 2018, we have funded our operations principally with $606.1 million from the sale of common stock and preferred stock, $37.4 million of research funding from our various National Institute of Allergy and Infectious Diseases awards, $63.4 million in revenue from our BARDA contract, debt financings totaling $21.0 million, $17.5 million of licensing revenue, and $14.8 million from stock option and warrant exercises and purchases under our Employee Stock Purchase Plan (ESPP). As of December 31, 2018, we had capital available to fund operations of approximately $186.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods (in thousands):

	Years Ended December 31,
Cash sources and uses:	2018	2017	2016
Net cash used in operating activities	$(53,725)	$(50,125)	$(63,815)
Net cash provided by investing activities	105,095	16,431	94,065
Net cash provided by financing activities	11,188	779	608
Net increase (decrease) in cash and cash equivalents	$62,558	$(32,915)	$30,858

Operating Activities

Net cash used in operating activities of $53.7 million for the year ended December 31, 2018 was primarily the result of our $69.5 million net loss, offset by the change in operating assets and liabilities and the add-back of non-cash expenses. Non-cash expenses included add-backs of $13.1 million for stock based compensation, $0.9 million of depreciation of property and equipment, $0.4 million for a loss on the sale of investments, and $0.3 million for a loss on equity investment, offset by $0.9 million of amortization of discount/premium on investments. The change in operating assets and liabilities includes a decrease in prepaid expenses and other assets of $0.6 million and a decrease of $1.4 million in accounts receivable.

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

Investing Activities

Net cash provided by investing activities of $105.1 million during the year ended December 31, 2018 was primarily the result of maturities and sale of short-term investments, offset by purchases of short-term and long-term investments. Net cash provided by investing activities of $16.4 million during the year ended December 31, 2017 was primarily the result of maturities and sales of short-term investments, offset by purchases of long-term investments. Net cash provided by investing activities of $94.1 million during the year ended December 31, 2016 was primarily the result of maturities of short-term investments, offset by purchases of short-term and long-term investments.

Financing Activities

Net cash provided by financing activities of $11.2 million for the year ended December 31, 2018 was primarily the result of $10.9 million in proceeds from the issuance of common stock, $0.7 million from the exercise of stock options and purchases under the ESPP, offset by $0.4 million in payments of deferred offering costs. Net cash provided by financing activities of $0.8 million for the year ended December 31, 2017 was primarily the result of $0.8 million from the exercise of stock options and purchases under the ESPP. Net cash provided by financing activities of $0.6 million for the year ended December 31, 2016 was primarily the result of $0.6 million from the exercise of stock options and purchases under the ESPP.

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

Our future capital requirements will depend on many factors, including:

•
the willingness of the FDA and/or foreign regulators to accept the results from our AdAPT study, as well as our other completed and planned clinical and preclinical studies and other work, as the basis for review and approval of brincidofovir for the treatment of AdV infection;

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2018 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases (1)	$1,818	$786	$1,032	$—	$—
Total	$1,818	$786	$1,032	$—	$—

(1)
Consists of our corporate headquarters lease encompassing 24,862 square feet of office space that expires in February 2021, and our laboratory leases encompassing a total of approximately 10,274 square feet which are located in Durham and Research Triangle Park, North Carolina and expire in July 2021 and August 2021, respectively.

In addition to the amounts set forth in the table above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved and we are obligated to pay royalties based on future product sales. As of December 31, 2018, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. In connection with the development and commercialization of brincidofovir and CMX157 (which we have licensed to ContraVir Pharmaceuticals), in addition to royalties on product sales, we could be required to pay UC up to an aggregate of $3.4 million in milestone payments, assuming the achievement of all applicable milestone events under the license agreement. Under our license agreement with the University of Michigan, we are required to pay minimum royalties from 2024 through the expiration of the last licensed issued patent (which we estimate to be $20,000 in the year 2024), but any additional royalties that may be payable under the University of Michigan agreement are not estimable.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2018 or 2017.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Chimerix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chimerix, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company‘s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2008.

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 5, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Chimerix, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Chimerix, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chimerix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders‘ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 5, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 5, 2019

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$81,106	$18,548
Short-term investments, available-for-sale	105,424	132,972
Accounts receivable	330	1,682
Prepaid expenses and other current assets	2,598	3,331
Total current assets	189,458	156,533
Long-term investments	—	76,731
Property and equipment, net of accumulated depreciation	1,210	1,894
Other long-term assets	46	72
Total assets	$190,714	$235,230
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,691	$3,812
Accrued liabilities	8,275	9,384
Total current liabilities	12,966	13,196
Lease-related obligations	144	224
Total liabilities	13,110	13,420
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2018 and 2017; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2018 and 2017; 50,735,279 and 47,505,532 shares issued and outstanding at December 31, 2018 and 2017, respectively	51	47
Additional paid-in capital	733,907	709,514
Accumulated other comprehensive loss, net	(92)	(963)
Accumulated deficit	(556,262)	(486,788)
Total stockholders’ equity	177,604	221,810
Total liabilities and stockholders’ equity	$190,714	$235,230

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Contract revenue	$7,216	$4,494	$5,702
Operating expenses:
Research and development	55,239	49,448	58,647
General and administrative	23,582	27,148	25,007
Total operating expenses	78,821	76,596	83,654
Loss from operations	(71,605)	(72,102)	(77,952)
Other (expense) income:
Unrealized loss on equity investment	(348)	(1,160)	—
Interest income and other, net	2,479	2,278	1,562
Net loss	(69,474)	(70,984)	(76,390)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	871	(523)	324
Comprehensive loss	$(68,603)	$(71,507)	$(76,066)
Per share information:
Net loss, basic and diluted	$(1.43)	$(1.51)	$(1.65)
Weighted-average shares outstanding, basic and diluted	48,593,435	46,963,430	46,267,064

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2015	$46	$675,591	$(764)	$(339,414)	$335,459
Share-based compensation	—	16,223	—	—	16,223
Exercise of stock options	—	168	—	—	168
Employee stock purchase plan purchases	—	440	—	—	440
Comprehensive loss:
Unrealized gain on investments, net	—	—	324	—	324
Net loss	—	—	—	(76,390)	(76,390)
Total comprehensive loss					(76,066)
Balance, December 31, 2016	46	692,422	(440)	(415,804)	276,224
Share-based compensation	1	16,109	—	—	16,110
Exercise of stock options	—	121	—	—	121
Employee stock purchase plan purchases	—	712	—	—	712
University of Michigan stock issuance	—	150	—	—	150
Comprehensive loss:
Unrealized loss on investments, net	—	—	(523)	—	(523)
Net loss	—	—	—	(70,984)	(70,984)
Total comprehensive loss					(71,507)
Balance, December 31, 2017	47	709,514	(963)	(486,788)	221,810
Share-based compensation	1	13,073	—	—	13,074
Exercise of stock options	—	115	—	—	115
Employee stock purchase plan purchases	—	608	—	—	608
Issuance of common stock, net of issuance costs	3	10,597	—	—	10,600
Comprehensive loss:
Unrealized gain on investments, net	—	—	871	—	871
Net loss	—	—	—	(69,474)	(69,474)
Total comprehensive loss					(68,603)
Balance, December 31, 2018	$51	$733,907	$(92)	$(556,262)	$177,604

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(69,474)	$(70,984)	$(76,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	860	1,091	1,063
Amortization of discount/premium on investments	(852)	(5)	1,223
Share-based compensation	13,074	16,110	16,223
Loss on sale of investments	378	—	—
Unrealized loss on equity investment	348	1,160	—
Amortization of lease-related obligations	(59)	(319)	132
Changes in operating assets and liabilities:
Accounts receivable	1,352	(83)	861
Prepaid expenses and other assets	643	(168)	3,215
Accounts payable and accrued liabilities	5	3,073	(10,142)
Net cash used in operating activities	(53,725)	(50,125)	(63,815)
Cash flows from investing activities:
Purchases of property and equipment	(181)	(151)	(841)
Purchases of short-term investments	(125,611)	—	(23,992)
Purchases of long-term investments	(6,031)	(162,613)	(79,381)
Proceeds from sales of short-term investments	111,178	13,500	—
Proceeds from maturities of short-term investments	125,740	165,695	198,279
Net cash provided by investing activities	105,095	16,431	94,065
Cash flows from financing activities:
Proceeds from exercise of stock options	115	121	168
Proceeds from employee stock purchase plan	608	712	440
Proceeds from issuance of common stock, net of commissions	10,867	—	—
Payments of deferred offering costs	(402)	(54)	—
Net cash provided by financing activities	11,188	779	608
Net increase (decrease) in cash and cash equivalents	62,558	(32,915)	30,858
Cash and cash equivalents:
Beginning of period	18,548	51,463	20,605
End of period	$81,106	$18,548	$51,463
Supplemental disclosure of cash flow information
Non-cash addition to deferred offering costs	$22	$276	$—

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

Cash and Cash Equivalents

The Company considers any highly liquid instrument with an original maturity of three months or less at acquisition to be a cash equivalent. Cash equivalents consist of money market funds, U.S. Treasury securities, commercial paper, and corporate bonds.

Investments

Investments consist primarily of commercial paper, corporate bonds, U.S. Treasury securities and stock of a U.S. corporation. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the probability of loss.

Available-for-sale debt securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders equity. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income and other, net. For the year ended December 31, 2018, $0.4 million of realized losses were reclassified from accumulated other comprehensive loss, net in the Consolidated Balance Sheets to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term.

The Company periodically reviews available-for-sale debt securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company does not intend to sell, and is not likely to be required to sell, the available-for-sale debt securities in an unrealized loss position before recovery of the amortized cost bases of the debt securities, which may be maturity. Any such declines in value judged to be other-than-temporary on available-for-sale debt securities are reported in other-than-temporary impairment of investment.

For the year ended December 31, 2017, the Company determined the decline in value for its investment in ContraVir Pharmaceuticals (ContraVir) common stock to be other-than temporary. As such, during the fourth quarter of 2017, the Company reclassified a loss of $1.2 million from accumulated other comprehensive loss, net in the Consolidated Balance Sheets to unrealized loss on equity investment the Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2018, the Company recorded $0.3 million, of unrealized loss related to the Company's investment in ContraVir common stock to unrealized loss on equity investment in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss.

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

Accounts Receivable

Accounts receivable at December 31, 2018 and December 31, 2017 consisted of amounts billed under the Company’s contract with the Biomedical Advanced Research and Development Authority (BARDA). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

At December 31, 2018, the Company had cash equivalents, including money market funds and U.S. Treasury securities, and short-term investments, including U.S. Treasury securities. At December 31, 2017, the Company had cash equivalents, including money market funds, and short-term and long-term investments, including U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At December 31, 2018 and 2017, the Company had short-term investments, including stock of a U.S. corporation. The Company's investment in ContraVir Pharmaceuticals (ContraVir) common stock was categorized as a Level 1 asset and had a value based on ContraVir's common stock value at December 31, 2018 and 2017. For the twelve months ended December 31, 2018 and 2017, the Company recorded $0.3 million and $1.2 million, respectively, of unrealized loss related to the Company's investment in ContraVir common stock to unrealized loss on equity investment in the Consolidated Statements of Operations and Comprehensive Loss. For the twelve months ended December 31, 2016, the Company recorded $0.2 million of unrealized loss related to the Company's investment in ContraVir common stock to unrealized gain (loss) on investments, net in the Consolidated Statements of Operations and Comprehensive Loss.

At December 31, 2018, the Company had cash equivalents, including commercial paper and corporate bonds, and short-term investments including, commercial paper and corporate bonds. At December 31, 2017, the Company had cash equivalents including commercial paper. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
		December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$30,726	$30,726	$—	$—
U.S. Treasury securities	11,482	11,482	—	—
Commercial paper	29,677	—	29,677	—
Corporate bonds	4,008	—	4,008	—
Total cash equivalents	75,893	42,208	33,685	—
Short-term investments
U.S. Treasury securities	12,589	12,589	—	—
Common stock of U.S. corporation	38	38	—	—
Commercial paper	60,114	—	60,114	—
Corporate bonds	32,683	—	32,683	—
Total short-term investments	105,424	12,627	92,797	—
Total assets	$181,317	$54,835	$126,482	$—

		Fair Value Measurements
		December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$10,816	$10,816	$—	$—
Commercial paper	3,995	—	3,995	—
Total cash equivalents	14,811	10,816	3,995	—
Short-term investments
U.S. Treasury securities	132,586	132,586	—	—
Common stock of U.S. corporation	386	386	—	—
Total short-term investments	132,972	132,972	—	—
Long-term investments
U.S. Treasury securities	76,731	76,731	—	—
Total long-term investments	76,731	76,731	—	—
Total assets	$224,514	$220,519	$3,995	$—

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid research and development expenses	$1,071	$1,138
Interest receivable	259	601
Prepaid insurance	382	481
Other prepaid expenses and current assets	886	1,111
Total prepaid expenses and other current assets	$2,598	$3,331

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

Impairment of Property and Equipment

The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. To date, no such write-downs have occurred.

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

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued compensation	$2,469	$3,678
Accrued research and development expenses	4,525	3,384
Accrued indemnification claim	—	1,000
Other accrued liabilities	1,281	1,322
Total accrued liabilities	$8,275	$9,384

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. Currently, option segments 1 through 3 have been exercised. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and four option segments) within this agreement, each of which has a single performance obligation. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. The progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred. The base segment and first option segment were completed prior to adoption of ASC 606. The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second option segment is scheduled to end on August 1, 2019 and the third option segments is scheduled to end on March 30, 2019.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2018, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Research and Development Expenses

Major components of research and development costs include cash compensation, stock based compensation, pre-clinical studies, clinical trial and related clinical manufacturing, drug development, materials and supplies, legal, regulatory compliance, and fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf. Research and development costs, including upfront fees and milestones paid to contract research organizations, are expensed as goods are received or services rendered. Costs incurred in connection with clinical trial activities for which the underlying nature of the activities themselves do not directly relate to active research and development, such as costs incurred for market research and focus groups linked to clinical strategy as well as costs to build the Company’s brand, are not included in research and development costs but are reflected as general and administrative costs.

Unrealized Loss on Equity Investment

As of December 31, 2018, unrealized loss on equity investment consists of the decrease in fair value of our investment in ContraVir common stock. As of December 31, 2017, unrealized loss on equity investment consists of the write-down in fair value of our investment in ContraVir common stock which was judged to be other-than-temporarily impaired.

Interest Income and Other, Net

Interest income and other, net primarily includes interest earned on short-term and long-term investments and realized gains on the sale of short-term investments.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through December 31, 2018, and therefore has not recorded any current provision for income taxes.

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

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (GILTI), states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense in the year the tax is incurred.

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

The Company estimates forfeitures at the time of grant, and revises those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate forfeitures and records share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2018, 2017 and 2016, the Company applied a forfeiture rate based on the Company’s historical forfeitures.

401(k) Plan

The Company maintains a defined contribution employee retirement plan (“401(k) plan”). For the years ended December 31, 2018, 2017 and 2016, the Company recognized expenses for matching contributions of $0.4 million, $0.3 million and $0.4 million, respectively.

Basic and Dilutive Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock at December 31, 2018, 2017 and 2016.

Segments

The Company operates in only one segment. The chief operating decision-makers, who are the members of the Office of the Chief Executive Officer, and management use cash flows as the primary measure to manage the business and do not segment the business for internal reporting or decision making.

Impact of Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)”, and amended through subsequent ASUs, which increases transparency and comparability among companies accounting for lease transactions. The most significant change of this update will require the recognition of lease assets and liabilities on the balance sheet for lessees for operating lease arrangements with lease terms greater than 12 months. This ASU is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2018. The Company adopted this standard effective January 1, 2019 using the alternative adoption method allowed by ASU 2018-11. The Company elected to use the package of three practical expedients which allows the Company not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. The Company has substantially completed its assessment over the impact of the standard and determined that the only material leases that the Company holds are real estate operating lease commitments. Upon adoption of the standard, the Company preliminarily expects to record a right of use asset and lease liability of approximately $1.6 million on its consolidated balance sheets. The finalization of the Company's assessment may result in significant changes to its estimates that may materially impact its preliminary estimate of the cumulative effect.

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

Note 2. Investments

The following tables summarize the Company's short-term and long-term debt investments (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$32,724	$—	$(41)	$32,683
Commercial paper	60,159	—	(45)	60,114
U.S. Treasury securities	12,592	—	(3)	12,589
Total investments	$105,475	$—	$(89)	$105,386

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$210,280	$—	$(963)	$209,317
Total investments	$210,280	$—	$(963)	$209,317

The following tables summarize the Company's debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$32,683	$(41)	$—	$—	$32,683	$(41)
Commercial paper	60,114	(45)	—	—	60,114	(45)
U.S. Treasury securities	12,589	(3)	—	—	12,589	(3)
Total	$105,386	$(89)	$—	$—	$105,386	$(89)
Number of securities with unrealized losses		36		—		36

	December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$170,390	$(871)	$38,927	$(92)	$209,317	$(963)
Total	$170,390	$(871)	$38,927	$(92)	$209,317	$(963)
Number of securities with unrealized losses		39		7		46

The following table summarizes the scheduled maturity for the Company's debt investments at December 31, 2018 (in thousands):

December 31, 2018
Maturing in one year or less	$105,386
Total debt investments	$105,386
Common stock of U.S. corporation	38
Total investments	$105,424

Note 3. Property and Equipment

Property and equipment, net of accumulated depreciation consisted of the following (in thousands):

	December 31,
	2018	2017
Lab equipment	$2,599	$2,496
Leasehold improvements	1,550	1,552
Computer equipment	1,181	1,170
Office furniture and equipment	520	520
Property and equipment	5,850	5,738
Less accumulated depreciation	(4,640)	(3,844)
Property and equipment, net of accumulated depreciation	$1,210	$1,894

Note 4. Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases that expire at various dates through 2021. The Company has the following minimum rental payments under non-cancelable operating lease obligations that existed at December 31, 2018 (in thousands):

Years Ending December 31,	Minimum Rental Payment
2019	$786
2020	797
2021	235
Total future minimum rental payments	$1,818

Rent expense under non-cancelable operating leases and other month-to-month equipment rental agreements, including common area maintenance fees, totaled approximately $0.6 million, $0.5 million, and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Sublease

The Company subleases 3,537 square feet of its office space under a non-cancelable operating lease that expires February 2021. Total future minimum rentals under the non-cancelable operating sublease as of December 31, 2018 are presented below (in thousands):

Years Ending December 31,	Minimum Sublease Rentals
2019	$78
2020	81
2021	14
Total future minimum sublease rentals	$173

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA. Periodic audits are required under the grant and contract agreements and certain costs may be questioned as appropriate under the agreements. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the agreements has been made as of December 31, 2018 and 2017.

Note 5. Stockholders’ Equity (Deficit)

Common Stock

The Company’s common stock consists of 200 million authorized shares at December 31, 2018 and 2017, and 50.7 million and 47.5 million shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively.

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2018	2017
For exercise of common stock warrants	—	227,794
For exercise of outstanding common stock options	6,429,638	4,996,661
For delivery upon vesting of outstanding restricted stock units	656,169	956,299
For future equity awards under the 2013 Equity Incentive Plan	1,587,670	1,082,608
For future purchases under the 2013 Employee Stock Purchase Plan	2,120,290	1,861,472
Total shares of common stock reserved for future issuances	10,793,767	9,124,834

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, continuing through and including January 1, 2023, by 4.0% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors.

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the stock options granted:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	85.83%	85.51%	85.16%
Expected term (in years)	5.9	5.9	6.0
Weighted-average risk-free interest rate	2.52%	2.02%	1.70%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$3.43	$3.71	$5.62

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Total Intrinsic Value
Balance, December 31, 2016	4,342,466	$17.81	8.09
Granted	928,816	5.17	—
Exercised	(38,885)	3.98	—
Forfeited	(235,736)	19.10	—
Balance, December 31, 2017	4,996,661	$15.51	7.59
Granted	2,050,995	4.73	—
Exercised	(29,262)	3.93	—
Forfeited	(588,756)	12.31	—
Balance, December 31, 2018	6,429,638	$12.41	7.37	$39,873
Exercisable at December 31, 2018	4,119,234	$15.94	6.75	$39,873
Vested or expected to vest at December 31, 2018	6,366,085	$12.47	7.36	$39,873

As of December 31, 2018, there was approximately $8.7 million of total unrecognized compensation cost related to non-vested stock options granted under the 2013 Plan. That compensation cost is expected to be recognized over a weighted-average period of approximately 2.00 years years.

Other information regarding the Company’s stock options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Weighted-average grant-date fair value per share of options granted	$3.43	$3.71	$5.62
Total intrinsic value of options exercised	$31	$48	$119
Total fair value of shares vested	$11,021	$11,786	$13,330

The following table summarizes, at December 31, 2018, by price range: (1) for stock option awards outstanding under the 2013 Plan, the number of stock option awards outstanding, their weighted-average remaining life and their weighted-average exercise price; and (2) for stock option awards exercisable under the 2013 Plan, the number of stock option awards exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Exercise Price Range ($)	Number	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
1.57 to 7.57	3,139,495	8.37	$4.70	1,323,880	$4.54
7.58 to 8.06	1,696,746	7.02	8.06	1,239,595	8.06
8.07 to 18.75	261,805	5.07	18.59	261,805	18.59
18.76 to 39.17	559,663	5.55	25.32	556,525	25.25
39.18 to 53.74	771,929	6.22	41.90	737,429	41.71
1.57 to 53.74	6,429,638	7.37	$12.41	4,119,234	$15.94

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward the Company’s success and that of its affiliates. The ESPP initially authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The common stock reserved for future issuance under the ESPP was automatically increased by an additional 422,535 shares on January 1, 2017 and 2018, bringing the total number of shares of common stock that may be purchased under the ESPP to 2,226,261 and 2,648,796, respectively.

The Company has reserved a total of 2,648,796 shares of common stock to be purchased under the ESPP, of which 2,120,290 and 1,861,472 shares remained available for purchase at December 31, 2018 and 2017, respectively. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. The Company issued 163,717 and 173,822 shares of common stock pursuant to the ESPP for the year ended December 31, 2018 and 2017, respectively. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the ESPP purchase rights:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	44.01%	77.18%	111.57%
Expected term (in years)	1.23	0.97	1.37
Weighted-average risk-free interest rate	2.56%	0.99%	0.75%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$1.36	$2.65	$3.20

As of December 31, 2018, the Company had a liability of $0.2 million representing employees' contributions to the ESPP.

Restricted Stock Units

For the years ended December 31, 2018 and 2017, the Company issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. For the years ended December 31, 2018 and 2017, the Company issued 233,050 and 744,450 shares of common stock pursuant to the vesting of RSUs, respectively.

In January 2017, the Company also granted performance-based RSUs which, when vested, represent the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for performance-based RSUs is based upon the market price of the Company's common stock on the date of the grant. For the portion of the performance-based RSUs of which the achievement of the performance condition is considered probable, the Company recognizes stock-based compensation expense on the related estimated fair value of such RSUs ratably for each vesting tranche from the service inception date to the end of the requisite service period. For the performance conditions that are not considered probable of achievement at the grant date or upon quarterly re-evaluation, prior to the event actually occurring, the Company begins recognizing the related stock-based compensation expense ratably when the event occurs or when the Company can determine that achievement of the performance condition is probable. In those cases, the Company recognizes the change in estimate at the time it determines the performance condition is probable of achievement (by recognizing stock-based compensation expense as cumulative catch-up adjustment as if the Company had estimated at the grant date that the performance condition would have been achieved) and recognize the remaining compensation cost through the end of the requisite service period. The Company issued no shares of common stock pursuant to the vesting of performance-based RSUs for the year ended December 31, 2018 and 2017.

A summary of activity related to the Company’s RSUs is as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant-Date Fair Value
Balance, December 31, 2017	956,299	$5.08
Granted	153,375	4.42
Share issuance	(233,050)	5.05
Forfeited	(220,455)	5.12
Balance, December 31, 2018	656,169	$4.92

The total unrecognized compensation cost related to the non-vested RSUs as of December 31, 2018 was $3.9 million and will be recognized over a weighted average period of approximately 2.14 years years.

Warrants

In February 2011, the Company issued warrants to purchase an aggregate of 5,501,215 shares of Series F redeemable convertible preferred stock at an exercise price of $2.045 per share. Upon the completion of the Company’s IPO in April 2013, these warrants were converted into warrants to purchase 1,549,628 shares of common stock at an exercise price of $7.26 per share. At December 31, 2017, warrants for the purchase of 227,794 shares of common stock were issued, outstanding and exercisable. The warrants were exercisable at any time and expired on February 7, 2018.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Income Statement Classification:
Research and development expense	$5,343	$7,047	$7,137
General and administrative expense	7,731	9,063	9,086
Total stock-based compensation expense	$13,074	$16,110	$16,223

Cash received from exercises under all share-based payment arrangements for 2018, 2017 and 2016 was $0.7 million, $0.8 million and $0.6 million, respectively. There was no actual tax benefit realized for the tax deductions from exercises of the share-based payment arrangements during 2018, 2017 or 2016.

At-The-Market Equity Offering

On November 8, 2017, the Company entered into an at-the-market (ATM) sales agreement with Cowen and Company, LLC to sell up to $75 million of the Company’s common stock under a shelf registration statement filed in November 2017. During the year ended December 31, 2018, the Company sold 2.8 million shares of common stock at a weighted average price per share of $4.00 for $10.9 million of proceeds net of commissions.

Note 6. Income Taxes

No income tax expense or benefit has been recorded for the years ended December 31, 2018, 2017 or 2016. This is due to the establishment of a valuation allowance against the deferred tax assets generated during those periods. At December 31, 2018, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2018, 2017, and 2016 (in thousands, except percentages):

	2018		2017		2016
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$(14,590)	21.0%	$(24,134)	34.0%	$(25,973)	34.0%
State income taxes	(792)	1.1%	(1,090)	1.5%	(1,544)	2.0%
Research and development credits	(1,798)	2.6%	(2,039)	2.9%	(2,691)	3.5%
Foreign rate differential	2	—%	60	(0.1)%	(2)	—%
Permanent items	1,164	(1.7)%	1,646	(2.3)%	2,537	(3.3)%
Provision to return adjustments	621	(0.9)%	1,212	(1.7)%	259	(0.3)%
Effect of change in federal tax rate	—	—%	57,950	(81.6)%	—	—%
Effect of change in state tax rate	151	(0.2)%	193	(0.3)%	1,585	(2.1)%
Removal of excess tax benefit	—	—%	(12,930)	18.2%	—	—%
Increase in unrecognized tax benefits	450	(0.7)%	403	(0.6)%	444	(0.6)%
Change in valuation allowance	14,792	(21.2)%	(21,271)	30.0%	25,385	(33.2)%
Net benefit	$—	—%	$—	—%	$—	—%

The components of deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Domestic net operating loss carryforwards	$104,708	$92,020
Foreign net operating loss carryforwards	71	61
Research and development expenses	1,002	763
Capitalized Section 174 expenses	25	28
Research and development credits	13,789	12,437
Accrued bonuses	500	777
Share-based compensation	7,144	6,156
Other	778	983
Total gross deferred tax assets	128,017	113,225
Valuation allowance	(128,017)	(113,225)
Total deferred tax assets	—	—
Deferred tax liabilities:
Other	—	—
Total deferred tax liabilities	—	—
Total deferred tax assets and liabilities, net	$—	$—

At December 31, 2018, the Company had net operating loss carryforwards for federal, state, and foreign tax purposes of approximately $465.3 million, $353.8 million and $0.4 million, respectively. At December 31, 2017, the Company had net operating loss carryforwards for federal, state, and foreign tax purposes of approximately $408.1 million, $319.9 million and $0.4 million, respectively. Federal losses of $408.1 million begin to expire in 2020 and $57.2 million of the federal losses carryforward indefinitely. The state losses begin to expire in 2019. The foreign losses do not expire. In addition, the Company has tax credit carryforwards for federal tax purposes of approximately $18.4 million as of December 31, 2018, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. Management has recorded a valuation allowance for all of the deferred tax assets due to the uncertainty of future taxable income.

The Company incorporated a subsidiary in the United Kingdom in 2014. However, the subsidiary has had minimal activity since inception. The subsidiary has primarily recorded net losses since inception and recorded a net loss as of December 31, 2018 and as such, has no undistributed earnings.

The Company incorporated a subsidiary in Ireland during 2018. However, the subsidiary had minimal activity during the year and as such, has no undistributed earnings.

In general, if the Company experiences a greater than 50% aggregate change in ownership of certain significant stockholders over a three-year period (a Section 382 ownership change), utilization of its pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the net operating loss carryforwards before utilization and may be substantial. The ability of the Company to use its net operating loss carryforwards may be limited or lost if the Company experiences a Section 382 ownership change in connection with offerings or as a result of future changes in its stock ownership. Losses from a specific period may be subject to multiple limitations, and would generally be limited by the lowest of those limitations.

The Company has determined that a Section 382 ownership change occurred in 2002, and as such, losses incurred prior to that date are subject to an annual limitation of at least $64,000. Additionally, the Company has determined that a Section 382 ownership change occurred in 2007, and as such, losses incurred prior to that date are subject to an annual limitation of at least $762,000. The Company evaluated Section 382 ownership changes subsequent to 2007 through September 30, 2018 and concluded that a Section 382 ownership change occurred in 2013 as a result of the initial public offering. As such, losses incurred prior to that date are subject to an annual limitation of at least $6.7 million.

As of December 31, 2017, the Company has adopted ASU 2016-09 which is effective for public companies for annual periods beginning after December 15, 2016. The ASU requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement in the year in which they occur. As such, the Company has grossed up its net operating loss deferred tax asset to include all excess tax benefits as of December 31, 2017.

The Company has determined that there may be a future limitation on the Company’s ability to utilize its entire federal R&D credit carryover. Therefore, the Company recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2018 and 2017, as follows (in thousands):

Balance at December 31, 2016	$2,400
Increases related to 2017	403
Increases related to prior periods	473
Balance at December 31, 2017	3,276
Increases related to 2018	450
Increases related to prior periods	—
Balance at December 31, 2018	$3,726

The change in the amount of the unrecognized tax benefits accrued for prior years is due to the change in the federal tax rate and is reflected as a component of such in the statutory rate reconciliation.

The Company has determined that it had no other material uncertain tax benefits for the year ended December 31, 2018. As of January 1, 2019, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal and state income tax examinations for the tax years 2000 through 2018. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018.

On December 22, 2017, the Tax Act was enacted into law, which reduced the federal corporate income tax rate to 21% for tax years beginning after December 31, 2017. As a result of the revised tax rate, the Company adjusted its deferred tax assets as of December 31, 2017 by applying the revised 21% rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $58 million.

The Tax Act also implements a territorial tax system. Under the territorial tax system, in general, the Company's foreign earnings will no longer be subject to tax in the U.S. As part of the transition to the territorial tax system the Tax Act included a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The Company has determined that the deemed repatriation applicable to the year ended December 31, 2017 does not result in an additional U.S. income tax liability as it has no undistributed foreign earnings.

The Tax Act subjects a US shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because the Company was evaluating the provision of GILTI as of December 31, 2017, no GILTI-related deferred amounts were recorded in 2017. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in 2018; therefore, no GILTI tax has been recorded for the year ended December 31, 2018.

The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows the Company to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. At December 31, 2017 provisional amounts were recorded related to deferred taxes for stock compensation and the deferred rate change. At December 31, 2018 the measurement period has ended and the Company's accounting related to the Tax Act is complete. The Company did not make any measurement-period adjustments related to the provisional items recorded as of December 31, 2017.

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

The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second option segment is scheduled to end on August 1, 2019 and the third option segments is scheduled to end on March 30, 2019. Of the $75.8 million in expense reimbursement and $5.3 million in fees that the Company may receive, approximately $74.3 million in expense reimbursement and fees has been funded. As of December 31, 2018, of the total funding the Company had invoiced an aggregate of $62.6 million with respect to the base performance segment and the first three extension periods. For the years ended December 31, 2018, 2017, and 2016, the Company recognized revenue under this contract of $7.2 million, $4.5 million and $5.7 million, respectively.

ContraVir Pharmaceuticals

On December 17, 2014, the Company entered into a license agreement with ContraVir Pharmaceuticals (Nasdaq: CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

In exchange for the license to CMX157 rights, the Company received an upfront payment consisting of ContraVir Series B Convertible Preferred Stock which the Company converted into shares of ContraVir common stock in 2016. As of December 31, 2018 and 2017, the fair value of the investment was recorded as a short-term investment of $38 thousand and $0.4 million, respectively.

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

Note 8. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2018 and 2017 are as follows (in thousands, except share and per share data):

	2018 Quarters
	Fourth	Third	Second	First
Revenue	$4,864	$369	$1,193	$790
Operating loss	(15,419)	(16,710)	(19,169)	(20,307)
Net loss	(14,956)	(16,079)	(18,613)	(19,826)
Net loss per share, basic and diluted	$(0.29)	$(0.33)	$(0.39)	$(0.42)
Weighted-average shares outstanding, basic and diluted	50,722,655	48,172,354	47,811,552	47,637,907

	2017 Quarters
	Fourth	Third	Second	First
Revenue	$1,844	$897	$675	$1,078
Operating loss	(18,687)	(17,910)	(17,245)	(18,260)
Net loss	(19,238)	(17,312)	(16,680)	(17,754)
Net loss per share, basic and diluted	$(0.41)	$(0.37)	$(0.36)	$(0.38)
Weighted-average shares outstanding, basic and diluted	47,341,271	47,065,756	46,863,753	46,573,394

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share calculations will not necessarily equal the annual per share calculation. Diluted weighted-average shares outstanding are identical to basic weighted-average shares outstanding and diluted net loss per share is identical to basic net loss per share for all quarters of 2018 and 2017.

Note 9. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2018, and events which occurred subsequently but were not recognized in the financial statements.

ITEM. 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2018, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In making the assessment of internal controls over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2019 Annual Meeting of Stockholders (Proxy Statement), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

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

10.5+ (2)	Chimerix, Inc. 2013 Equity Incentive Plan, as amended.
10.6+ (1)	Chimerix, Inc. 2013 Employee Stock Purchase Plan.
10.7+(25)	Chimerix, Inc. Non-Employee Director Compensation Policy.
10.8+ (26)	Chimerix, Inc. Officer Severance Benefit Plan, as amended.
10.9+ (1)	Employment Offer Letter to Timothy W. Trost dated March 16, 2011.
10.10+ (1)	Employment Offer Letter to M. Michelle Berrey, M.D., M.P.H. dated November 7, 2012.
10.11+ (3)	Employment Offer Letter to William Garrett Nichols, M.D., M.S., dated August 19, 2014.
10.12+ (12)	Directorship Offer Letter to James M. Daly dated June 6, 2014.
10.13+ (12)	Directorship Offer Letter to Catherine L. Gilliss dated June 13, 2014.
10.14+ (12)	Directorship Offer Letter to Patrick Machado dated May 30, 2014.
10.15+ (12)	Directorship Offer Letter to Ronald C. Renaud, Jr. dated December 12, 2014.
10.16 (1)	Office Lease by and between the Registrant and ACP 2505 Meridian LLC dated September 1, 2007, as amended.
10.17 (6)	Lease Agreement by and between the Registrant and Northwood RTC LLC dated March 10, 2014.
10.18 (5)	Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.
10.19 (9)	Sixth Amendment to Office Lease dated April 28, 2015 by and between the Registrant and IVC Meridian TT O, LLC.
10.20 (17)	Seventh Amendment to Office Lease dated March 10, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.21 (18)	Eighth Amendment to Office Lease dated July 13, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.22* (1)	Contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.23* (7)
Contract modification No. 14, dated May 30, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.24* (8)
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

10.26 (4)
Contract modification No. 17, dated April 14, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.27 (12)
Contract modification No. 18, dated May 6, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.28* (5)
Contract modification No. 19, dated August 27, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.29 (5)
Contract modification No. 20, dated October 27, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.30* (12)
Contract modification No. 21, dated November 7, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.31 (12)
Contract modification No. 22, dated December 11, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.32 (12)
Contract modification No. 23, dated December 22, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.33 (12)
Contract modification No. 24, dated February 19, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.34 (9)
Contract modification No. 25, dated March 26, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.35 (10)
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

10.37* (11)
Contract modification No. 28, dated September 1, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.38* (11)
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

10.40* (14)
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

10.43* (16)
Contract modification No. 34, dated August 3, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.44 (17)
Contract modification No. 35, dated October 21, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.45 (17)
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

10.47 (19)
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

10.49 (19)
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

10.52 (20)
Contract modification No. 43, dated September 22, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.53 (20)
Contract modification No. 44, dated September 28, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.54(22)
Contract modification No. 45, dated October 20, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.55(22)
Contract modification No. 46, dated November 27, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.56*(22)
Contract modification No. 47, dated December 21, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.57(22)
Contract modification No. 48, dated December 21, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.58*(22)
Contract modification No. 49, dated February 27, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.59*(23)
Contract modification No. 50, dated March 20, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.60*(24)
Contract modification No. 51, dated May 31, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.61*(24)
Contract modification No. 52, dated July 11, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.62(25)
Contract modification No. 53, dated September 6, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.63
Contract modification No. 54, dated December 3, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.64**
Contract modification No. 55, dated January 10, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.65*(17)	Patent Option and License Agreement by and between the Registrant and The Regents of the University of Michigan dated May 24, 2006, as amended.
10.66*(1)	License Agreement by and between the Registrant and The Regents of the University of California dated May 13, 2002, as amended.
10.67(21)	Sales Agreement, dated November 8, 2017, by and between Chimerix, Inc and Cowen and Company, LLC.
10.68(22)	First Amendment to Industrial Building Lease dated December 14, 2017 by and between Registrant and CLPF - Research Center, LLC.
10.69(23)	Fifth Amendment, dated April 24, 2018, to the License Agreement by and between the Registrant and The Regents of the University of California dated May 13, 2002, as amended.
10.70+	Agreement and Release, dated February 8, 2019, by and between the Registrant and M. Michelle Berrey.
10.71+	Employment Offer Letter to Michael A. Alrutz dated May 9, 2012.
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.
(2)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 23, 2014.
(3)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on September 4, 2014.
(4)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2014.
(5)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2014.
(6)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on March 14, 2014.
(7)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 14, 2013.
(8)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 7, 2014.
(9)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 11, 2015.
(10)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 6, 2015.
(11)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 5, 2015.
(12)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 6, 2015.
(13)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 29, 2016
(14)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2016.
(15)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2016.
(16)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2016.
(17)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 2, 2017.
(18)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2017.
(19)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 7, 2017.
(20)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on October 11, 2017.
(21)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on November 8, 2017.
(22)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 1, 2018.
(23)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 7, 2018.
(24)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2018.

(25)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 8, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimerix, Inc.

Date:	March 5, 2019	By:	/s/ Michael A. Alrutz
Michael A. Alrutz
Principal Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Alrutz and Timothy W. Trost, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Alrutz	Principal Executive Officer	March 5, 2019
Michael A. Alrutz

/s/ Timothy W. Trost	Principal Financial and Accounting Officer	March 5, 2019
Timothy W. Trost

/s/ Martha J. Demski
Martha J. Demski	Chair of the Board of Directors	March 5, 2019

/s/ James M. Daly
James M. Daly	Member of the Board of Directors	March 5, 2019

/s/ Catherine L. Gilliss
Catherine L. Gilliss, PhD, RN, FAAN	Member of the Board of Directors	March 5, 2019

/s/ Edward F. Greissing Jr.
Edward F. Greissing Jr.	Member of the Board of Directors	March 5, 2019

/s/ Patrick Machado
Patrick Machado	Member of the Board of Directors	March 5, 2019

/s/ Robert J. Meyer
Robert J. Meyer, MD	Member of the Board of Directors	March 5, 2019

/s/ Fred A. Middleton
Fred A. Middleton	Member of the Board of Directors	March 5, 2019

/s/ Ronald C. Renaud Jr.
Ronald C. Renaud Jr.	Member of the Board of Directors	March 5, 2019