Form 10-Q
period 2019-03-31
CHIMERIX INC
filed 2019-05-09
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CMRX	The Nasdaq Global Market

As of April 30, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 51,072,798.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$19,705	$81,106
Short-term investments, available-for-sale	151,881	105,424
Accounts receivable	1,425	330
Prepaid expenses and other current assets	2,534	2,598
Total current assets	175,545	189,458
Property and equipment, net of accumulated depreciation	1,158	1,210
Operating lease right-of-use assets	1,232	—
Other long-term assets	53	46
Total assets	$177,988	$190,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,492	$4,691
Accrued liabilities	10,389	8,275
Total current liabilities	12,881	12,966
Lease-related obligations	800	144
Total liabilities	13,681	13,110

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2019 and December 31, 2018; 51,023,842 and 50,735,279 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	51	51
Additional paid-in capital	738,163	733,907
Accumulated other comprehensive gain (loss), net	48	(92)
Accumulated deficit	(573,955)	(556,262)
Total stockholders’ equity	164,307	177,604
Total liabilities and stockholders’ equity	$177,988	$190,714

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Contract revenue	$2,356	$790
Operating expenses:
Research and development	13,515	14,359
General and administrative	7,686	6,738
Total operating expenses	21,201	21,097
Loss from operations	(18,845)	(20,307)
Other (expense) income:
Unrealized loss on equity investment	(8)	(134)
Interest income and other, net	1,160	615
Net loss	(17,693)	(19,826)
Other comprehensive loss:
Unrealized gain (loss) on debt investments, net	140	(103)
Comprehensive loss	$(17,553)	$(19,929)
Per share information:
Net loss, basic and diluted	$(0.35)	$(0.42)
Weighted-average shares outstanding, basic and diluted	50,887,221	47,637,907

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2018	$51	$733,907	$(92)	$(556,262)	$177,604
Share-based compensation	—	4,073	—	—	4,073
Exercise of stock options	—	13	—	—	13
Employee stock purchase plan purchases	—	170	—	—	170
Comprehensive loss:
Unrealized gain on investments, net	—	—	140	—	140
Net loss	—	—	—	(17,693)	(17,693)
Total comprehensive loss					(17,553)
Balance, March 31, 2019	$51	$738,163	$48	$(573,955)	$164,307

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2017	$47	$709,514	$(963)	$(486,788)	$221,810
Share-based compensation	1	3,391	—	—	3,392
Exercise of stock options	—	60	—	—	60
Employee stock purchase plan purchases	—	358	—	—	358
Comprehensive loss:
Unrealized loss on investments, net	—	—	(103)	—	(103)
Net loss	—	—	—	(19,826)	(19,826)
Total comprehensive loss					(19,929)
Balance, March 31, 2018	$48	$713,323	$(1,066)	$(506,614)	$205,691

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,693)	$(19,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	149	248
Amortization of discount/premium on investments	(595)	(73)
Share-based compensation	4,073	3,391
Unrealized loss on equity investment	8	134
Lease-related amortization	(16)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(1,095)	1,256
Prepaid expenses and other assets	59	294
Accounts payable and accrued liabilities	(624)	(3,925)
Net cash used in operating activities	(15,734)	(18,512)

Cash flows from investing activities:
Purchases of property and equipment	(97)	(42)
Purchases of short-term investments	(69,680)	(1,989)
Purchases of long-term investments	—	(6,031)
Proceeds from sales of short-term investments	—	9,500
Proceeds from maturities of short-term investments	23,950	20,500
Net cash (used in) provided by investing activities	(45,827)	21,938

Cash flows from financing activities:
Proceeds from exercise of stock options	13	60
Proceeds from employee stock purchase plan	170	358
Payments of deferred offering costs	(23)	(280)
Net cash provided by financing activities	160	138
Net (decrease) increase in cash and cash equivalents	(61,401)	3,564
Cash and cash equivalents:
Beginning of period	81,106	18,548
End of period	$19,705	$22,112

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a biopharmaceutical company committed to discovering, developing and commercializing medicines that improve outcomes for patients with life-threatening diseases. The Company was founded in 2000 based on the promise of its proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. The Company is developing brincidofovir for the treatment of smallpox.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At March 31, 2019, the Company had cash equivalents including money market accounts, and at December 31, 2018, the Company had cash equivalents including money market accounts and U.S. Treasury securities, whose value is based on using quoted market prices. At March 31, 2019 and December 31, 2018, the Company had short-term investments including U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At March 31, 2019 and December 31, 2018, the Company had short-term investments including stock of a U.S. corporation. The Company's investment in ContraVir Pharmaceuticals (ContraVir) common stock was categorized as a Level 1 asset and had a value based on ContraVir's common stock value at March 31, 2019 and December 31, 2018. For the three months ended March 31, 2019 and 2018, the Company recorded approximately $8,000 and $134,000, respectively, of unrealized loss related to the Company's investment in ContraVir common stock to unrealized loss on equity investment in the Consolidated Statements of Operations and Comprehensive Loss.

At March 31, 2019 and December 31, 2018, the Company had cash equivalents including commercial paper and corporate bonds, and short-term investments including commercial paper and corporate bonds. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,879	$11,879	$—	$—
Commercial paper	2,699	—	2,699	—
Corporate bonds	2,000	—	2,000	—
Total cash equivalents	16,578	11,879	4,699	—
Short-term investments
U.S. treasury securities	42,960	42,960	—	—
Common stock of U.S. corporation	30	30	—	—
Commercial paper	54,182	—	54,182	—
Corporate bonds	54,709	—	54,709	—
Total short-term investments	151,881	42,990	108,891	—
Total assets	$168,459	$54,869	$113,590	$—

	Fair Value Measurements
	December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$30,726	$30,726	$—	$—
U.S. treasury securities	11,482	11,482	—	—
Commercial paper	29,677	—	29,677	—
Corporate bonds	4,008	—	4,008	—
Total cash equivalents	75,893	42,208	33,685	—
Short-term investments
U.S. treasury securities	12,589	12,589	—	—
Common stock of U.S. corporation	38	38	—	—
Commercial paper	60,114	—	60,114	—
Corporate bonds	32,683	—	32,683	—
Total short-term investments	105,424	12,627	92,797	—
Total assets	$181,317	$54,835	$126,482	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued research and development expenses	$5,823	$4,525
Accrued compensation	2,453	2,469
Other accrued liabilities	2,113	1,281
Total accrued liabilities	$10,389	$8,275

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. Currently, option segments 1 through 3 have been exercised. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and 4 option segments) within this agreement, each of which has a single performance obligation. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. The progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred. The base segment and first option segment were completed prior to adoption of ASC 606. The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second option and third option segments are scheduled to end on August 1, 2019.

ContraVir Pharmaceuticals

The Company entered into a license agreement with ContraVir on December 17, 2014 for the development and commercialization of CMX157 for certain antiviral indications. The Company assessed the agreement in accordance with the authoritative guidance and concluded that the ContraVir contract includes multiple performance obligations, which had all been satisfied in 2015 prior to the adoption of ASC 606. The ContraVir contract has one fixed and several variable transaction amounts. The fixed fee portion of the contract was for the license to CMX157 rights. The Company recognized revenue for the fixed fee portion of the contract in 2015 when the performance obligations were satisfied. On April 2, 2019, the Company received notification from ContraVir of its intention to terminate the license agreement effective June 1, 2019.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2019, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three months ended March 31, 2019 and 2018.

Impact of Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)”, which has been amended through subsequent ASUs, and which increases transparency and comparability among companies accounting for lease transactions. The most significant change of this update requires the recognition of lease assets and liabilities on the balance sheet for lessees for operating lease arrangements with lease terms greater than 12 months. This ASU is effective for financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2018. The Company adopted this standard effective January 1, 2019 using the alternative modified retrospective adoption method allowed by ASU 2018-11. The Company elected to use the package of three practical expedients which allows the Company not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. The Company has completed its assessment of the impact of the standard and determined that the only material leases that the Company holds are real estate operating leases. Upon adoption of the standard, the Company recorded a right of use asset of $1.4 million and lease liability of $1.6 million on its consolidated balance sheets with no adjustment to beginning retained earnings in the period of adoption.

Note 2. Investments

The following tables summarize the Company's debt investments (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$54,675	$36	$(2)	$54,709
U.S. treasury securities	42,948	13	(1)	42,960
Commercial paper	54,180	10	(8)	54,182
Total investments	$151,803	$59	$(11)	$151,851

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$32,724	$—	$(41)	$32,683
Commercial paper	60,159	—	(45)	60,114
U.S. treasury securities	12,592	—	(3)	12,589
Total investments	$105,475	$—	$(89)	$105,386

The following tables summarize the Company's debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	March 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$14,449	$(2)	$—	$—	$14,449	$(2)
Commercial paper	19,807	(8)	—	—	19,807	(8)
U.S. treasury securities	6,724	(1)	—	—	6,724	(1)
Total	$40,980	$(11)	$—	$—	$40,980	$(11)
Number of securities with unrealized losses		12		—		12

	December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$32,683	$(41)	$—	$—	$32,683	$(41)
Commercial paper	60,114	(45)	—	—	60,114	(45)
U.S. treasury securities	12,589	(3)	—	—	12,589	(3)
Total	$105,386	$(89)	$—	$—	$105,386	$(89)
Number of securities with unrealized losses		36		—		36

The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At March 31, 2019, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale debt securities in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three months ended March 31, 2019 and 2018. Unrealized gains and losses on debt investments are recorded to unrealized gain (loss) on investments, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at March 31, 2019 (in thousands):

Maturing in one year or less	$151,851
Maturing after one year through two years	—
Total debt investments	151,851
Common stock of U.S. corporation	30
Total investments	$151,881

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2021. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company's discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and have concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company's operating leases as of March 31, 2019 was 2.06 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.2 million for the three months ended March 31, 2019 and 2018.

The discount rate implicit within the Company's leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of March 31, 2019, the operating lease liabilities reflect a weighted-average discount rate of 13.16%.

The following table sets forth the operating lease right-of-use assets and liabilities as of March 31, 2019 (in thousands):

Assets
Operating Lease Right-of-Use Assets	$1,232

Liabilities
Operating Lease Short-term Liabilities (recorded within Accrued liabilities)	$640
Operating Lease Long-term Liabilities (recorded within Lease-related obligations)	782
Total Operating Lease Liabilities	$1,422

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of March 31, 2019
2019	$585
2020	797
2021	235
Total future minimum rental payments	$1,617
Less amount of lease payments representing interest	195
Total present value of lease payments	$1,422

As of December 31, 2018, future minimum payments under operating leases under ASC 840 were as follows (in thousands):

Years Ending December 31,	As of December 31, 2018
2019	$786
2020	797
2021	235
Total future minimum rental payments	$1,818

For the three months ended March 31, 2019 and 2018, the Company made lease payments of approximately $192,000 and $184,000, respectively, which are included in operating cash flows.

Sublease

The Company subleases 3,537 square feet of its office space under a non-cancelable operating lease that expires in February 2021. For the three months ended March 31, 2019, the Company recognized approximately $18,000 of income in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. For the three months ended March 31, 2018, the Company recognized approximately $18,000 of a reduction of rent expense in operating expenses on the Consolidated Statement of Operations and Comprehensive Loss. Total future minimum rentals under the non-cancelable operating sublease are presented below (in thousands):

Years Ending December 31,	As of March 31, 2019
2019	$58
2020	81
2021	14
Total future minimum sublease rentals	$153

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA, the sole source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement had been made as of March 31, 2019 and December 31, 2018.

Note 4. Equity Transactions and Share-based Compensation

Stock Options

In connection with the Company’s IPO, the Company adopted the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2019, the common stock reserved for issuance under the 2013 Plan was automatically increased by 2.0 million shares. As of March 31, 2019, there was a total of 1.5 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 8,000 shares of common stock pursuant to the exercise of stock options during the three months ended March 31, 2019.

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. Initially, the ESPP authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). On January 1, 2019, the common stock reserved for issuance under the ESPP was automatically increased by an additional 422,535 shares.

The Company has reserved a total of 3.1 million shares of common stock to be purchased under the ESPP, of which 2.4 million shares remained available for purchase as of March 31, 2019. The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 113,000 shares of common stock pursuant to the ESPP during the three months ended March 31, 2019. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued approximately 168,000 shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2019.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expense	$1,270	$1,320
General and administrative expense	2,803	2,071
Total share-based compensation expense	$4,073	$3,391

On February 5, 2019, Dr. M. Michelle Berrey, the Company's then President and Chief Executive Officer, resigned. The Company entered into a severance agreement with Dr. Berrey that provides for severance benefits to her in connection with her resignation. Among other benefits, Dr. Berrey received accelerated vesting of her outstanding stock options and RSUs as if she had continued service for an additional 15 month period. In addition, Dr. Berrey's vested options were modified to extend her exercise period to May 5, 2020. The Company recorded a charge of $1.8 million to compensation expense on the date of her resignation related to the acceleration of vesting and the modifications of her outstanding stock options and RSUs.

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2019 as the Company incurred losses for the three month period ended March 31, 2019 and is forecasting additional losses through the fourth quarter, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2019. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At March 31, 2019, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 6. Significant Agreements

The Regents of the University of California

In May 2002, the Company entered into a license agreement with The Regents of the University of California (UC) under which the Company obtained an exclusive, worldwide license to UC’s patent rights in certain inventions (the UC Patent Rights) related to lipid-conjugated antiviral compounds and their use, including certain patents relating to brincidofovir. The license agreement was amended in September 2002 in order to expand the scope of the license and again in December 2010 in order to modify certain financial terms. The agreement was amended a third time in September 2011 to add additional patents related to certain metabolically stable lipid-conjugate compounds. A fourth amendment was executed in July 2012 to alter the rights and obligations of the parties in light of the Company's current business plans. In April 2018, a fifth amendment was executed to alter the rights and obligations of the parties in light of the Company's current business plans and to extend the term of the agreement to the later of the longest-lived Patent Rights (as defined in the agreement) or May 2028.

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

The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on August 1, 2019. Of the $75.8 million in expense reimbursement and $5.3 million in fees that the Company may receive, approximately $74.3 million in expense reimbursement and fees has been funded. As of March 31, 2019, of the total funding the Company had invoiced an aggregate of $64.9 million with respect to the base performance segment and the first three option segments. For the three months ended March 31, 2019 and 2018, the Company recognized revenue under this contract of $2.4 million and $0.8 million, respectively.

ContraVir Pharmaceuticals

On December 17, 2014, the Company entered into a license agreement with ContraVir (Nasdaq:CTRV) for the development and commercialization of CMX157 for certain antiviral indications. Under the terms of the agreement, ContraVir has sole responsibility with respect to the control of the development and commercialization of CMX157.

In exchange for the license to CMX157 rights, the Company received an upfront payment consisting of ContraVir Series B Convertible Preferred Stock which the Company converted into shares of ContraVir common stock in 2016. As of March 31, 2019 and December 31, 2018, the fair value of the investment was recorded as a short-term investment of approximately $30,000 and $38,000, respectively.

On April 2, 2019 the Company received notification from ContraVir of its intention to terminate the license agreement effective June 1, 2019.

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

Note 7. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2019, and events which occurred subsequently but were not recognized in the financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (SEC) on March 5, 2019. Past operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW

Chimerix, Inc. is a biopharmaceutical company committed to discovering, developing and commercializing medicines that improve outcomes for patients with life-threatening diseases. We were founded in 2000 based on the promise of our proprietary lipid conjugate technology to unlock the potential of some of the most broad-spectrum antivirals by enhancing their antiviral activity and safety profiles in convenient dosing regimens. We are developing brincidofovir (BCV) for the treatment of smallpox.

Recent Developments

Our Strategy

Until recently, we have been developing BCV in commercial indications for the treatment and prevention of multiple DNA viruses. Our AdAPT trial was designed to study oral BCV as a treatment of adenovirus (AdV) in pediatric stem-cell transplant (HCT) patients with confirmed AdV infection. Concurrently, we have been conducting two Phase 2 studies of intravenous IV BCV in adult allogeneic HCT recipients with AdV (Study-210 and Study-211). In May 2019, we decided to discontinue both the oral and IV development programs of BCV in AdV and the associated clinical trials in order to conserve our cash resources while we pursue external opportunities to build our pipeline of product candidates.

Management Update

Effective April 8, 2019, we hired Michael Sherman as the Company's President and Chief Executive Officer. In addition, Mr. Sherman was appointed as a class I director and a member of the Strategy Committee of the Board of Directors. Also on April 8, 2019, we hired Michael Andriole as the Company's Chief Business Officer. In addition, effective as of May 31, 2019, Timothy W. Trost, our Senior Vice President and Chief Financial Officer, will cease employment with the Company and Mr. Andriole will take on the additional role of Chief Financial Officer.

Oral Brincidofovir for the Treatment of Smallpox

In May, we announced positive top-line results from the in-life portion of the mouse ectromelia virus study (or "mousepox" study), which examined BCV using our second animal model of human smallpox conducted under the Animal Efficacy Rule. We are collaborating with the Biomedical Advanced Research and Development Authority (BARDA) for the development of BCV as a potential medical countermeasure for smallpox.

The study was a randomized, blinded, placebo-controlled, parallel-group study to evaluate the efficacy of two different BCV dosing regimens versus a placebo (PBO) control group in mice infected with the mousepox virus. Mice were randomized to one of the following BCV treatment groups or placebo:

•	A BCV dose regimen of 20/5/5 mg/kg administered at 48-hour intervals with treatment initiation on post-infection days 4, 5, 6 or 7; or

•	A BCV dose regimen of 10/5/5 mg/kg administered at 48-hour intervals with treatment initiation on post-infection days 4, 5 or 6.

	BCV Treatment Initiation Post Infection	Overall Survival	P value vs PBO
20/5/5 BCV Dose Regimen	Day 4	27 / 32 (84%)	<0.0001
	Day 5	24 / 32 (75%)	<0.0001
	Day 6	15 / 32 (47%)	0.0014
	Day 7	12 / 32 (38%)	0.012
10/5/5 BCV Dose Regimen	Day 4	25 / 32 (78%)	<0.0001
	Day 5	21 / 32 (66%)	<0.0001
	Day 6	11 / 32 (34%)	0.023
Placebo	N/A	4 / 32 (13%)	N/A

As shown above, all BCV treatment groups demonstrated a statistically significant survival benefit compared with placebo regardless of treatment initiation day. Survival was highest in both treatment groups where BCV was administered on Day 4, with the 20/5/5 mg/kg treatment regimen showing 84% survival and the 10/5/5 regimen showing 78% survival. Survival in the placebo group was 13%. The median time to death in animals receiving placebo was 8.5 days after infection, indicating that BCV treatment was effective at preventing mortality from mousepox virus even when treatment was initiated well past the midpoint of disease.

Data from this mousepox study and the Company’s rabbitpox studies are intended to address the requirement under the FDA’s Animal Efficacy Rule for two different animal models of efficacy. Further confirmatory analyses (e.g. secondary endpoints) of these studies are currently underway.

Contingent upon receiving final audited results of these two key animal efficacy studies, along with preparing data necessary to bridge to a recommended human dose, we intend to submit marketing applications for BCV for the treatment of smallpox in 2020.

Reduction in Force (RIF)

As a consequence of discontinuing the oral and IV development programs for BCV in AdV, we initiated a reduction to our workforce. Personnel reductions were initiated across our entire organization that have resulted in the elimination of approximately 43 full-time employees. The principal objective of the reduction in workforce was to enable us to focus our financial resources on the continued development of brincidofovir for smallpox and the evaluation of external opportunities to build our pipeline of product candidates. In connection with the reduction in workforce, we expect to record an aggregate charge related to one-time termination benefits of approximately $2.7 million in 2019.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from a government grant and contract and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at our discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if the remaining option segment is exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on August 1, 2019. Of the $75.8 million expense reimbursement and $5.3 million in fees that we may receive, approximately $74.3 million in expense reimbursement and fees has been funded. As of March 31, 2019, of the total funding the Company had invoiced an aggregate of $64.9 million with respect to the base performance segment and the first three option segments. Under the BARDA contract, we recognized revenue of $2.4 million and $0.8 million during the three months ended March 31, 2019 and 2018, respectively.

In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and royalties from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of any product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of any product candidates. Our research and development expenses consist primarily of:

•
fees paid to consultants and contract research organizations (CROs), including in connection with preclinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;

•
salaries and related overhead expenses, which include stock option, restricted stock units and employee stock purchase program compensation and benefits, for personnel in research and development functions;

•	payments to third-party manufacturers, which produce, test and package drug substance and drug product (including continued testing of process validation and stability);

•	costs related to legal and compliance with regulatory requirements; and

•	license fees for and milestone payments related to licensed products and technologies.

From our inception through March 31, 2019, we have incurred approximately $473.6 million in research and development expenses, of which $425.1 million relates to our development of BCV. These costs were largely related to the conduct of our clinical trials of BCV.

The table below summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Direct research and development expenses	$7,684	$7,712
Research and development personnel costs - excluding stock-based compensation	3,622	3,918
Research and development personnel costs - stock-based compensation	1,270	1,320
Indirect research and development expenses	939	1,409
Total research and development expenses	$13,515	$14,359

The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the development of any product candidates or the period, if any, in which material net cash inflows from any product candidates may commence. This is due to the numerous risks and uncertainties associated with our business, as detailed in Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Brincidofovir

The majority of our research and development resources has been focused on completing our Phase 3 trial of brincidofovir for prevention of CMV in HCT recipients (SUPPRESS), our trial of brincidofovir as a treatment for AdV (AdVise), the AdAPT study in pediatric HCT recipients and our other clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of brincidofovir for approval in the United States and equivalent health authority approval outside the United States. In May 2019, we decided to discontinue both the oral and IV development programs of BCV in AdV and the associated clinical trials in order to conserve our cash resources while we pursue external opportunities to build our pipeline of product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, marketing, investor relations, information technology, legal, human resources and administrative support functions, including share-based compensation expenses and benefits. Other significant general and administrative expenses include costs related to commercial readiness efforts, accounting and legal services, costs of various consultants, director and officer liability insurance, occupancy costs and information systems.

Unrealized Loss on Equity Investment

Unrealized loss on equity investment consists of the decrease in fair value of our investment in ContraVir Pharmaceuticals (ContraVir) common stock.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest earned on our cash, cash equivalents, short-term investments and long-term investments.

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The total consolidated share-based compensation expense of $4.1 million and $3.4 million was recognized in the three months ended March 31, 2019 and 2018, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 5, 2019. There have been no material changes during the three months ended March 31, 2019 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and March 31, 2018, together with the changes in those items (in thousands except percentages):

	Three Months Ended March 31,		Dollar Change	% Change
	2019	2018	Increase/(Decrease)
Contract revenue	$2,356	$790	$1,566	198.2%
Operating expenses:
Research and development	13,515	14,359	(844)	(5.9)%
General and administrative	7,686	6,738	948	14.1%
Total operating expenses	21,201	21,097	104	0.5%
Loss from operations	(18,845)	(20,307)	1,462	(7.2)%
Other (expense) income:
Unrealized loss on equity investment	(8)	(134)	126	(94.0)%
Interest income and other, net	1,160	615	545	88.6%
Net loss	$(17,693)	$(19,826)	$2,133	(10.8)%

Contract Revenue

For the three months ended March 31, 2019, total contract revenue increased to $2.4 million compared to $0.8 million for the three months ended March 31, 2018. The increase of $1.6 million, or 198.2%, is related to an increase in reimbursable expenses under our contract with BARDA.

Research and Development Expenses

For the three months ended March 31, 2019, our research and development expenses decreased to $13.5 million compared to $14.4 million for the three months ended March 31, 2018. The decrease of $0.8 million, or 5.9%, is primarily related to the following:

•
a decrease in oral BCV expenses of $0.7 million, which is comprised primarily of a $1.1 million decrease in clinical trial expenses due to the completion of clinical pharmacology and standard of care studies and a $0.1 million decrease in drug manufacturing costs, offset by a $0.5 million increase in clinical trial expenses related to the conduct of the AdAPT study;

•	a decrease of $0.4 million in legal fees and operational expenses;

•	a decrease of $0.4 million in supporting clinical development expenses; and

•	a decrease of $0.3 million in compensation and recruitment expenses; offset by

•	an increase of $1.0 million in expenses related to our smallpox program; and

•	an increase of $0.1 million in expenses related to our development of IV brincidofovir and other early stage compounds.

General and Administrative Expenses

For the three months ended March 31, 2019, our general and administrative expenses increased to $7.7 million compared to $6.7 million for the three months ended March 31, 2018. The increase of $0.9 million, or 14.1%, is primarily related to the following:

•	an increase of $2.7 million related to severance expense for a former executive; and

•	an increase of $0.4 million related to legal, consulting fees and general operating expenses; offset by

•	a decrease of $1.3 million related to compensation expense; and

•	a decrease of $0.8 million in expenses related to commercial readiness efforts related to oral BCV, IV BCV, and CMX521.

Interest Income and Other, Net

For the three months ended March 31, 2019, our interest income and other, net increased to $1.2 million compared to $0.6 million for the three months ended March 31, 2018. This increase is attributable to increased interest earned on our cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had capital available to fund operations of approximately $171.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of March 31, 2019, we had an accumulated deficit of $574.0 million. We anticipate that we will continue to incur losses for at least the next several years.

On November 8, 2017, we entered into an at-the-market (ATM) sales agreement with Cowen and Company, LLC to sell up to $75 million of our common stock under a shelf registration statement filed in November 2017. As of December 31, 2018, we had sold an aggregate of 2.8 million shares of common stock pursuant to the ATM at a weighted average price per share of $4.00 for net offering proceeds of $10.9 million. We have not sold any shares of our common stock pursuant to the ATM to-date in 2019.

We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs, and any launch and other commercialization expenses for any of our products that may receive marketing approval. We cannot assure you that we will successfully develop or commercialize our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

We believe that our existing cash, cash equivalents, and investments will enable us to fund our current operating expenses and capital requirements for at least the next 12 months. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash sources and uses:
Net cash used in operating activities	$(15,734)	$(18,512)
Net cash (used in) provided by investing activities	(45,827)	21,938
Net cash provided by financing activities	160	138
Net (decrease) increase in cash and cash equivalents	$(61,401)	$3,564

Operating Activities

Net cash used in operating activities of $15.7 million for the three months ended March 31, 2019 was primarily the result of our $17.7 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses. Non-cash expenses included add-backs of $4.1 million for share-based compensation and $0.1 million of depreciation of property and equipment, offset by $0.6 million of amortization of discount/premium on investments. The change in operating assets and liabilities includes an increase in accounts receivable of $1.1 million related to work on the BARDA contract and a decrease of $0.6 million in accounts payable and accrued liabilities. Net cash used in operating activities of $18.5 million for the three months ended March 31, 2018 was primarily the result of our $19.8 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses of $3.4 million for share-based compensation and $0.2 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease of $3.9 million in accounts payable and accrued liabilities, a decrease in accounts receivable of $1.3 million related to work on the BARDA contract and a decrease in prepaid expenses and other assets of $0.3 million.

Investing Activities

Net cash used in investing activities of $45.8 million for the three months ended March 31, 2019 was primarily the result of the purchase of $69.7 million in short-term investments partially offset by the maturity of $24.0 million in short-term investments. Net cash provided by investing activities of $21.9 million for the three months ended March 31, 2018 was primarily the result of the sales and maturities of $30.0 million in short-term investments partially offset by the purchase of $6.0 million in long-term investments and $2.0 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2019 was primarily the result of $0.2 million in proceeds from the exercise of stock options and stock purchases through our ESPP. Net cash provided by financing activities of $0.1 million for the three months ended March 31, 2018 was the result of $0.4 million in proceeds from stock purchases through our ESPP offset by $0.3 million of payments of deferred offering costs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed by us with the SEC on March 5, 2019.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three months ended March 31, 2019 or March 31, 2018.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2019, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.        RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 5, 2019.

Risks Related To Our Financial Condition and Need For Additional Capital

We are evaluating external assets to build our pipeline of product candidates and there can be no assurance that we will be successful in identifying or completing a transaction for a candidate, that any such transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.*

We are conducting a review of external assets that could be added to our pipeline of product candidates. In connection with this process, we may in-license or acquire one or more specific assets, engage in a merger or consolidation transaction, issue additional shares of our common stock, or engage in other potential actions designed to maximize stockholder value. Our review of external assets may not result in the identification or consummation of any transaction. The process of reviewing external opportunities may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating, negotiating, and consummating potential transactions. There can be no assurance that any potential transaction, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. In addition, once any potential transaction is consummated, we are likely to incur substantial costs associated with future development and testing of any new product candidate, which may require us to raise additional capital.

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing brincidofovir. We have incurred significant net losses in each year since our inception, including net losses of $17.7 million and $19.8 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of approximately $574.0 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial expenses as we seek to:

•
terminate our development activities of BCV for indications other than smallpox, including closing the AdAPT and IV studies of BCV; continue the development of brincidofovir for the treatment of smallpox as a medical countermeasure;

•	obtain regulatory approvals for brincidofovir;

•	scale-up manufacturing capabilities to commercialize brincidofovir for any indications for which we receive regulatory approval;

•	identify and in-license additional product candidates to expand our research and development pipeline;

•	maintain, expand and protect our intellectual property portfolio; and

•	continue our internal research and development efforts and seek to discover additional product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products with significant market potential. This will require us to be successful in a range of challenging activities, including acquiring or discovering product candidates, completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates, and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities.

To date, we have not obtained regulatory approval for any product candidate, and none of our product candidates have been commercialized. We may never succeed in developing or commercializing any product candidate. If we do not successfully develop or commercialize any product candidate, or if revenues from any products that do receive regulatory approvals are insufficient, we will not achieve profitability and our business may fail. Even if we successfully obtain regulatory approval to market a product candidate in the United States, our revenues are also dependent upon the size of markets outside of the United States, as well as our ability to obtain market approval and achieve commercial success outside of the United States.

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

Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize product candidates.*

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development, obtain the necessary regulatory approvals and commercialize product candidates. We do not anticipate generating revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining favorable results for and advancing the development of brincidofovir, including successfully completing clinical development of brincidofovir for smallpox;

•	obtaining United States and foreign regulatory approval(s) for brincidofovir;

•	generating, licensing or otherwise acquiring a pipeline of product candidates which progress to clinical development, regulatory approval, and commercialization.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of any product candidate is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of any product candidate is delayed because we are required by the FDA or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate, or we decide to conduct additional studies or trials for strategic reasons.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict with certainty the timing or amount of any increase in our anticipated development costs that will result should any additional trials be necessary.

In addition, any product candidate, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. Even if any product candidate is approved for commercial sale, we anticipate incurring significant costs in connection with commercialization. As a result, we cannot assure you that we will be able to generate revenues from sales of any approved product candidate, or that we will achieve or maintain profitability even if we do generate sales.

If we fail to obtain additional financing, we could be forced to delay, reduce or eliminate our product development programs, seek corporate partners for the development of our product development programs or relinquish or license on unfavorable terms, our rights to technologies or product candidates.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We believe that our existing capital available to fund operations will enable us to fund our current operating expenses and capital requirements for at least the next twelve months. Changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate, and our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or because the FDA or foreign regulatory authorities require us to perform studies or trials in addition to those that we currently anticipate. We are pursuing external opportunities to build our pipeline of product candidates, and we may need to raise additional funds if we identify additional product candidates other than brincidofovir, which we may obtain through one or more equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize brincidofovir or any other product candidate. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of brincidofovir or any other product candidate;

•	seek corporate partners for brincidofovir or any other product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects and on our ability to develop our product candidates.

 Risks Related To Clinical Development and Regulatory Approval

We currently have only one product candidate, brincidofovir, which is still under clinical development for the treatment of smallpox, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. We currently have only one product candidate, brincidofovir, which we continue to develop for the treatment of smallpox as a medical countermeasure. Until recently, we have been developing brincidofovir in commercial indications for the treatment and prevention of multiple DNA viruses. Our AdAPT trial was designed to study oral BCV as a treatment of adenovirus (AdV) in pediatric stem-cell transplant (HCT) patients with confirmed AdV infection. Concurrently, we have been conducting two Phase 2 studies of intravenous IV BCV in adult allogeneic HCT recipients with AdV (Study-210 and Study-211). In May 2019, we decided to discontinue both the oral and IV development programs of BCV in AdV and the associated clinical trials in order to conserve our cash resources while we pursue external opportunities to build our pipeline of product candidates.

There is no guarantee that our current or future clinical trials will be approved by regulators, and no guarantee that they will be completed or, if completed, will be successful, or if successful, will result in an approval for the sale of any of our product candidates. The success of brincidofovir will depend on several factors, including the following:

•	acceptance of data from our studies of oral brincidofovir in animal models by the FDA and foreign regulatory bodies;

•	receipt of marketing approvals from the FDA and corresponding regulatory authorities outside the United States;

•	establishing commercial manufacturing capabilities;

•	acceptance of the product, if approved for marketing;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

Through our continuing development contract with BARDA, we recently completed the in-life segment of our second rabbitpox efficacy study as well as a pivotal efficacy study in the mouse model (ectromelia virus). We believe that efficacy data from these models could support the approval of brincidofovir for the treatment of smallpox. The data from these trials is subject to on-going confirmatory studies and audit. In addition, we are preparing data necessary to bridge to a recommended human dose.

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

Any delay in obtaining, or an inability to obtain, regulatory approvals could prevent us from generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for brincidofovir, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend on the successful completion of clinical trials for our product candidates, including brincidofovir. The positive clinical results obtained for our product candidates in prior clinical studies may not be repeated in future clinical studies.*

Before obtaining regulatory approval for the sale of our product candidates, including brincidofovir, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

We rely on limited sources of supply for the drug component for brincidofovir, and any disruption in the chain of supply may cause delay in developing and commercializing brincidofovir.*

Manufacturing of drug components is subject to certain FDA and comparable foreign qualifications with respect to manufacturing standards. We are currently validating the drug substance manufacturing process at our selected contractor that will produce the commercial supply of drug substance and have selected commercial tablet and suspension manufacturers to optimize tablet and suspension formulation production to meet forecasted commercial demand. There can be no assurance that such transfer to the selected vendors will be successful. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors with the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of brincidofovir. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production.

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

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization of brincidofovir.*

We have a validated process for drug substance production for brincidofovir at a scale that is well in excess of our anticipated commercial scale. We are currently revalidating our drug substance process, and are in the process of revalidating our drug product processes, using our current commercial processes at our intended commercial scale with our intended commercial manufacturers.

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

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.*

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

The availability of our competitors’ products could affect the price we are able to charge, for brincidofovir and any other product candidate we develop. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, financial condition and prospects.

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

Risks Related to Our United States Government Contracts and Grants

All of our immediately foreseeable future revenues to support the development of brincidofovir for the treatment of smallpox are dependent upon our contract with the Biomedical Advanced Research and Development Authority (BARDA), and if we do not receive all of the funds under the BARDA contract we anticipate that we will suspend or terminate our smallpox program.*

Substantially all of our revenues that support the development of brincidofovir for the treatment of smallpox have been derived from prior government grants and our current development contract with BARDA. Our contract with BARDA is for the development of brincidofovir for the treatment of smallpox. It is divided into a base segment and four option segments. We substantially completed performance under the first option segment of the contract in August 2014 and are currently performing under the second and third option segments of the contract which are scheduled to end on August 1, 2019. Subsequent option segments are not subject to automatic renewal and are not exercisable at our discretion. There can be no assurance that we will reach agreement with BARDA on the most appropriate development pathway or that the FDA will ultimately agree with the experiments which we perform or the appropriateness of the results of these experiments for approval of brincidofovir for smallpox. In addition, there can be no assurance that any of the subsequent option segments will be exercised or that we will continue to receive revenues under this contract once the current option segments are completed. We do not anticipate continuing this program without ongoing support from BARDA.

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

Risks Related to Our Business Operations and Industry

We may not realize the expected benefits of our cost-saving initiatives.*

Reducing costs is a key element of our current business strategy. As a consequence of terminating development activities related to the oral and IV programs for BCV, we initiated a reduction to our workforce. Personnel reductions were initiated across our entire organization that have resulted in a remaining workforce of approximately 40 full-time employees. The principal objective of the reduction in workforce was to enable us to focus our financial resources on the continued development of brincidofovir for smallpox and the evaluation of external opportunities to build our pipeline of product candidates.

In connection with the reduction in workforce, we expect to record an aggregate charge related to one-time termination benefits of approximately $2.7 million in 2019. If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. Either of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

Increasing demand for compassionate use of our unapproved therapies could result in losses.

Recent media attention to individual patients' expanded access requests has resulted in the introduction of legislation at the local and national level referred to as "Right to Try" laws, such as the Right to Try Act, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future. In addition, during 2014, we were the target of an active and disruptive social media campaign related to a request for access to brincidofovir. If we experience similar social media campaigns in the future, we may experience significant disruption to our business which could result in losses.

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

We recently hired a new Chief Executive Officer and a new Chief Business Officer and our ability to successfully manage this transition and our recently announced corporate restructuring could impact our business.*

Effective April 8, 2019, we hired Michael Sherman as our President and Chief Executive Officer, and hired Michael Andriole as our Chief Business Officer. Leadership transitions can be difficult to manage and may cause disruptions to our operations. The leadership transition, coupled with our recently announced corporate restructuring, may also increase the likelihood of turnover among our employees and result in changes in our business strategy, which may create uncertainty and negatively impact our ability to execute our business strategy quickly and effectively. The leadership transition and restructuring may also impact our relationships with customers and suppliers, and create uncertainty among investors, employees, creditors and others concerning our future direction and performance. Any significant disruption, uncertainty or change in business strategy could adversely affect our business, financial condition and operating results.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that has occurred since December 2015, a large percentage of the options held by our employees are underwater. As of March 31, 2019, approximately 99% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of March 31, 2019, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 43% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Comprehensive tax reform could adversely affect our business and financial condition.*

On December 22, 2017, President Trump signed into law the Tax Act which significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses generated in taxable years beginning after December 31, 2017, to 80% of current year taxable income, elimination of most carrybacks of net operating losses arising in taxable years ending after December 31, 2017, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

10.1(3)	Agreement and Release, dated February 8, 2019, by and between the Registrant and M. Michelle Berrey.

10.2*(3)
Contract modification No. 55, dated January 10, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.3
Contract modification No. 56, dated March 5, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(2)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

(3)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867), filed with the SEC on March 5, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

May 9, 2019	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer

May 9, 2019	By:	/s/ Timothy W. Trost
Timothy W. Trost
Senior Vice President, Chief Financial Officer and Corporate Secretary