Form 10-Q
period 2019-09-30
CHIMERIX INC
filed 2019-11-05
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 61,382,263.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$19,349	$81,106
Short-term investments, available-for-sale	97,366	105,424
Accounts receivable	1,822	330
Prepaid expenses and other current assets	7,432	2,598
Total current assets	125,969	189,458
Property and equipment, net of accumulated depreciation	910	1,210
Operating lease right-of-use assets	836	—
Other long-term assets	36	46
Total assets	$127,751	$190,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,477	$4,691
Accrued liabilities	11,957	8,275
Total current liabilities	15,434	12,966
Lease-related obligations	369	144
Total liabilities	15,803	13,110

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2019 and December 31, 2018; 61,382,263 and 50,735,279 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	61	51
Additional paid-in capital	777,133	733,907
Accumulated other comprehensive gain (loss), net	89	(92)
Accumulated deficit	(665,335)	(556,262)
Total stockholders’ equity	111,948	177,604
Total liabilities and stockholders’ equity	$127,751	$190,714

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contract revenue	$1,958	$369	$5,752	$2,352
Operating expenses:
Research and development	7,453	11,892	34,795	39,963
General and administrative	4,024	5,187	18,022	18,575
Acquired in-process research and development	65,045	—	65,045	—
Total operating expenses	76,522	17,079	117,862	58,538
Loss from operations	(74,564)	(16,710)	(112,110)	(56,186)
Other (expense) income:
Interest income and other, net	834	631	3,037	1,668
Net loss	(73,730)	(16,079)	(109,073)	(54,518)
Other comprehensive loss:
Unrealized (loss) gain on debt investments, net	(36)	180	182	302
Comprehensive loss	$(73,766)	$(15,899)	$(108,891)	$(54,216)
Per share information:
Net loss, basic and diluted	$(1.26)	$(0.33)	$(2.04)	$(1.14)
Weighted-average shares outstanding, basic and diluted	58,457,110	48,172,354	53,519,207	47,875,895

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2018	$51	$733,907	$(92)	$(556,262)	$177,604
Share-based compensation	—	4,073	—	—	4,073
Exercise of stock options	—	13	—	—	13
Employee stock purchase plan purchases	—	170	—	—	170
Comprehensive loss:
Unrealized gain on investments, net	—	—	140	—	140
Net loss	—	—	—	(17,693)	(17,693)
Total comprehensive loss					(17,553)
Balance, March 31, 2019	$51	$738,163	$48	$(573,955)	$164,307
Share-based compensation	—	2,367	—	—	2,367
Exercise of stock options	—	17	—	—	17
Employee stock purchase plan purchases	—	—	—	—	—
Comprehensive loss:
Unrealized gain on investments, net	—	—	77	—	77
Net loss	—	—	—	(17,650)	(17,650)
Total comprehensive loss					(17,573)
Balance, June 30, 2019	$51	$740,547	$125	$(591,605)	$149,118
Share-based compensation	—	1,529	—	—	1,529
Exercise of stock options	—	13	—	—	13
Employee stock purchase plan purchases	—	154	—	—	154
Issuance of common stock, net of issuance costs	10	34,890	—	—	34,900
Comprehensive loss:
Unrealized gain on investments, net	—	—	(36)	—	(36)
Net loss	—	—	—	(73,730)	(73,730)
Total comprehensive loss					(73,766)
Balance, September 30, 2019	$61	$777,133	$89	$(665,335)	$111,948

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2017	$47	$709,514	$(963)	$(486,788)	$221,810
Share-based compensation	1	3,391	—	—	3,392
Exercise of stock options	—	60	—	—	60
Employee stock purchase plan purchases	—	358	—	—	358
Comprehensive loss:
Unrealized loss on investments, net	—	—	(103)	—	(103)
Net loss	—	—	—	(19,826)	(19,826)
Total comprehensive loss					(19,929)
Balance, March 31, 2018	$48	$713,323	$(1,066)	$(506,614)	$205,691
Share-based compensation	—	4,035	—	—	4,035
Exercise of stock options	—	55	—	—	55
Employee stock purchase plan purchases	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	225	—	225
Net loss	—	—	—	(18,613)	(18,613)
Total comprehensive loss					(18,388)
Balance, June 30, 2018	$48	$717,413	$(841)	$(525,227)	$191,393
Share-based compensation	—	3,181	—	—	3,181
Exercise of stock options	—	—	—	—	—
Employee stock purchase plan purchases	—	248	—	—	248
Issuance of common stock, net of issuance costs	3	10,218	—	—	10,221
Comprehensive loss:
Unrealized loss on investments, net	—	—	180	—	180
Net loss	—	—	—	(16,079)	(16,079)
Total comprehensive loss					(15,899)
Balance, September 30, 2018	$51	$731,060	$(661)	$(541,306)	$189,144

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(109,073)	$(54,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	451	691
Amortization of discount/premium on investments	(1,557)	(447)
Share-based compensation	7,969	10,608
Fair value of common stock issued for license agreement	34,900	—
Unrealized loss on equity investment	—	311
(Gain)/loss on sale of investments	31	—
Lease-related amortization	(57)	(44)
Changes in operating assets and liabilities:
Accounts receivable	(1,492)	1,350
Prepaid expenses and other assets	178	202
Accounts payable and accrued liabilities	(3,062)	(3,578)
Net cash used in operating activities	(71,712)	(45,425)

Cash flows from investing activities:
Purchases of property and equipment	(150)	(160)
Purchases of short-term investments	(130,351)	(59,259)
Purchases of long-term investments	—	(6,031)
Proceeds from sales of short-term investments	13,112	26,000
Proceeds from maturities of short-term investments	127,000	78,500
Net cash provided by investing activities	9,611	39,050

Cash flows from financing activities:
Proceeds from exercise of stock options	43	115
Proceeds from employee stock purchase plan	324	606
Proceeds from issuance of common stock, net of commissions	—	10,460
Payments of deferred offering costs	(23)	(363)
Net cash provided by financing activities	344	10,818
Net (decrease) increase in cash and cash equivalents	(61,757)	4,443
Cash and cash equivalents:
Beginning of period	81,106	18,548
End of period	$19,349	$22,991

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. The Company has two clinical-stage product candidates, dociparstat sodium (DSTAT) and brincidofovir (BCV). Dociparstat sodium is a potential first-in-class glycosaminoglycan biologic derived from porcine heparin that has low anticoagulant activity but retains the ability to inhibit activities of several key proteins implicated in the retention and viability of AML blasts and leukemic stem cells in the bone marrow during chemotherapy (e.g., CXCL12, selectins, HMGB1). Mobilization of AML blasts and leukemic stem cells from the bone marrow has been associated with enhanced chemosensitivity and may be a primary mechanism accounting for the observed increases in event-free survival (EFS) and overall survival (OS) in a Phase 2 study with DSTAT versus placebo. Randomized Phase 2 data suggests that DSTAT may also accelerate platelet recovery post chemotherapy via inhibition of platelet factor 4, a negative regulator of platelet production that impairs platelet recovery following chemotherapy. BCV is a lipid conjugate DNA polymerase inhibitor in development as a medical countermeasure for smallpox. The Company expects to continue its evaluation of external innovation in order to license, acquire or otherwise gain access to molecules that further broaden its pipeline of investigational agents in cancer or other serious diseases.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At September 30, 2019, the Company had cash equivalents including money market accounts, and at December 31, 2018, the Company had cash equivalents including money market accounts and U.S. Treasury securities, whose value is based on quoted market prices. At September 30, 2019 and December 31, 2018, the Company had short-term investments including U.S. Treasury securities, whose value is based on quoted market prices. Accordingly, these securities are classified as Level 1.

At December 31, 2018, the Company had short-term investments including stock of a U.S. corporation, ContraVir Pharmaceuticals (ContraVir). The Company's investment in ContraVir common stock was categorized as a Level 1 asset and had a value based on ContraVir's common stock value at December 31, 2018. The Company sold its investment in ContraVir in September 2019. For the three and nine months ended September 30, 2019, the Company recorded a realized loss related to the Company's investment in ContraVir common stock of approximately $3,000 and $33,000, respectively, and for the three and nine months ended September 30, 2018, the Company recorded an unrealized loss related to the Company's investment in ContraVir common stock of approximately $99,000 and $311,000, respectively, which was included in interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss.

At September 30, 2019, the Company had short-term investments including commercial paper and corporate bonds. At December 31, 2018, the Company had cash equivalents including commercial paper and corporate bonds, and short-term investments including commercial paper and corporate bonds. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	September 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$16,983	$16,983	$—	$—
Total cash equivalents	16,983	16,983	—	—
Short-term investments
U.S. treasury securities	23,213	23,213	—	—
Commercial paper	34,853	—	34,853	—
Corporate bonds	39,300	—	39,300	—
Total short-term investments	97,366	23,213	74,153	—
Total assets	$114,349	$40,196	$74,153	$—

	Fair Value Measurements
	December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$30,726	$30,726	$—	$—
U.S. treasury securities	11,482	11,482	—	—
Commercial paper	29,677	—	29,677	—
Corporate bonds	4,008	—	4,008	—
Total cash equivalents	75,893	42,208	33,685	—
Short-term investments
U.S. treasury securities	12,589	12,589	—	—
Common stock of U.S. corporation	38	38	—	—
Commercial paper	60,114	—	60,114	—
Corporate bonds	32,683	—	32,683	—
Total short-term investments	105,424	12,627	92,797	—
Total assets	$181,317	$54,835	$126,482	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued research and development expenses	$2,683	$4,525
Accrued compensation	3,139	2,469
Other accrued liabilities	1,054	1,168
Deferred revenue	5,081	113
Total accrued liabilities	$11,957	$8,275

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of BCV as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. Currently, option segments 1 through 3 have been exercised. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and 4 option segments) within this agreement, each of which has a single performance obligation. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. The progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred. The base segment and first option segment were completed prior to adoption of ASC 606. The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second option and third option segments are scheduled to end on May 31, 2020.

SymBio Pharmaceuticals

On September 30, 2019, the Company entered into a license agreement with SymBio Pharmaceuticals Limited (SymBio) for the exclusive worldwide rights to develop, manufacture and commercialize BCV for all human indications, excluding the prevention and treatment of orthopoxviruses, including smallpox. The Company assessed the agreement in accordance with the authoritative guidance and concluded that the SymBio contract includes multiple performance obligations, which have not been fulfilled as of September 30, 2019. The SymBio contract has one fixed transaction amount of a $5.0 million upfront payment due to the Company on or before October 22, 2019 and several variable transaction amounts, up to $180 million, due to the Company at certain regulatory and commercial milestones, along with low double-digit royalties, due to the Company on annual net sales. All variable transaction amounts are fully constrained, therefore the allocated transaction price is $5.0 million. The majority of the transaction price of the contract has been allocated to the combined performance obligation of the granting of the license to BCV and associated technology transfer and will be recognized when the technology transfer is complete, which is expected to occur in the fourth quarter of 2019. The revenue from regulatory and commercial milestones and royalties from net sales will be recognized upon occurrence of the triggering events or when those transaction amounts are no longer fully constrained. At September 30, 2019, the Company recorded a $5.0 million receivable due from SymBio in prepaid expenses and other current assets and $5.0 million of deferred revenue in accrued liabilities.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2019, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and nine months ended September 30, 2019 and 2018.

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

Note 2. Investments

The following tables summarize the Company's debt investments (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$39,249	$54	$(3)	$39,300
U.S. treasury securities	23,191	22	—	23,213
Commercial paper	34,837	18	(2)	34,853
Total investments	$97,277	$94	$(5)	$97,366

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$32,724	$—	$(41)	$32,683
Commercial paper	60,159	—	(45)	60,114
U.S. treasury securities	12,592	—	(3)	12,589
Total investments	$105,475	$—	$(89)	$105,386

The following tables summarize the Company's debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	September 30, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$2,493	$(3)	$—	$—	$2,493	$(3)
Commercial paper	$4,946	$(2)	$—	$—	$4,946	$(2)
Total	$7,439	$(5)	$—	$—	$7,439	$(5)
Number of securities with unrealized losses		3		—		3

	December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$32,683	$(41)	$—	$—	$32,683	$(41)
Commercial paper	60,114	(45)	—	—	60,114	(45)
U.S. treasury securities	12,589	(3)	—	—	12,589	(3)
Total	$105,386	$(89)	$—	$—	$105,386	$(89)
Number of securities with unrealized losses		36		—		36

The Company periodically reviews available-for-sale debt investments for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At September 30, 2019, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale debt investments in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three and nine months ended September 30, 2019 and 2018. Unrealized gains and losses on debt investments are recorded to unrealized (loss) gain on investments, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at September 30, 2019 (in thousands):

Maturing in one year or less	$97,366
Maturing after one year through two years	—
Total debt investments	$97,366

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2021. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company's discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company's operating leases as of September 30, 2019 was 1.52 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $187,000 and $180,000, respectively, for the three months ended September 30, 2019 and 2018, and $563,000 and $531,000 for the nine months ended September 30, 2019 and 2018, respectively.

The discount rate implicit within the Company's leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of September 30, 2019, the operating lease liabilities reflect a weighted-average discount rate of 13.06%.

The following table sets forth the operating lease right-of-use assets and liabilities as of September 30, 2019 (in thousands):

Assets
Operating Lease Right-of-Use Assets	$836

Liabilities
Operating Lease Short-term Liabilities (recorded within Accrued liabilities)	$630
Operating Lease Long-term Liabilities (recorded within Lease-related obligations)	352
Total Operating Lease Liabilities	$982

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of September 30, 2019
2019	$176
2020	719
2021	182
Total future minimum rental payments	$1,077
Less amount of lease payments representing interest	95
Total present value of lease payments	$982

As of December 31, 2018, future minimum payments under operating leases under ASC 840 were as follows (in thousands):

Years Ending December 31,	As of December 31, 2018
2019	$786
2020	797
2021	235
Total future minimum rental payments	$1,818

For the three months ended September 30, 2019 and 2018, the Company made lease payments of approximately $188,000 and $189,000, respectively, and for the nine months ended September 30, 2019 and 2018, the Company made lease payments of approximately $574,000 and $559,000, respectively, which are included in operating cash flows.

Sublease

The Company subleases 3,537 square feet of its office space under a non-cancelable operating lease that expires in February 2021. For the three and nine months ended September 30, 2019, the Company recognized approximately $18,000 and $53,000 of income in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2018, the Company recognized approximately $18,000 and $53,000 of a reduction of rent expense in operating expenses on the Consolidated Statement of Operations and Comprehensive Loss. Total future minimum rentals under the non-cancelable operating sublease are presented below (in thousands):

Years Ending December 31,	As of September 30, 2019
2019	$19
2020	81
2021	14
Total future minimum sublease rentals	$114

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA, the sole source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement had been made as of September 30, 2019 and December 31, 2018.

Note 4. Equity Transactions and Share-based Compensation

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2019, the common stock reserved for issuance under the 2013 Plan was automatically increased by 2.0 million shares. As of September 30, 2019, there was a total of 1.9 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 5,000 and 19,000 shares of common stock pursuant to the exercise of stock options during the three and nine months ended September 30, 2019, respectively.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 3.1 million shares of common stock to be purchased under the ESPP, of which 2.3 million shares remained available for purchase as of September 30, 2019. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). On January 1, 2019, the common stock reserved for issuance under the ESPP was automatically increased by an additional 422,535 shares.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued 96,000 shares of common stock pursuant to the ESPP during the three months ended September 30, 2019. The Company issued approximately 209,000 shares of common stock pursuant to the ESPP during the nine months ended September 30, 2019. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued approximately 50,000 and 419,000 shares of common stock pursuant to the vesting of RSUs during the three and nine months ended September 30, 2019, respectively.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expense	$901	$1,370	$3,170	$4,226
General and administrative expense	628	1,811	4,799	6,382
Total share-based compensation expense	$1,529	$3,181	$7,969	$10,608

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

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2019 as the Company incurred losses for the nine month period ended September 30, 2019, and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2019. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

Due to the Company's history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company cannot currently support that realization of its deferred tax assets is more likely than not. However, the Company feels its deferred tax assets may be used upon the Company becoming profitable.

At September 30, 2019, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 6. Significant Agreements

The Regents of the University of California

In May 2002, the Company entered into a license agreement with The Regents of the University of California (UC) under which the Company obtained an exclusive, worldwide license to UC’s patent rights in certain inventions (the UC Patent Rights) related to lipid-conjugated antiviral compounds and their use, including certain patents relating to BCV. The license agreement was terminated effective September 29, 2019. The termination of the license to the UC Patent Rights does not affect the Chimerix solely-owned patents covering BCV composition of matter that currently are set to expire in 2034.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of BCV as a medical countermeasure in the event of a smallpox release. Under the contract, BARDA will reimburse the Company, plus pay a fixed fee, for the research and development of BCV as a broad-spectrum therapeutic antiviral for the treatment of smallpox infections. The contract consists of an initial performance period, referred to as the base performance segment, plus up to four extension periods, referred to as option segments, each of which may be exercised at BARDA’s sole discretion. The Company must complete the agreed upon milestones and deliverables in each discrete work segment before the next option segment is eligible to be exercised. Under the contract as currently in effect, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees.

The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on May 31, 2020. Of the $75.8 million in expense reimbursement and $5.3 million in fees that the Company may receive, approximately $74.3 million in expense reimbursement and fees has been funded. As of September 30, 2019, of the total funding the Company had invoiced an aggregate of $68.3 million with respect to the base performance segment and the first three option segments. For the three months ended September 30, 2019 and 2018, the Company recognized revenue under this contract of $2.0 million and $0.4 million, respectively, and for the nine months ended September 30, 2019 and 2018, the Company recognized revenue under this contract of $5.8 million and $2.4 million, respectively.

License and Development Agreement with Cantex Pharmaceuticals, Inc.

On July 26, 2019, the Company entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize, for any and all uses, a glycosaminoglycan biologic known as DSTAT, which is currently being studied for the treatment of acute myeloid leukemia. Under the terms of the license agreement, the Company will be responsible for, and bear the future costs of, worldwide development and commercialization of DSTAT. In connection with the transaction, Cantex assigned to the Company all of its rights under its DSTAT supply agreements, including its bulk API agreement with Scientific Protein Laboratories LLC (SPL), pursuant to which SPL will exclusively produce DSTAT for the Company through October 2030.

In consideration for the license rights, the Company made an upfront cash payment of $30.0 million to Cantex and issued to Cantex 10.0 million shares of its common stock. For the three and nine months ended September 30, 2019, the Company recognized $65.0 million of acquired in-process research and development expenses for the $30.0 million upfront cash payment, the fair value of the 10.0 million shares of common stock issued to Cantex and $0.1 million of transaction costs. The license agreement obligates the Company to pay Cantex regulatory milestone payments of up to $202.5 million upon receipt of product approvals in the United States, the European Union and Japan, and sales milestone payments of up to $385.0 million upon achievement of specified net sales levels. The Company also agreed to pay Cantex tiered royalties based on percentages of net sales beginning at 10% and not to exceed the high-teens.

SymBio Pharmaceuticals

On September 30, 2019, the Company entered into a license agreement with Symbio for the exclusive worldwide rights to develop, manufacture and commercialize BCV for all human indications, excluding the prevention and treatment of orthopoxviruses, including smallpox. Under the terms of the license agreement, SymBio will be responsible for, and bear the future costs of, worldwide development and commercialization of BCV in the licensed indications. Either party may terminate the license agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. SymBio may also terminate the license agreement without cause on a country-by-country basis upon ninety days' prior notice.

In exchange for the license to BCV rights, the Company is due an upfront payment of $5.0 million on or before October 22, 2019. In addition, the Company is eligible to receive up to $180.0 million in clinical, regulatory and commercial milestones worldwide, as well as low double-digit royalties and additional milestones based on commercial sales. At September 30, 2019, the Company had a $5.0 million receivable due from SymBio recorded in Prepaid expenses and other current assets and a $5.0 million deferred revenue balance recorded in Accrued liabilities.

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

Note 7. Restructuring Costs

In May 2019, the Company made the decision to discontinue the development of oral and IV BCV development programs for the treatment of Adenovirus (AdV) in stem-cell transplant (HCT) patients. The Company's development efforts with respect to BCV are now focused on the treatment of smallpox. As a result, the Company restructured its operations, which included a reduction in workforce of 43 full-time employees and the accrual of expenses to close-out the clinical trials for the oral and IV development programs of BCV in AdV (study 210, study 211, AdAPT) and other supportive BCV development programs. The Company recorded charges for one-time employee termination benefits of $3.3 million, contract close-out costs of $2.7 million, and other BCV development costs of $0.3 million during the nine months ended September 30, 2019. The $2.7 million of contract close-out costs were recorded through an increase in liabilities of $2.1 million with the remainder recognized through the expensing of prepaid balances. As of September 30, 2019, the Company had a clinical trial accrual balance related to the AdAPT, 210 and 211 trial terminations of $0.4 million and other development costs accrual balance of $0.1 million, which are expected to be substantially paid by the end of the year. As of September 30, 2019, the Company had a severance accrual balance of $0.5 million, which is expected to be fully paid by June 2020.

The following table summarizes the restructuring charges (in thousands) recorded for the nine months ended September 30, 2019:

	Employee Termination Benefits	Clinical Trial Close-out Costs	Other Development Costs	Total
Research and development	1,426	2,680	316	4,422
General and administrative	1,909	—	—	1.909
Total restructuring expenses	3,335	2,680	316	6,331

The following table sets forth the accrual activity for employee termination benefits and contract close-out costs (in thousands) for the three and nine months ended September 30, 2019. No additional charges are expected to be incurred.

	Employee Termination Benefits	Clinical Trial Close-out Costs	Other Development Costs	Total
Balance at June 30, 2019	1,784	2,062	315	4,161
Revised estimates	—	36	1	37
Payments	(1,294)	(1,664)	(169)	(3,127)
Balance at September 30, 2019	490	434	147	1,071

	Employee Termination Benefits	Clinical Trial Close-out Costs	Other Development Costs	Total
Balance at January 1, 2019	—	—	—	—
Accruals	3,335	2,131	315	5,781
Revised estimates	—	36	1	37
Payments	(2,845)	(1,733)	(169)	(4,747)
Balance at September 30, 2019	490	434	147	1,071

In addition to the approximately $37,000 of revised estimates to accrued liabilities, the Company revised estimates of prepaid clinical trial balances included in prepaid expenses and other current assets, which resulted in the reduction of clinical trial close-out costs by approximately $193,000 for the three and nine months ended September 30, 2019.

Note 8. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2019, and events which occurred subsequently but were not recognized in the financial statements.

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

OVERVIEW

Chimerix is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. The two clinical-stage development programs are dociparstat sodium (DSTAT) and brincidofovir (BCV).

Dociparstat sodium is a potential first-in-class glycosaminoglycan biologic derived from porcine heparin that has low anticoagulant activity but retains the ability to inhibit activities of several key proteins implicated in the retention and viability of AML blasts and leukemic stem cells in the bone marrow during chemotherapy (e.g., CXCL12, p-selectin, HMGB1, galectin-3). Mobilization of AML blasts and leukemic stem cells from the bone marrow has been associated with enhanced chemosensitivity and may be a primary mechanism accounting for the observed increases in EFS and OS in Phase 2 with DSTAT versus placebo. Randomized Phase 2 data suggests that DSTAT may also accelerate platelet recovery post chemotherapy via inhibition of platelet factor 4, a negative regulator of platelet production that impairs platelet recovery following chemotherapy. BCV is a lipid conjugate DNA polymerase inhibitor in development as a medical countermeasure for smallpox. We expect to continue our evaluation of external innovation in order to license, acquire or otherwise gain access to molecules that further broaden our pipeline of investigational agents in cancer or other serious diseases.

Recent Developments

Dociparstat for First-Line Acute Myeloid Leukemia (AML)

In July 2019 we entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which we acquired exclusive worldwide rights to develop and commercialize DSTAT, for any and all uses. DSTAT is a potential first-in-class glycosaminoglycan biologic derived from porcine heparin that has low anticoagulant activity, but retains the ability to inhibit activities of several key proteins implicated in the retention and viability of AML blasts and leukemic stem cells in the bone marrow during chemotherapy (e.g., CXCL12, selectins, HMGB1). Under the terms of the license agreement, we will be responsible for, and bear the future costs of, worldwide development and commercialization of DSTAT.

In consideration for the license rights, we made an upfront cash payment of $30.0 million and issued 10,000,000 shares of our common stock to Cantex. The license agreement obligates us to pay Cantex regulatory milestone payments of up to $202.5 million upon receipt of product approvals in the United States, the European Union and Japan, and sales milestone payments of up to $385.0 million upon achievement of specified net sales levels. We also agreed to pay Cantex tiered royalties based on percentages of net sales beginning at 10% and not to exceed the high-teens.

DSTAT has received Fast Track and Orphan Drug Designations from the U.S. Food and Drug Administration for the treatment of AML.

In October 2019, we presented final results from the recently completed Phase 2b, randomized control trial of DSTAT in AML. The study evaluated DSTAT (4 mg/kg intravenous (IV) bolus followed by either 0.125 or 0.25 mg/kg/hr continuous IV infusion for 7 days) in combination with standard 7+3 chemotherapy versus chemotherapy alone in 75 subjects greater than 60 years of age with newly diagnosed AML. An analysis of the intent-to-treat (ITT) population in this study indicated that patients receiving DSTAT 0.25 mg/kg/hr exhibited improved hazard ratios for event-free survival (EFS, 0.67), overall survival (OS, 0.68) and relapse free-survival (RFS, 0.45) when compared to control patients. Complete response rates (CR/CRi) were similar between the arms. An analysis of subjects meeting the likely target inclusion criteria for the Phase 3 study, which excludes patients with feasible cytogenetics or secondary AML, indicated improved hazard ratios for DSTAT 0.25 mg/kg/hr versus control for EFS (0.58,Fig. 1), OS (0.51,Fig. 2), and RFS (0.39,Fig. 3).

Response Summary	% CR/CRi(a-c)
High Dose Arm	70% (14/20)
Control Arm	68% (13/19)
Reported Rates in the Literature ~ 50%

(a)	Complete Response (CR) or Complete Response without complete hematologic recovery (CRi)

(b)	CR/CRi was with bone marrow (BM) biopsy at day 14 or beyond and where less than 5% blasts were present

(c)	Responses and Kaplan-Meier curves do not include sub therapeutic low-dose arm

(a)    Relapse-Free Survival = survival without relapse following induction success (CR/CRi)
(b)    Responses and Kaplan-Meier curves do not include subtherapeutic low-dose arm

Combination treatment with 7+3 chemotherapy and DSTAT did not show significant added toxicity at the 0.125 or 0.25 mg/kg/hr doses. The most common serious adverse event in the DSTAT arm was febrile neutropenia. DSTAT also showed signs of accelerating platelet and neutrophil recovery following chemotherapy, consistent with the reported DSTAT inhibition of platelet factor 4, a negative regulator of platelet production that impairs platelet recovery following chemotherapy.

We plan to initiate a Phase 3 clinical trial of DSTAT for the treatment of AML in mid-2020, subject to an end-of-phase 2 meeting with the U.S. FDA expected to occur in early 2020.

Oral Brincidofovir for the Treatment of Smallpox

We intend to conduct a pre-NDA meeting with the FDA in the first quarter of 2020 and submit marketing applications for BCV in mid-2020, contingent upon final audited results of the animal efficacy studies and the finalization of animal PK analysis necessary to bridge to a recommended human dose. Earlier this year, we reported statistically significant and clinically meaningful reduction in mortality from GLP mousepox and rabbitpox studies. Data from these studies are intended to address the requirement under the FDA’s Animal Efficacy Rule for two different animal models of efficacy.

Data from these studies are intended to address the requirement under the FDA’s Animal Efficacy Rule for two different animal models of efficacy. Further confirmatory analyses (e.g. secondary endpoints) of these studies are currently underway.

License and Development Agreement with SymBio Pharmaceuticals, Ltd.

On September 30, 2019, we entered into a license agreement with SymBio Pharmaceuticals, Ltd. (SymBio) for the development and commercialization of BCV for all human indications with the exception of orthopoxviruses, including smallpox. In consideration for the license, we are due an upfront payment of $5.0 million with the potential for future clinical, regulatory and commercial milestones up to $180.0 million. In addition, we are eligible to receive low double-digit royalties on net sales of BCV worldwide.

Business Development Review

In addition to our recently completed transaction with Cantex, management is continuing to conduct a review and assessment of potential transaction opportunities with the goal of building our product candidate pipeline, including, but not limited to, licensing, merger or acquisition transactions, issuing or transferring shares of common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at maximizing stockholder value. There can be no assurance that this review will result in the identification or consummation of any additional transaction.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from a government grant and contract and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at our discretion. The contract is a cost plus fixed fee development contract. Under the contract as currently in effect, we may cumulatively receive up to $75.8 million in expense reimbursement and $5.3 million in fees if the remaining option segment is exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on May 31, 2020. Of the $75.8 million expense reimbursement and $5.3 million in fees that we may receive, approximately $74.3 million in expense reimbursement and fees has been funded. As of September 30, 2019, of the total funding the Company had invoiced an aggregate of $68.3 million with respect to the base performance segment and the first three option segments. Under the BARDA contract, we recognized revenue of $2.0 million and $0.4 million during the three months ended September 30, 2019 and 2018, respectively, and we recognized revenue of $5.8 million and $2.4 million during the nine months ended September 30, 2019 and 2018, respectively.

In September 2019, we entered into a license agreement with SymBio for worldwide rights to develop, manufacture and commercialize BCV in all human indications, excluding the use for treatment of orthopoxviruses, including smallpox. Under the contract, we received a $5.0 million upfront payment in October 2019 and could receive up to an additional $180.0 million in potential regulatory and commercial milestones. As of September 30, 2019, we had not recognized revenue under this agreement. The majority of the upfront payment will be recognized when the technology transfer is complete, which is expected to occur in the fourth quarter of 2019. The revenue from regulatory and commercial milestones and royalties from net sales will be recognized upon occurrence of the triggering events.

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

•	payments to third-party manufacturers, which produce, test and package drug substance and drug product (including continued testing of process validation and stability);

•	costs related to legal and compliance with regulatory requirements; and

•	license fees for and milestone payments related to licensed products and technologies.

The table below summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct research and development expenses	$3,730	$6,290	$18,680	$21,718
Research and development personnel costs - excluding stock-based compensation	2,025	3,197	10,283	9,971
Research and development personnel costs - stock-based compensation	901	1,370	3,171	4,226
Indirect research and development expenses	797	1,035	2,661	4,048
Total research and development expenses	$7,453	$11,892	$34,795	$39,963

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

Dociparstat sodium (DSTAT)

In July of 2019, we acquired DSTAT from Cantex Pharmaceuticals. In connection with the transaction we recorded a total of $65.0 million in expense. This is comprised of a $30.0 million upfront payment, $34.9 million in stock-based compensation and $0.1 million in transaction costs. To date, we have incurred minimal research and development costs in connection with the program. As we continue to focus on the development of DSTAT for first-line treatment of AML patients, we expect research and development expense to increase. We plan to initiate a Phase 3 trial in AML in mid-2020.

Brincidofovir

We are developing BCV for the treatment of smallpox. Under our cost plus fixed fee BARDA contract we incurred expense in connection with the development of orthopoxvirus animal models, the demonstration of efficacy and pharmacokinetics of BCV in the animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and BCV 100 mg tablets.

Historically, the majority of our research and development efforts have been focused on completing our Phase 3 trial of BCV for prevention of CMV in HCT recipients (SUPPRESS), our trial of BCV as a treatment for AdV (AdVise), the AdAPT study in pediatric HCT recipients and our other clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of BCV for approval in the United States and equivalent health authority approval outside the United States. In May 2019, we discontinued both the oral and IV development programs of BCV in AdV and the associated clinical trials.

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

Interest Income and Other, Net

Interest income and other, net consists primarily of interest earned on our cash, cash equivalents, short-term investments and long-term investments and decreases in fair value as well as realized losses of our investment in ContraVir Pharmaceuticals common stock.

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $1.5 million and $3.2 million was recognized in the three months ended September 30, 2019 and 2018, respectively, and $8.0 million and $10.6 million was recognized in the nine months ended September 30, 2019 and 2018, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 5, 2019. There have been no material changes during the nine months ended September 30, 2019 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Acquired In-Process Research and Development (IPR&D) Expense

We have acquired and may continue to acquire the rights to develop and commercialize new drug candidates. In accordance with Accounting Standards Codification, or ASC, Subtopic 730-10-25, Accounting for Research and Development Costs, the up-front payments to acquire a new drug compound, as well as future milestone payments when paid or payable, are immediately expensed as acquired IPR&D in transactions other than a business combination provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Upon obtaining regulatory approval for marketing, any subsequent milestone payments may be capitalized and amortized over the life of the asset.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and September 30, 2018, together with the changes in those items (in thousands, except percentages):

	Three Months Ended September 30,		Dollar Change	% Change
	2019	2018	Increase/(Decrease)
Contract revenue	$1,958	$369	$1,589	430.6%
Operating expenses:
Research and development	7,453	11,892	(4,439)	(37.3)%
General and administrative	4,024	5,187	(1,163)	(22.4)%
Acquired in-process research and development	65,045	—	65,045	*
Total operating expenses	76,522	17,079	59,443	348.0%
Loss from operations	(74,564)	(16,710)	(57,854)	346.2%
Other (expense) income:
Interest income and other, net	834	631	203	32.2%
Net loss	$(73,730)	$(16,079)	$(57,651)	358.5%

* Not meaningful or not calculable

Contract Revenue

For the three months ended September 30, 2019, total contract revenue increased to $2.0 million compared to $0.4 million for the three months ended September 30, 2018. This change is related to an increase in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the three months ended September 30, 2019, our research and development expenses decreased to $7.5 million compared to $11.9 million for the three months ended September 30, 2018. The decrease of $4.4 million, or 37.3%, is primarily related to the following:

•	a decrease of $4.9 million mainly related to the discontinuation of both the oral and IV BCV development programs and CMX521 for norovirus;

•	a decrease of $1.5 million in compensation expenses as headcount was reduced as part of the Company's restructuring activities in May 2019; offset by

•	an increase of $2.1 million in expenses primarily related to the conduct of animal studies in the smallpox program.

General and Administrative Expenses

For the three months ended September 30, 2019, our general and administrative expenses decreased to $4.0 million compared to $5.2 million for the three months ended September 30, 2018. The decrease of $1.2 million, or 22.4%, is primarily related to the following:

•	a decrease of $1.6 million in compensation expenses due to the Company's restructuring activities in May 2019; and

•	a decrease of $0.4 million in expenses related to commercial readiness; offset by

•	an increase of $1.0 million related to business development expenses and to out-license BCV for non-smallpox indications.

Acquired In-Process Research and Development

We recorded $65.0 million of acquired in-process research and development expenses for the three months ended September 30, 2019, which included $30.0 million for an upfront payment to Cantex, $34.9 million related to the fair value of common stock issued to Cantex, and $0.1 million related to Cantex transaction costs consisting primarily of legal and professional fees.

Interest Income and Other, Net

For the three months ended September 30, 2019, our interest income increased to $0.8 million compared to $0.6 million for the three months ended September 30, 2018. This increase is attributable to increased interest earned on our cash and investments.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and September 30, 2018, together with the changes in those items (in thousands except percentages):

	Nine Months Ended September 30,		Dollar Change	% Change
	2019	2018	Increase/(Decrease)
Contract revenue	$5,752	$2,352	$3,400	144.6%
Operating expenses:
Research and development	34,795	39,963	(5,168)	(12.9)%
General and administrative	18,022	18,575	(553)	(3.0)%
Acquired in-process research and development	65,045	—	65,045	*
Total operating expenses	117,862	58,538	59,324	101.3%
Loss from operations	(112,110)	(56,186)	(55,924)	99.5%
Other (expense) income:
Interest income and other, net	3,037	1,668	1,369	82.1%
Net loss	$(109,073)	$(54,518)	$(54,555)	100.1%

* Not meaningful or not calculable

Contract Revenue

For the nine months ended September 30, 2019, total contract revenue increased to $5.8 million compared to $2.4 million for the nine months ended September 30, 2018. The increase of $3.4 million, or 144.6%, is related to an increase in reimbursable expenses under our contract with BARDA.

Research and Development Expenses

For the nine months ended September 30, 2019, our research and development expenses decreased to $34.8 million compared to $40.0 million for the nine months ended September 30, 2018. The decrease of $5.2 million, or 12.9%, is primarily related to the following:

•	a decrease of $6.5 million in expenses related to the discontinuation of both the oral and IV BCV development programs and CMX521 for norovirus;

•	a decrease of $1.3 million in legal fees and operational expenses; and

•	a decrease of $0.6 million in compensation expenses; offset by

•	an increase of $3.1 million in expenses primarily related to the conduct of animal studies in the small pox program.

General and Administrative Expenses

For the nine months ended September 30, 2019, our general and administrative expenses decreased to $18.0 million compared to $18.6 million for the nine months ended September 30, 2018. The decrease of $0.6 million, or 3.0%, is primarily related to the following:

•	a decrease of $2.7 million in expenses related to commercial readiness; offset by

•	an increase of $1.8 million related to business development expenses and to out-license BCV for non-smallpox indications.

Acquired In-Process Research and Development

We recorded $65.0 million of acquired in-process research and development expenses for the three months ended September 30, 2019, which included $30.0 million for an upfront payment to Cantex, $34.9 million related to the fair value of common stock issued to Cantex, and $0.1 million related to Cantex transaction costs consisting primarily of legal and professional fees.

Interest Income and Other, Net

For the nine months ended September 30, 2019, our interest income and other, net increased to $3.0 million compared to $1.7 million for the nine months ended September 30, 2018. This increase is attributable to increased interest earned on our cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had capital available to fund operations of approximately $116.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of September 30, 2019, we had an accumulated deficit of $665.3 million. We anticipate that we will continue to incur losses for at least the next several years.

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

We cannot assure that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs, and any launch and other commercialization expenses for any of our products that may receive marketing approval. We cannot assure you that we will successfully develop or commercialize our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

We believe that our existing cash, cash equivalents, and investments will enable us to fund our current operating expenses and capital requirements for at least the next 12 months. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash sources and uses:
Net cash used in operating activities	$(71,712)	$(45,425)
Net cash provided by investing activities	9,611	39,050
Net cash provided by financing activities	344	10,818
Net (decrease) increase in cash and cash equivalents	$(61,757)	$4,443

Operating Activities

Net cash used in operating activities of $71.7 million for the nine months ended September 30, 2019 was primarily the result of our $109.1 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease of $3.1 million in accounts payable and accrued liabilities, an increase in accounts receivable of $1.5 million related to work on the BARDA contract, partially offset by a decrease in prepaid expenses and other assets of $0.2 million. Non-cash expenses included add-backs of $34.9 million for the fair value of common stock issued in relation to the Cantex license agreement, $8.0 million for share-based compensation and $0.5 million of depreciation of property and equipment, offset by $1.6 million of amortization of discount/premium on investments. Net cash used in operating activities of $45.4 million for the nine months ended September 30, 2018 was primarily the result of our $54.5 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses of $10.6 million for share-based compensation and $0.7 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease of $3.6 million in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable of $1.4 million related to work on the BARDA contract.

Investing Activities

Net cash provided by investing activities of $9.6 million for the nine months ended September 30, 2019 was primarily the result of the maturity of $127.0 million in short-term investments and the sale of $13.1 million in short-term investments, partially offset by the purchase of $130.4 million in short-term investments. Net cash provided by investing activities of $39.1 million for the nine months ended September 30, 2018 was primarily the result of the sales and maturities of $104.5 million in short-term investments partially offset by the purchase of $59.3 million in short-term investments and $6.0 million in long-term investments.

Financing Activities

Net cash provided by financing activities of $0.3 million for the nine months ended September 30, 2019 was primarily the result of $0.4 million in proceeds from the exercise of stock options and stock purchases through our ESPP. Net cash provided by financing activities of $10.8 million for the nine months ended September 30, 2018 was the result of $10.5 million in proceeds from issuance of common stock, $0.7 million in proceeds from the exercise of stock options and stock purchases through our ESPP offset by $0.4 million of payments of deferred offering costs.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and nine months ended September 30, 2019 or September 30, 2018.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2019, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Financial Condition and Need For Additional Capital

We are evaluating external assets to build our pipeline of product candidates and there can be no assurance that we will be successful in identifying or completing a transaction for a candidate, that any such transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.*

Earlier this year, we initiated a review of external assets that could be added to our pipeline of product candidates. In July 2019, in connection with this process, we entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which we acquired exclusive worldwide rights to develop and commercialize, for any and all uses, a glycosaminoglycan biologic known as dociparstat (DSTAT), which is currently being studied for the treatment of acute myeloid leukemia (AML) and, potentially, other serious diseases. Under the terms of the license agreement, we will be responsible for, and bear the future costs of, worldwide development and commercialization of DSTAT. These costs will be substantial, and we may require additional capital in order to pursue the development and commercialization of DSTAT as planned. Moreover, the anticipated benefits of our license to DSTAT may never be realized due to the various risks and uncertainties associated with drug development detailed elsewhere in the following risk factors.

In addition to DSTAT, we may in-license or acquire additional assets, engage in a merger or acquisition transaction, issue additional shares of our common stock, or engage in other potential actions designed to maximize stockholder value. Our continuing review of external assets may not result in the identification or consummation of any transaction. The process of reviewing external opportunities may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating, negotiating, and consummating potential transactions. There can be no assurance that any potential additional transaction, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. In addition, once any potential additional transaction is consummated, we are likely to incur substantial costs associated with future development and testing of any new product candidate, which may require us to raise additional capital.

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing DSTAT for the treatment of AML and brincidofovir (BCV) for the treatment of smallpox. We have incurred significant net losses in each year since our inception, including net losses of $109.1 million and $54.5 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $665.3 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial expenses as we seek to:

•	initiate development and manufacturing activities of DSTAT for the treatment of AML and other potential indications;

•	terminate our development activities of BCV for indications other than smallpox, including closing the AdAPT and IV studies of BCV;

•	continue the development of BCV for the treatment of smallpox as a medical countermeasure;

•	obtain regulatory approvals for DSTAT and BCV;

•	scale-up manufacturing capabilities to commercialize DSTAT and BCV in the event we receive regulatory approval;

•	identify and in-license additional product candidates to expand our research and development pipeline;

•	maintain, expand and protect our intellectual property portfolio; and

•	continue our internal research and development efforts and seek to discover additional product candidates.

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

•	obtaining favorable results for and advancing the development of DSTAT for the treatment of AML and BCV for the treatment of smallpox;

•	obtaining United States and foreign regulatory approval(s) for DSTAT and BCV;

•	generating, licensing or otherwise acquiring a pipeline of product candidates which progress to clinical development, regulatory approval, and commercialization.

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

In July 2019, we entered into a License and Development Agreement with Cantex in which we acquired an exclusive worldwide license to develop and commercialize DSTAT. We plan to initiate a Phase 3 clinical trial of DSTAT for the treatment of AML in mid-2020 subject to discussions with FDA.

We are also pursuing additional external opportunities to build our pipeline of product candidates, and we may need to raise additional funds if we identify additional product candidates other than DSTAT and BCV, which we may obtain through one or more equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize DSTAT, BCV, or any other product candidate. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of DSTAT, BCV or any other product candidate;

•	seek corporate partners for DSTAT, BCV, or any other product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects and on our ability to develop our product candidates.

 Risks Related To Clinical Development and Regulatory Approval

Our product candidates, DSTAT and BCV, are still under clinical development for the treatment of smallpox, AML and other potential indications, respectively, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. Our product candidates are DSTAT, which we are developing for the treatment of AML and other potential indications and BCV, which we continue to develop for the treatment of smallpox as a medical countermeasure. We plan to initiate a Phase 3 clinical trial of DSTAT for the treatment of AML in mid-2020 subject to discussions with FDA.

There is no guarantee that our current or future clinical trials will be approved by regulators, and no guarantee that they will be completed or, if completed, will be successful, or if successful, will result in an approval for the sale of any of our product candidates. The success of each of DSTAT and BCV will depend on several factors, including the following:

•	acceptance of data from our studies of oral BCV in animal models, including data necessary to bridge to a recommended human dose, by the FDA and foreign regulatory bodies;

•	reaching agreement with the FDA on the design and conduct of a pivotal Phase 3 clinical trial to support approval of DSTAT;

•	receipt of marketing approvals from the FDA and corresponding regulatory authorities outside the United States;

•	establishing manufacturing capabilities necessary for a registration trial and commercialization of DSTAT;

•	establishing commercial manufacturing capabilities for BCV;

•	acceptance of the product, if approved for marketing;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize BCV, which would materially harm our business.

We have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for DSTAT and BCV.*

We have never obtained regulatory approval for a drug. It is possible that the FDA and/or foreign health authorities, such as the EMA, may refuse to accept our NDA (or corresponding foreign application) for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of DSTAT, BCV or both.

Through our continuing development contract with BARDA, we recently completed the in-life segment of our second rabbitpox efficacy study as well as a pivotal efficacy study in the mouse model (ectromelia virus). We believe that efficacy data from these models could support the approval of BCV for the treatment of smallpox. The data from these trials is subject to on-going confirmatory studies and audit. In addition, we are preparing data necessary to bridge to a recommended human dose.

In July, we entered into a license agreement with Cantex where we acquired an exclusive license to global development and commercialization rights to DSTAT. We plan to initiate a Phase 3 clinical trial of DSTAT for the treatment of AML in mid-2020 subject to discussions with FDA.

We have not yet reached agreement with the FDA or foreign regulators regarding the adequacy of these planned studies, for either DSTAT or BCV, with respect to a potential approval for marketing. We may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before reconsideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

Any delay in obtaining, or an inability to obtain, regulatory approvals could prevent us from generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for DSTAT and BCV, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend on the successful completion of clinical trials for our product candidates, including DSTAT and BCV. The positive clinical results obtained for our product candidates in prior clinical studies may not be repeated in future clinical studies.*

Before obtaining regulatory approval for the sale of our product candidates, including BCV, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

We do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates, including DSTAT and BCV. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for either or both of DSTAT and BCV may be adversely impacted.

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

Events which may result in a delay or unsuccessful completion of clinical trials, including our currently planned or future clinical trials for either DSTAT, BCV or both, include:

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

If initiation or completion of any of our clinical trials for our product candidates, including either DSTAT or BCV, are delayed for any of the above reasons, our development costs may increase, our approval process could be delayed, any periods during which we may have the exclusive right to commercialize our product candidates may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.*

Adverse events (AEs) caused by our product candidates could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. For example, subjects enrolled in our clinical trials for BCV have experienced gastrointestinal AEs and liver-related safety laboratory value changes. In addition, BCV is related to the approved drug cidofovir, a compound which has been shown to result in significant renal toxicity and impairment following use. As a second example, subjects enrolled in clinical trials for DSTAT have experienced febrile neutropenia and liver enzyme elevations. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates may be negatively impacted.

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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates and we cannot, therefore, predict the timing of any future revenue from DSTAT or BCV.*

We cannot commercialize our product candidates, including DSTAT and BCV, until the appropriate regulatory authorities have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for either of our product candidates. Additional delays in the United States may result if either DSTAT or BCV is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In the EU context, an Oral Explanation during MAA review could extend approval timelines and result in a Negative Opinion. A re-examination procedure is available in the EU whereby a Negative Opinion could be over-turned and become a Positive Opinion. New rapporteurs would be selected for the product. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates.

Even if we obtain regulatory approval for DSTAT and BCV, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.*

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of our product candidates, including DSTAT and BCV, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, including DSTAT and BCV, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of DSTAT and BCV may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient. Some actions may also be required in order for the patient to continue on treatment. For example, the label for BCV may be required to include a boxed warning, or “black box,” regarding BCV being carcinogenic, teratogenic and impairing fertility in animal studies, as well as a contraindication in patients who have had a demonstrated clinically significant hypersensitivity reaction to BCV or cidofovir or any component of the formulation. The BCV labeling may also include warnings or black boxes pertaining to gastrointestinal AEs or liver-related safety laboratory value changes.

DSTAT, BCV and any other product candidates will also be subject to additional ongoing regulatory requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. In the United States, the holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. If a REMS is required, the NDA holder may be required to monitor and evaluate those in the healthcare system who are responsible for implementing ETASU measures. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Moreover, EU and member countries impose strict restrictions on the promotion and marketing of drug products. The off-label promotion of medicinal products is prohibited in the U.S., EU and in other territories. The promotion of medicinal products that are not subject to a marketing authorization is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU and in other territories could be penalized by administrative measures, fines and imprisonment.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize DSTAT, BCV and any other product candidates and inhibit our ability to generate revenues.

Obtaining FDA approval for any one of our products in the United States does not mean we will ever obtain approval for or commercialize DSTAT, BCV, or any other products outside of the United States, nor does approval of any of our products outside the United States mean we will ever obtain approval for or commercialize any other products inside the United States, all of which could limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in any markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

Risks Related to Our Reliance on Third Parties

We rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidates.*

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing with respect to either DSTAT or BCV. In the past, we have relied on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future we will continue to rely on such manufacturers for drug supply that will be used in clinical trials of both DSTAT and BCV, and for commercialization of any of our product candidates that receive regulatory approval.

In July 2019, we were assigned Cantex’s rights under a supply agreement with Scientific Protein Laboratories LLC (SPL) pursuant to which SPL will exclusively produce DSTAT for us through October 2030. We have agreed that SPL will be our exclusive provider of DSTAT bulk drug substance during the term of the agreement.

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

We rely on limited sources of supply for the drug components for each of DSTAT and BCV, and any disruption in the chain of supply for either of these product candidates may cause delays in their development and commercialization.*

Manufacturing of drug components is subject to certain FDA and comparable foreign qualifications with respect to manufacturing standards. We have validated the BCV drug substance manufacturing process at our selected contractor that will produce the commercial supply and possible procurement supply of drug substance. We have selected our BCV commercial and possible procurement tablet and suspension manufacturers to optimize tablet and suspension formulation production to meet forecasted commercial and procurement demand. There can be no assurance that such transfer to the selected vendors will be successful. We plan to validate the DSTAT drug substance and drug product processes prior to regulatory approval. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors for both DSTAT and BCV with the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of DSTAT and BCV, and cause us to incur additional costs. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials for DSTAT and BCV may be delayed, which could inhibit our ability to generate revenues.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization of DSTAT and BCV.*

We have a validated process for drug substance and drug product production for BCV.

We plan to validate DSTAT drug substance and drug product processes prior to approval at our selected vendors. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors for DSTAT with the FDA.

The validation processes, along with ongoing stability studies and analyses we are conducting, may reveal difficulties in our processes which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of DSTAT and BCV. In the future, we may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical program and regulatory approval for DSTAT and BCV, increases in our operating expenses, or failure to obtain or maintain approval for either DSTAT, BCV or both.

We depend on SymBio for developing and commercializing BCV for human diseases other than smallpox.*

In 2019, we entered into a licensing arrangement with SymBio, whereby SymBio is responsible for the future development and commercialization of BCV. Under this arrangement, SymBio is responsible for conducting preclinical studies and clinical trials, obtaining required regulatory approvals for BCV in non-smallpox indications, and manufacturing and commercializing BCV in those indications. Our right to receive milestone payments under the licensing agreement depends on the achievement of certain development, regulatory and commercial milestones by SymBio and our ability to receive royalties under the agreement depends on SymBio's successful commercialization of BCV in the licensed indications.

The development and commercialization of the non-smallpox uses of BCV in humans and our ability to receive potential milestones and royalty payments under the license agreement with SymBio, would be adversely affected if SymBio:

•	lacks or does not devote sufficient time and resource to the development and commercialization of BCV;

•	lacks or does not devote sufficient capital to fund the development and commercialization of BCV;

•	develops, either alone or with others, products that compete with BCV;

•	fails to gain the requisite regulatory approvals for BCV;

•	does not successfully commercialize BCV;

•	does not conduct its activities in a timely manner;

•	terminates its license with us;

•	does not effectively pursue and enforce intellectual property rights relating to BCV; or

•	merges with a third-party that wants to terminate the collaboration.

We have limited or no control over the occurrence of any of the foregoing. Furthermore, disagreements with SymBio could lead to litigation or arbitration, which could be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization milestones and royalties based on further development and sales of BCV.

We rely on third parties to conduct, supervise and monitor our clinical studies and related data, and if those third parties perform in an unsatisfactory manner, it may harm our business.*

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs for DSTAT, BCV and any other product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on CROs does not relieve us of our regulatory responsibilities.

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

If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize DSTAT, BCV or any other product candidates. Disagreements with our CROs over contractual issues, including performance, compliance or compensation could lead to termination of CRO agreements and/or delays in our clinical program and risks to the accuracy and usability of clinical data. As a result, our financial results and the commercial prospects for DSTAT, BCV and any other product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Commercialization of Our Product Candidates

The commercial success of DSTAT, BCV and any other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients, pharmacists and health care payers.*

If any of our product candidates, including DSTAT and BCV, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including DSTAT and BCV, will depend on a number of factors, including:

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.*

We currently do not have an organization for the sales and distribution of pharmaceutical products. The cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including DSTAT and BCV, we must establish our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our product candidates, including BCV.

Our strategy for DSTAT and BCV is to establish a specialty sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payers in the United States and elsewhere. We may elect to launch with a contract sales organization and utilize accompanying commercial support services provided by a contract sales organization. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the distribution and sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that are not covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales, including sales of DSTAT and BCV, will be adversely affected.

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

If we are unable to establish our own sales force or negotiate a strategic partnership for the commercialization of DSAT and BCV in any markets, we may be forced to delay the potential commercialization of DSTAT and BCV in those markets, reduce the scope of our sales or marketing activities for DSAT and BCV in those markets or undertake the commercialization activities for DSTAT and BCV in those markets at our own expense. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring DSTAT and BCV to market or generate product revenue. Limited or lack of funding will impede our ability to achieve successful commercialization.

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

If we obtain approval to commercialize any products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.*

If our product candidates are approved for commercialization, we may enter into agreements with third parties to market those product candidates outside the United States. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than DSTAT and BCV or any other drug candidate that we are currently developing or that we may develop.

We will face competition from other drugs currently approved or that will be approved in the future for the same indications. Therefore, our ability to compete successfully will depend largely on our ability to:

•	discover and develop medicines that are superior to other products in the market;

•	demonstrate through our clinical trials that our product candidates, including DSTAT and BCV, are differentiated from existing and future therapies;

•	attract qualified scientific, product development and commercial personnel;

•	obtain and successfully defend and enforce patent and/or other proprietary protection for our medicines and technologies;

•	obtain required regulatory approvals;

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines;

•	deliver a competitive value proposition compared to established competition and/or competitors who will enter the market before or after any of our product candidates, including DSTAT and BCV; and

•	negotiate competitive pricing and reimbursement with third-party payers.

The availability of our competitors’ products could affect the price we are able to charge, for DSTAT, BCV, and any other product candidate we develop. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, financial condition and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates, including DSTAT and BCV, less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business.

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

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our products and product candidates, we may not be able to compete effectively in our market.*

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against DSTAT, BCV, and any other product candidates we may develop. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability, scope or ownership, which may result in such patents, or our rights to such patents, being narrowed or invalidated.

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold or license with respect to DSTAT and BCV fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable, will go unthreatened by third parties or will adequately protect our products and product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market DSTAT and BCV under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to DSTAT, BCV or any other product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license it from the prevailing party, which may not be possible. In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, that such agreements provide adequate protection and will not be breached, that our trade secrets and other confidential proprietary information will not otherwise be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts or otherwise affect our business.*

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party reexamination proceedings before the United States Patent and Trademark Office (U.S. PTO) and its foreign counterparts. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of DSTAT, BCV and/or any other product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

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

We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors and licensees or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

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

Risks Related to Our United States Government Contracts and Grants

There can be no assurances that we will be able to enter into a contract with BARDA to act as the sole supplier for the procurement of BCV for the treatment of smallpox.*

In April 2015, BARDA posted a notice of intent to use other than full and open competition to award a sole source contract to us for the procurement of BCV for the treatment of smallpox. In May 2015, BARDA posted an approved justification for the use of other than full and open competition for the contract. In July 2015, BARDA issued a RFP entitled “2015 Procurement of a Second Smallpox Antiviral Drug for the Strategic National Stockpile.” In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response. The issuance of that RFP did not culminate with agreement for the sole source supply of BCV for the Strategic National Stockpile (SNS).

We remain in discussions with BARDA regarding the potential to supply BCV to the SNS, however, there can be no assurances that a future RFP for BCV procurement will be issued.

Furthermore, in the event that BARDA issues an RFP for procurement of a smallpox antiviral therapeutic, there can be no assurance that we would reach agreement with BARDA on terms related to the manufacture and delivery of BCV to the SNS. Among the material terms to be negotiated and agreed to are: price, volume, and payment and delivery schedules, as we currently do not have BCV commercial product in inventory that would be available for immediate delivery.

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

Risks Related to Our Business Operations and Industry

We may not realize the expected benefits of our cost-saving initiatives.*

Reducing costs is a key element of our current business strategy. As a consequence of terminating development activities related to the oral and IV programs for BCV, we initiated a reduction to our workforce. Personnel reductions were initiated across our entire organization that have resulted in a remaining workforce of approximately 40 full-time employees. The principal objective of the reduction in workforce was to enable us to focus our financial resources on the continued development of BCV for smallpox and the evaluation of external opportunities to build our pipeline of product candidates, including our recently completed transaction with Cantex described above.

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

Increasing demand for compassionate use of our unapproved therapies could result in losses.*

Recent media attention to individual patients' expanded access requests has resulted in the introduction of legislation at the local and national level referred to as "Right to Try" laws, such as the Right to Try Act, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future. In addition, during 2014, we were the target of an active and disruptive social media campaign related to a request for access to BCV. If we experience similar social media campaigns in the future, we may experience significant disruption to our business which could result in losses.

A possible consequence of both activism and legislation in this area is the need for us to initiate an unanticipated expanded access program or to make DSTAT or BCV more widely available sooner than anticipated. We are a small company with limited resources and unanticipated trials or access programs could result in diversion of resources from our primary goals.

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of DSTAT and BCV, which could cause significant delays or an inability to successfully commercialize DSTAT and BCV, which could materially harm our business. We may also need to restructure or pause ongoing compassionate use and/or expanded access programs in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of DSTAT and BCV, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs. The BCV compassionate use program is expected to end in mid-2020 when this current clinical supply is no longer available.

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

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that has occurred since December 2015, a large percentage of the options held by our employees are underwater. As of September 30, 2019, approximately 78% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Potential product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.*

The use of our product candidates, including DSTAT and BCV, in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;

•	withdrawal of participants from our clinical studies;

•	significant costs to defend the related litigation and related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	inability to commercialize our product candidates, including DSTAT and BCV; and

•	decreased demand for our product candidates, if approved for commercial sale.

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

Risks Related To Our Common Stock

The market price of our common stock is likely to be volatile, and you may not be able to resell your shares at or above your purchase price.*

The trading price of our common stock has been volatile, and is likely to continue to be volatile for the foreseeable future. Our stock price is subject to wide fluctuations in response to a variety of factors, including the following:

•	results of clinical trials of our product candidates or those of our competitors;

•	any delay in filing an application for any of our product candidates and any adverse development or perceived adverse development with respect to regulatory review of that application;

•	failure to successfully develop and commercialize our product candidates, including DSTAT and BCV;

•	termination of any of our license or collaboration agreements;

•	any agency or judicial enforcement actions against us;

•	inability to obtain additional funding;

•	regulatory or legal developments in the United States and other countries applicable to our product candidates;

•	adverse regulatory decisions;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	changes in the market valuations of similar companies;

•	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of September 30, 2019, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 34.4% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

In July 2019, we entered into a license agreement with Cantex where we acquired an exclusive license to global development and commercialization rights to DSTAT. As partial consideration for our rights under the license agreement, we issued to Cantex 10,000,000 shares of our common stock. We are continuing to review additional potential transactions to add to our pipeline of product candidates, and these transactions could involve the issuance of additional shares of common stock or other equity securities.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

10.1*	License and Development Agreement, dated July 26, 2019, by and between the Registrant and Cantex Pharmaceuticals, Inc.

10.2*	Supply Agreement, dated October 2, 2015, by and between the Registrant (as successor to Cantex Pharmaceuticals, Inc.) and Scientific Protein Laboratories LLC.

10.3*	License Agreement, dated September 30, 2019, by and between the Registrant and SymBio Pharmaceuticals Limited.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

CHIMERIX, INC.

November 5, 2019	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer

November 5, 2019	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Business and Financial Officer