Form 10-K
period 2019-12-31
CHIMERIX INC
filed 2020-02-25
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on The Nasdaq Global Market on June 28, 2019 was $137,028,331.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 21, 2020 was 61,740,646.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2019 are incorporated by reference into Part III of this report………………………………………………………
10-K Part III

CHIMERIX, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2019

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

ITEM 1.      BUSINESS

Chimerix Overview

Chimerix is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. Our two clinical-stage development programs are dociparstat sodium (DSTAT) and brincidofovir (BCV).

Dociparstat sodium (DSTAT)

In July 2019, we entered into a Development and License Agreement, or the License Agreement, with Cantex Pharmaceuticals (Cantex), pursuant to which we acquired exclusive worldwide rights to develop and commercialize DSTAT for all indications; the planned lead indication is for the first line treatment of acute myeloid leukemia (AML) in combination with cytotoxic chemotherapy. Under the terms of the License Agreement, we are responsible for, and bear the costs of, worldwide development and commercialization of DSTAT. As consideration for the exclusive license, Cantex received an upfront payment of $30.0 million and 10.0 million shares of Chimerix stock. Cantex is also eligible to receive milestone payments up to $202.5 million upon the receipt of product approvals in the United States, the European Union and Japan and sales milestone payments up to $385 million upon achievement of specified net sales levels. We also agreed to pay Cantex tiered royalties based on percentage of net sales beginning at 10% and not to exceed the high teens.

DSTAT is a potential first-in-class glycosaminoglycan compound derived from porcine heparin that has low anticoagulant activity but retains the ability to inhibit activities of several key proteins implicated in the retention and viability of AML blasts and leukemic stem cells in the bone marrow during chemotherapy (e.g., CXCL12, selectins, HMGB1, elastase). Mobilization of AML blasts and leukemic stem cells from the bone marrow has been associated with enhanced chemosensitivity and may be a primary mechanism accounting for the observed increases in event-free survival (EFS) using a composite definition of induction success (CR + CRi), relapse-free survival and overall survival (OS) in Phase 2 with DSTAT versus placebo. Randomized Phase 2 data suggests that DSTAT may also accelerate platelet recovery post chemotherapy via inhibition of platelet factor 4, a negative regulator of platelet production that impairs platelet recovery following chemotherapy.

Collectively, DSTAT’s inhibition of these proteins has the potential to benefit patients in two ways:

•	Reverse quiescence and inhibit chemotherapy resistance pathways

•	Accelerate platelet recovery following chemotherapy

DSTAT amplified the efficacy of standard 7+3 induction therapy in a randomized Phase 2 trial, extending event-free survival, relapse-free survival and overall survival. This study also suggested that DSTAT may have a positive effect on platelet recovery. In contrast to other AML treatment options, these benefits came without significant additional toxicity.

When combined with chemotherapy, DSTAT has the potential to eliminate AML blasts and the difficult to treat quiescent leukemic stem cells, potentially enabling higher cure rates. Overall, it appears that DSTAT plus chemotherapy may generate deeper and more durable responses as illustrated graphically below.

Figure 1: Schematic representation of leukemic blast counts over time. In the above hypothetical, Patients 2 through 5 are all assumed to achieve a morphologic complete response (CR); however, their outcomes vary significantly. DSTAT has the potential to generate deeper responses to chemotherapy and sensitize quiescent leukemic stem cells to chemotherapy, thereby enabling higher cure rates.

With multiple potential mechanisms at play, it is difficult to know which ones are critical in driving DSTAT's observed efficacy, but there is reason to believe the four shown below are among the most important. Multiple activities involving leukemia sequestration in marrow and chemoresistance may be particularly relevant in a disease with significant heterogeneity like AML. This may provide an advantage relative to other therapies with singular targets (e.g., CXCR4 inhibitors, E-selectin inhibitors).

•	CXCL12: recruits and retains AML in marrow; involved in relapse/leukemic stem cell (LSC) persistence

•	Elastase: involved in adhesion/resistance of AML/LSCs

•	HMGB1: promotes resistance to chemotherapy

•	PF4: negatively regulates platelet generation

Patent protection for DSTAT is currently expected to extend through 2033 in major markets, with the potential for protection through 2038 in the U.S. in the event of full patent term restoration.

DSTAT has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration (FDA) for the treatment of AML.

Brincidofovir (BCV)

BCV is an oral antiviral in development as a medical countermeasure for the treatment of smallpox. It is being developed under the FDA Animal Efficacy Rule, which allows for testing of investigational drugs in animal models to support the effectiveness of treatments against diseases that are not ethical or feasible to study in humans.

Composition of matter coverage for brincidofovir in the U.S. is currently expected to extend to October 2034.

BCV has received Fast Track designation and Orphan Drug Designation from the FDA for the treatment of smallpox.

We are collaborating with the Biomedical Advanced Research and Development Authority (BARDA) for the development of BCV as a potential medical countermeasure for smallpox. Efficacy is to be demonstrated via two animal models under the FDA’s Animal Efficacy Rule. In 2019, independent experiments were performed in two lethal animal models of smallpox. In these studies, either rabbits or mice were inoculated with rabbitpox or ectromelia virus, respectively, to determine the survival benefit of BCV in animals acutely infected with these orthopoxviruses. These animal models are being studied in connection with the FDA Animal Rule to determine the utility of BCV as a medical countermeasure against the human orthopoxvirus disease, smallpox. Animals were randomized to receive either placebo or BCV treatment at varying intervals post infection. In both studies, animals that received BCV, regardless of time post-infection, demonstrated a statistically significant survival advantage relative to placebo.

We anticipate submitting our new drug application (NDA) to the FDA for the treatment of smallpox in mid-2020.

Prior to May 2019, we had been developing oral and intravenous BCV for the treatment and prevention of multiple DNA viruses. In May 2019, we decided to discontinue both the oral and IV development programs of BCV in adenovirus (AdV) and the associated clinical trials.

In September 2019, we entered into a license agreement for certain rights to BCV with SymBio Pharmaceuticals. Under the terms of the agreement SymBio received exclusive worldwide rights to develop, manufacture and commercialize BCV in all human indications, excluding the prevention and treatment of orthopoxviruses, which includes smallpox. Also, per the agreement, we received an upfront payment of $5 million plus potential clinical, regulatory and commercial milestones of up to $180 million. In addition, we are eligible to receive double-digit royalties on net sales of BCV worldwide.

Our Strategy

The principal components of our business strategy are to:

•
Develop DSTAT for AML. Following an End of Phase 2 meeting with the FDA in early 2020, we have incorporated FDA's feedback on key elements of a proposed Phase 3 trial in first-line AML patients and have since submitted a full protocol for final FDA review. Subject to finalization of the protocol with FDA, we plan to initiate a Phase 3 trial mid-year with DSTAT in combination with standard chemotherapy (cytarabine plus anthracycline or “7+3”) in newly diagnosed AML patients. The primary endpoint of the proposed trial will be overall survival (OS). The FDA has indicated that event-free survival (EFS) using complete response with hematologic recovery to define induction success (CR), is acceptable as an endpoint for regulatory approval. Other endpoints to be evaluated in the proposed trial include: minimal residual disease (MRD), relapse-free survival (RFS), time to hematologic recovery, and induction response. In order to supplement the previously collected data from the pilot and Phase 2 trials and provide additional evidence of DSTAT’s mechanism of action, the Phase 3 trial includes an early assessment of comparative CR and MRD rates among the first 80 evaluable patients. This data is expected to be unblinded, reported publicly, and available for ongoing analysis of later endpoints. Prior to potential unblinding, this data will be reviewed by an independent Data Monitoring Committee (DMC). The DMC will have the discretion to maintain blinding of the data from this early assessment in the event the DSTAT arm shows exceptional advantages to the control arm on CR and MRD, at certain pre-specified thresholds, which would allow inclusion of these patients in the final analysis. We intend to initiate the Phase 3 trial in mid-2020 with a targeted full enrollment of approximately 570 patients.

•
Develop BCV as a countermeasure for smallpox. In 2019, we announced positive top-line results from both the rabbitpox and mouse ectromelia (or “mousepox”) virus studies, in which examined BCV efficacy in two different animal models of human smallpox conducted under the Animal Efficacy Rule. Data from these studies and other supporting confirmatory analyses are intended to address the requirement under the FDA’s Animal Efficacy Rule for two different animal models of efficacy. A pre-NDA meeting with the FDA is currently scheduled and we expect to announce the results from that meeting following receipt of meeting minutes early in the second quarter of 2020. Contingent upon final audited results of the two key animal efficacy studies, along with preparing data necessary to bridge to a recommended human dose, we intend to submit an NDA for BCV for the treatment of smallpox in mid-2020.

•
Seek opportunities to in-license other development programs. We continue to review transactions designed to build our product candidate pipeline, including, but not limited to, merger or acquisition transactions, issuing or transferring shares of common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at maximizing stockholder value. There can be no assurance that this review will result in the identification or consummation of any additional transaction.

Significant Agreements

BARDA

In February 2011, we entered into a contract with the Biomedical Advanced Research and Development Authority (BARDA) for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. BARDA is a division of the U.S. Department of Health and Human Services (DHHS) in the Office of the Assistant Secretary for Preparedness and Response that supports the advanced research and development, manufacturing, acquisition and stockpiling of medical countermeasures. The scope of work for the contract includes preclinical, clinical and manufacturing development activities that fall into the following areas: non-clinical animal efficacy studies; clinical activities; manufacturing activities; and all associated regulatory, quality assurance, management, and administrative activities.

Under the contract, BARDA reimburses our costs, plus pays us a fixed fee, for the research and development of brincidofovir as a treatment of smallpox infections. The contract consists of an initial performance period, referred to as the base performance segment which ended on May 31, 2013, plus up to four extension periods, referred to as option segments, each of which may be exercised at BARDA’s sole discretion. We must complete agreed upon milestones and deliverables in each discrete work segment before the next option segment is eligible to be exercised. Under the contract as currently in effect, if each follow-on option segment is exercised by BARDA, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees.

We substantially completed the first option segment of the contract on August 28, 2014. In September 2014, we were awarded a contract extension for a second option segment providing an additional $17.0 million. In August 2016, the contract was amended to provide an additional $535,000, in December 2017 the contract was amended to increase funding by an additional $4.1 million, and in January 2019 the contract was amended to increase funding by an additional $2.3 million for the performance of the second option segment, which is scheduled to end on May 31, 2020. On September 11, 2015, BARDA exercised option segment three, which provided approximately $12.9 million in funding for the performance of the segment. In December 2017, BARDA decreased the scope of this segment by removing a potential second pivotal ectromelia virus study which decreased the funding of this option segment by $1.3 million to a total award of $11.6 million; option segment three is scheduled to end on May 31, 2020. Of the $75.8 million expense reimbursement and $5.3 million in fees that we may receive, approximately $74.3 million in expense reimbursement and fees has been funded. As of December 31, 2019, of the $74.3 of total funding, we had invoiced an aggregate of $70.1 million with respect to the base performance segment and the first three extension periods.

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

License and Development Agreement with Cantex Pharmaceuticals, Inc.

On July 26, 2019, the Company entered into a License and Development Agreement with Cantex pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize, for any and all uses, a glycosaminoglycan compound known as DSTAT, which is currently being studied for the treatment of acute myeloid leukemia. Under the terms of the license agreement, the Company is responsible for, and bears the costs of, worldwide development and commercialization of DSTAT. In connection with the transaction, Cantex assigned to the Company all of its rights under its DSTAT supply agreements, including its bulk API agreement with Scientific Protein Laboratories LLC (SPL), pursuant to which SPL will exclusively produce DSTAT for the Company through October 2030.

In consideration for the license rights, the Company made an upfront cash payment of $30.0 million to Cantex and issued to Cantex 10.0 million shares of its common stock. For the twelve months ended December 31, 2019, the Company recognized $65.0 million of acquired in-process research and development expenses for the $30.0 million upfront cash payment, the fair value of the 10.0 million shares of common stock issued to Cantex and $0.1 million of transaction costs. The license agreement obligates the Company to pay Cantex regulatory milestone payments of up to $202.5 million upon receipt of product approvals in the United States, the European Union and Japan, and sales milestone payments of up to $385.0 million upon achievement of specified net sales levels. The Company also agreed to pay Cantex tiered royalties based on percentages of net sales beginning at 10% and not to exceed the high teens.

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

In exchange for the license to BCV rights, the Company received an upfront payment of $5.0 million in October of 2019. In addition, the Company is eligible to receive up to $180.0 million in clinical, regulatory and commercial milestones worldwide, as well as low double-digit royalties and additional milestones based on commercial sales. At December 31, 2019, the Company had recognized $4.9 million in revenue and has a $0.1 million deferred revenue balance recorded in Accrued liabilities.

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

In consideration for the rights granted to the Company, under the license agreement as amended in December 2016, the Company paid UM $50,000 in fees in 2016 and in January 2017 issued UM an aggregate of 33,058 shares of its common stock. In connection with the Company’s commercialization or sublicensing of certain products covered by the license agreement, including CMX521, the Company could be required to pay royalties on net sales of such products ranging from 0.25% to 2%. Beginning in 2024, the Company is also subject to certain minimum annual royalty payments.

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

Commercial Operations

We anticipate that our first approval will be BCV for the treatment of smallpox. The U.S. government is the largest source of development and procurement funding for academic and biopharmaceutical companies contracting biodefense research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. U.S. government spending on biodefense programs includes development funding awarded by the National Institute of Allergy and Infectious Diseases, BARDA and the Department of Defense (“DoD”), and procurement of countermeasures by BARDA, the Centers for Disease Control and Prevention and the DoD. For the fiscal year ending September 30, 2020, the budget for the DHHS provides approximately $2.7 billion to the Public Health and Social Services Emergency Fund within the Office of the Secretary to strengthen DHHS's biodefense and emergency preparedness capacity. In addition to the U.S. government, we believe that potential additional markets for the sale of biodefense countermeasures include:

•	foreign governments, including both defense and public health agencies;

•	non-governmental organizations and multinational companies, including transportation and security companies;

•	healthcare providers, including hospitals and clinics; and

•	state and local governments, which may be interested in these products to protect, among others, emergency responders, such as police, fire and emergency medical personnel.

If BCV is approved by the FDA, it is not expected to be approved for sale beyond the Strategic National Stockpile. The Company would likely need to meet additional regulatory requirements before sales were made in the U.S. beyond the Strategic National Stockpile.

If DSTAT is approved for the treatment of AML, we believe it is possible for us to commercialize DSTAT in the United States. We anticipate that this would entail a relatively small commercial infrastructure, which may include a contract sales force, partner sales force, or an internally developed commercial organization.

Outside of the United States, subject to obtaining necessary marketing approvals, we may seek to commercialize DSTAT ourselves or through distribution or other collaboration arrangements. If we elect to develop DSTAT for other hematologic indications, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs, reimbursement complexities and our available resources.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. While we believe that our therapeutic experience, scientific and commercial knowledge provide us with competitive advantages, we will face competition from large and small pharmaceutical and biotechnology companies, including specialty pharmaceutical and generic drug companies, and other emerging technologies.

We believe that the key competitive factors that will affect the commercial success of DSTAT, BCV and our other product candidates are the efficacy, safety and tolerability profile and the risk:benefit trade-off compared to alternative therapies or procedures. Securing market access and reimbursement will be an important element of product uptake and market penetration. Our commercial opportunity could be negatively impacted if our competitors develop or market products or other technologies that are more effective, better tolerated, safer, more convenient or have greater market access than DSTAT and BCV, or obtain regulatory approval for their products more rapidly than we do. In addition, our ability to compete will be affected by the availability of generic products.

If approved, DSTAT would compete with a number of existing products, new products in development and other types of combination therapies in development for first line AML including generic drugs such as standard 7+3 (cytarabine plus anthracycline) chemotherapy, alternative non-chemo based therapy regimens and other 7+3 combination therapies that target specific mutations. Select products that are currently used, or being developed for use, to treat AML include but are not limited to:

•
Standard 7+3 (cytarabine plus anthracycline) with or without targeted agents (including but not limited to the experimental treatment uproleselan, Mylotarg®, IDH1 and IDH2 inhibitors (enasidenib and ivosidenib), FLT-3 inhibitors (midostaurin and gilteritinib), and other targeted agents such as gemtuzumab, glasdegib, and venetoclax));

•	Vyxeos® and combinations with Vyxeos;

•	Hypomethylating agents or low dose cytarabine with or without venetoclax; and

•	Other consolidation and maintenance therapies (including hypomethylating agents, venetoclax, and stem cell transplantation).

Clinical trials with these alternatives have the potential to compete for and thus slow enrollment in the DSTAT clinical development program, with resulting impacts on the time to Phase 3 results (and thus time to market). Competition for patients and/or evolutions in the standard of care could render the completion of Phase 3 clinical development not feasible. Even if DSTAT clinical trials are successful, we anticipate that we will face intense and increasing competition as new products enter the market, as advanced technologies become available and as increasing numbers of generic formulations of currently branded products become available.

Changes in the health care system may limit our ability to price DSTAT, BCV and our other product candidates at a level that would allow recovery of our research and development costs and may impede our ability to generate or maintain a profit.

We believe that DSTAT and BCV have potential benefits over existing and potential competitive products as described in more detail under “Business - Dociparstat sodium” and “Business - Brincidofovir”, respectively. As a result, we believe that these products should be well positioned to gain adoption if we obtain the required regulatory approvals. However, even with those benefits, we may not be able to make promotional claims that these products are superior to competing products without conducting additional studies, which delivers differentiated data. See “Risk Factors - Risks Related to Commercialization of Our Product Candidates.”

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

We believe that we have a strong intellectual property position and substantial know-how relating to the development and commercialization of our lipid conjugate technology platform, DSTAT and our compound chemical library (Chimerix Chemical Library).

Antiviral Patent Portfolio

At February 15, 2020, our worldwide antiviral patent portfolio included:

•
81 patents or patent applications that we own or have in-licensed from academic institutions, related to brincidofovir, and other antivirals, which represented a decrease over the number of patents in our patent portfolio at the end of fiscal year 2018;

•
This includes 54 US and foreign exclusively and jointly owned patents and 27 US and foreign applications related to brincidofovir, and other antivirals. Granted European and Eurasian patents are counted as one patent and have been validated throughout Europe and Eurasia;

•	Three jointly-owned patents and 3 jointly-owned patent applications related to our agreement with UM regarding our proprietary Chemical Library; and

•	One international patent application owned exclusively by Chimerix directed to a morphic form of a compound from the Chemical Library.

In 2015, U.S. Patent No. 8,962,829 covering a method of synthesis and the commercial morphic form of brincidofovir was issued to Chimerix. With the addition of this patent, composition of matter coverage for brincidofovir in the U.S. is expected to extend to October 2034.

DSTAT Patent Portfolio

•	36 patents or patent applications that we own or have in-licensed from Cantex, related to DSTAT;

•	This includes 19 US and foreign issued patents and 17 US and foreign applications related to DSTAT

•	Patent protection for DSTAT is expected to extend through 2033, with the potential for 2038 in the U.S. in the event of full patent term restoration.

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

We also seek to expand our intellectual property portfolio through licensing intellectual property from third parties as we deem appropriate. We have granted, and will continue to grant to others, licenses under our patents when we consider these arrangements to be in our interest.

Manufacturing

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. In the past, we have relied on third-party manufacturers for supply of our product candidates, DSTAT and BCV, as well as our other product candidates.

We expect that in the future we will rely on such manufacturers for supply of drug substance and drug product that will be used in clinical trials of DSTAT, as well as for commercial purposes should DSTAT or BCV be approved. In July 2019, we were assigned Cantex’s rights under a supply agreement with Scientific Protein Labs (SPL) pursuant to which SPL will exclusively produce DSTAT drug substance for us through October 2030 (the Supply Agreement). We have agreed that SPL will be our exclusive provider of DSTAT during the term of the Supply Agreement. In addition, in July 2019 we were assigned Cantex’s rights under a supply agreement with Pyramid Laboratories Inc. (Pyramid) pursuant to which Pyramid will provide DSTAT finished drug product to us. When produced on a commercial scale, we expect that cost-of-goods-sold relating to DSTAT and BCV will generally be in-line with that of other heparin-derived molecules and small-molecule pharmaceutical compounds, respectively.

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

Our current drug substance supply chain for brincidofovir involves various contractors that supply the raw materials for the drug substance process, a contract manufacturer for an intermediate, and a contract manufacturer for the drug substance. We have a validated large-scale drug substance manufacturing process at our selected contractor that will produce the potential procurement supply of drug substance. Manufacturers of drug components must meet certain FDA qualifications with respect to manufacturing standards. At present, we have qualified only one firm as a supplier of drug substance. We continually assess our manufacturing needs and may seek to engage additional qualified vendors as circumstances dictate. Changes in our requirements may require revalidation of the manufacturing process at a different scale and potentially at a different contractor depending on the necessary scale, infrastructure and technical capabilities. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative suppliers for certain portions of our supply chain, as appropriate.

Our BCV drug products (tablets and oral suspension) are also manufactured under contract. We have completed development and transfer of our suspension and tablet manufacturing process to our selected contractor that will produce potential procurement supplies.

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

Orphan Drug Designation

Our investigational agent, DSTAT, has been granted an orphan drug designation for the treatment of AML. In addition, BCV has been granted orphan drug designation for the treatment of smallpox. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Expedited Development and Review Programs

The FDA has a number of programs that are intended to expedite or facilitate the process for reviewing new drugs and biological products for serious conditions that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track, Breakthrough Therapy, and/or Priority Review designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Our investigational agents, DSTAT and BCV, have been granted Fast Track designation.

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

Emergency Use Authorization

The Emergency Use Authorization (EUA) authority allows FDA to facilitate availability and unapproved uses of medical countermeasures (MCMs) needed to prepare for and respond to chemical, biological, radiological, and nuclear (CBRN) emergencies. The EUA authority is separate from use of a drug under an investigational application (IND). As a first step, the Secretary of HHS makes the declaration of emergency or threat justifying authorization of emergency use. Then the FDA Commissioner authorizes the emergency use of an unapproved medical product or an unapproved use of an approved medical product for certain emergency circumstances. This allows an MCM to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions caused by a CBRN agent when there are no adequate, approved, and available alternatives. A formal request to issue an EUA is generally submitted by government sponsors (e.g., HHS or the Department of Defense (DoD)) but not until the Secretary of HHS has issued the declaration. An EUA request includes a summary of the available scientific evidence regarding the product's safety and effectiveness, risks (including an adverse event profile) and benefits, and any available, approved alternatives to the product. Also included are manufacturing information and Fact sheets which are comparable to an FDA-approved package insert.

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

US Health Care Laws

Our operations may be subject to federal and state health care laws and regulations including, without limitation: anti-kickback statutes, false claims statutes, patient data privacy and security laws, and physician payment transparency laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization. If our operations are found to be in violation of any of these laws or regulations, we may be subject to penalties, including significant administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal healthcare programs, and additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, as well as contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations.

Reimbursement / Health Reform

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA), has had a significant impact on the health care industry. The ACA was enacted in an effort to expand coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare Part D program. However, there remains judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. Legislation enacted in 2017 (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA.

The Physician Payment Sunshine Act (Sunshine Act), which was enacted as part of ACA, requires covered manufacturers of drugs covered under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of the DHHS payments or other transfers of value made by that entity, or by a third party as directed by that entity, to physicians, as defined by such law, and teaching hospitals, or to third parties on behalf of physicians or teaching hospitals, during the course of the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

If not preempted by the ACA, several states and local jurisdictions require pharmaceutical manufacturers to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states.

Other states prohibit providing various other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, some states, such as California, Nevada and Massachusetts, require pharmaceutical manufacturers to implement compliance programs or marketing codes. In addition, certain states and local jurisdictions require registration of pharmaceutical sales representatives. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains additional drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a "Blueprint" to lower drug prices and reduce out-of-pocket costs of drugs. This “Blueprint” contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has solicited feedback on some of these measures and has implemented other measures under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Whether or not we or our collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application (CTA), must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the particular clinical trial may proceed. Under the new Regulation on Clinical Trials, which is expected to take effect in 2020, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees.

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

EU Review and Approval Process

In the EU, there are two main routes for authorizing the marketing of medicines, a centralized route and a national route. The centralized procedure is compulsory for certain types of medicinal products which are produced by biotechnology processes, advanced therapy medicinal products and for those which are designated as orphan medicinal products. Besides the products falling under the mandatory scope, the centralized procedure is also optional for medicinal products that constitute a significant therapeutic, scientific or technical innovation i.e. new active substances or other medicinal products that constitute a significant therapeutic, scientific or technical innovation, that contain an active substance not authorized in the European Union before 20 May 2004 or for which a centralized procedure would be in the interest of patients.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the EU, commonly referred to as “Brexit” and the United Kingdom officially withdrew from the EU on January 31, 2020. The United Kingdom and the EU are currently in a transition period during which the United Kingdom and the EU are negotiating additional arrangements, including their future trading arrangement. The United Kingdom has stated that it wants the transition period to expire, and the future trading terms to be agreed, by December 31, 2020.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, immediately following Brexit, it is expected that the United Kingdom’s regulatory regime will remain aligned with EU regulations. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. In the longer term, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom.

Environmental, Health and Safety Regulations

We are subject to various environmental, health and safety regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous substances. From time to time, and in the future, our operations may involve the use of hazardous materials.

Employees

As of December 31, 2019, we had 43 full-time employees. Of these employees, 32 employees are engaged in research and development activities and 11 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated in the State of Delaware in April 2000. Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 24,862 square feet of office space. The leases for this facility expire in February 2021. We separately lease laboratory space in Durham, North Carolina, encompassing a total of approximately 7,925 square feet. The lease for this laboratory space in Durham expires in July 2021.

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

Risks Related to Our Financial Condition and Need For Additional Capital

We are evaluating external assets to build our pipeline of product candidates and there can be no assurance that we will be successful in identifying or completing a transaction for a candidate, that any such transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.

In early 2019, we initiated a review of external assets that could be added to our pipeline of product candidates. In July 2019, in connection with this process, we entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which we acquired exclusive worldwide rights to develop and commercialize, for any and all uses, a glycosaminoglycan compound known as dociparstat (DSTAT), which is currently being studied for the treatment of acute myeloid leukemia (AML) and, potentially, other serious diseases. Under the terms of the license agreement, we are responsible for, and bear the future costs of, worldwide development and commercialization of DSTAT. These costs will be substantial, and we may require additional capital in order to pursue the development and commercialization of DSTAT as planned. Moreover, the anticipated benefits of our license to DSTAT may never be realized due to the various risks and uncertainties associated with drug development detailed elsewhere in the following risk factors.

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

We are a biopharmaceutical company focused primarily on developing DSTAT for the treatment of AML and brincidofovir (BCV) for the treatment of smallpox. We have incurred significant net losses in each year since our inception, including net losses of $112.6 million, $69.5 million and $71.0 million for the twelve months ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $668.8 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We may continue to incur losses and negative cash flows for the foreseeable future. The size of any loss will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial expenses as we seek to:

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

Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize product candidates.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development, obtain the necessary regulatory approvals and commercialize product candidates. We may not generate revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

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

In addition, any product candidate, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we may not be commercially available for a number of years, if at all. Even if any product candidate is approved for commercial sale, we anticipate incurring significant costs in connection with commercialization. As a result, we cannot assure you that we will be able to generate revenues from sales of any approved product candidate, or that we will achieve or maintain profitability even if we do generate sales.

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

In July 2019, we entered into a License and Development Agreement with Cantex in which we acquired an exclusive worldwide license to develop and commercialize DSTAT. We plan to initiate a Phase 3 clinical trial of DSTAT for the treatment of AML in mid-2020 subject to finalization of the protocol with FDA.

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

 Risks Related to Clinical Development and Regulatory Approval

Our product candidates, DSTAT and BCV, are still under clinical development for the treatment of AML and other potential indications, and smallpox, respectively, and may not obtain regulatory approval or be successfully commercialized.

We have not marketed, distributed or sold any products. Our product candidates are DSTAT, which we are developing for the treatment of AML and other potential indications and BCV, which we continue to develop for the treatment of smallpox as a medical countermeasure. We plan to initiate a Phase 3 clinical trial of DSTAT for the treatment of AML in mid-2020 subject to finalization of the protocol with FDA.

There is no guarantee that our current or future clinical trials will be approved by regulators, and no guarantee that they will be completed or, if completed, will be successful, or if successful, will result in an approval for the sale of any of our product candidates. The success of each of DSTAT and BCV will depend on several factors, including the following:

•	acceptance of data from our studies of oral BCV in animal models, including analyses necessary to bridge to a recommended human dose, by the FDA and foreign regulatory bodies;

•	working with the FDA on the design and conduct of a pivotal Phase 3 clinical trial to support approval of DSTAT;

•	receipt of marketing approvals from the FDA and corresponding regulatory authorities outside the United States;

•	establishing manufacturing capabilities necessary for a registration trial and commercialization of DSTAT;

•	establishing commercial manufacturing capabilities for BCV;

•	acceptance of the product, if approved for marketing;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize DSTAT and BCV, which would materially harm our business.

We have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for DSTAT and BCV.

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

In July, we entered into a license agreement with Cantex where we acquired an exclusive license to global development and commercialization rights to DSTAT. We plan to initiate a Phase 3 clinical trial of DSTAT for the treatment of AML in mid-2020 subject to finalization of the protocol with FDA.

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

Before obtaining regulatory approval for the sale of our product candidates, including DSTAT and BCV, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

•
the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, or subjects may drop out of these clinical trials at a higher rate than we anticipate;

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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates and we cannot, therefore, predict the timing of any future revenue from DSTAT or BCV.

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

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of our product candidates, including DSTAT and BCV, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, including DSTAT and BCV, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of DSTAT and BCV may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient. Some actions may also be required in order for the patient to continue on treatment. For example, the label for BCV may be required to include a boxed warning, or “black box,” regarding BCV being carcinogenic, teratogenic and impairing fertility in animal studies. The BCV labeling may also include warnings or black boxes pertaining to gastrointestinal AEs or liver-related safety laboratory value changes.

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

Coverage and adequate reimbursement may not be available for our current or any future product candidates, which could make it difficult for us to sell profitably, if approved.

Market acceptance and sales of any product candidates that we commercialize, if approved, will depend in part on the extent to which coverage and adequate reimbursement will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Third-party payers are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

•
the federal civil and criminal false claims laws, including the Federal Civil False Claims Act (False Claims Act) which permit private individuals to bring a civil action on behalf of the federal government to enforce certain of these laws thought civil whistleblower or qui tam actions and the Federal Civil Monetary Penalties Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

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

•
the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payers, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require the registration of pharmaceutical sales representatives; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

Additionally, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. However, there have been, and continue to be, judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. In December 2018, CMS published a new final rule permitting further collection and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. Congress also could consider additional legislation to repeal or repeal and replace other elements of the ACA.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains additional drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a "Blueprint" to lower drug prices and reduce out-of-pocket costs of drugs. This "Blueprint" contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (DHHS) has solicited feedback on some of these measures and has implemented other measures under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS's policy change that was effective January 1, 2019. Although a number of these, and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Any of these events could lead to clinical study delays, failure to obtain regulatory approval or impact our ability to successfully commercialize our products. Some of these events could be the basis for FDA or equivalent foreign regulator action, including injunction, recall, seizure, or total or partial suspension of production. As an example, we source a significant number of materials used in the manufacture of our products from China; the severity of the recent coronavirus outbreak could make access to our existing supply chain difficult or impossible and could materially impact our business.

We rely on limited sources of supply for the drug components for each of DSTAT and BCV, and any disruption in the chain of supply for either of these product candidates may cause delays in their development and commercialization.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of DSTAT and BCV, and cause us to incur additional costs. As an example, we source a significant number of materials used in the manufacture of our products from China; an increase in the severity of the recent coronavirus outbreak could make access to our existing supply chain difficult or impossible and could materially impact our business. If our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials for DSTAT and BCV may be delayed, which could inhibit our ability to generate revenues.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization of DSTAT and BCV.

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

We depend on SymBio for developing and commercializing BCV for human diseases other than orthopoxviruses, including smallpox.

In 2019, we entered into a licensing arrangement with SymBio, whereby SymBio is responsible for the future development and commercialization of BCV. Under this arrangement, SymBio is responsible for conducting preclinical studies and clinical trials, obtaining required regulatory approvals for BCV in non-orthopox indications (e.g. smallpox), and manufacturing and commercializing BCV in those indications. Our right to receive milestone payments under the licensing agreement depends on the achievement of certain development, regulatory and commercial milestones by SymBio and our ability to receive royalties under the agreement depends on SymBio's successful commercialization of BCV in the licensed indications.

The development and commercialization of the non-orthopox uses of BCV in humans and our ability to receive potential milestones and royalty payments under the license agreement with SymBio, would be adversely affected if SymBio:

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

Our strategy for DSTAT is to establish a specialty sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payers in the United States and elsewhere. We may elect to launch with a contract sales organization and utilize accompanying commercial support services provided by a contract sales organization. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the distribution and sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that are not covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales, including sales of DSTAT, will be adversely affected.

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

If our product candidates are approved for commercialization, we may enter into agreements with third parties to market those product candidates outside the United States. We expect that we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in the EU and other foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory and labor requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	differing payer reimbursement regimes, governmental payers or patient self-pay systems and price controls;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	regulatory risks associated with cross-border transportation of animal-sourced material;

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counterclaims against us.

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

Risks Related to Our United States Government Contracts and Grants

There can be no assurances that we will be able to enter into a contract with BARDA to act as the sole supplier for the procurement of BCV for the treatment of smallpox.

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

Risks Related to Our Business Operations and Industry

We may not realize the expected benefits of our cost-saving initiatives.

As a consequence of terminating development activities related to the oral and IV programs for BCV, in 2019 we initiated a reduction to our workforce across our entire organization that resulted in a remaining workforce of approximately 40 full-time employees. The principal objective of the reduction in workforce was to enable us to focus our financial resources on the continued development of BCV for smallpox and the evaluation of external opportunities to build our pipeline of product candidates, including our recently completed transaction with Cantex described above.

In connection with the reduction in workforce that took place in 2019, we recorded an aggregate charge related to one-time termination benefits of approximately $3.3 million in 2019. If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. Either of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

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

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that has occurred since December 2015, a large percentage of the options held by our employees are underwater. As of December 31, 2019, approximately 99% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

The use of our product candidates, including DSTAT and BCV, in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;

•	withdrawal of participants from our clinical studies;

•	significant costs to defend the related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	inability to commercialize our product candidates, including DSTAT and BCV; and

•	decreased demand for our product candidates, if approved for commercial sale.

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

Legal, political and economic uncertainty surrounding the exit of the United Kingdom, from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations and pose additional risks to our business, revenue, financial condition, and results of operations.

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European

Union, the United Kingdom will be subject to the Transition Period until December 31, 2020 during which European Union rules will continue to apply. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.

The lack of clarity over which EU laws and regulations will continue to be implemented in the United Kingdom after the Transition Period (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws) may negatively impact foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict access to capital.

The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

These developments, or the perception that any of them could occur, have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the United Kingdom’s financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other EU Member States pursue withdrawal, barrier-free access between the United Kingdom and other EU Member States or among the European Economic Area, or EEA, overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the European Union and, in particular, any arrangements for the United Kingdom to retain access to EU markets after the Transition Period.

Such a withdrawal from the European Union is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or single market, and the wider commercial, legal and regulatory environment, will impact us.

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

Based upon shares of common stock outstanding as of December 31, 2019, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 29% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 24,862 square feet of office space. The leases for this facility expire in February 2021.We separately lease laboratory space in Durham, North Carolina, encompassing a total of approximately 7,925 square feet. The lease for this laboratory space in Durham expires in July 2021.

We believe that our property and equipment are generally well maintained and in good operating condition.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Performance Graph(1)

The following graph shows a comparison from December 31, 2013 through December 31, 2019 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite Index (CCMP). The graph assumes an initial investment of $100 on December 31, 2013. The comparisons in the graph below are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock or Indexes.

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

Stockholders

As of February 21, 2020, there were 33 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We derived the following selected Consolidated Statement of Operations and Comprehensive Loss Data for the years ended December 31, 2019, 2018, and 2017 and the selected Consolidated Balance Sheet Data as of December 31, 2019 and 2018 from our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report (in thousands, except share and per share data).

	Years Ended December 31,
Consolidated Statement of Operations and Comprehensive Loss Data	2019	2018	2017	2016	2015
Revenues:
Contract revenue	$7,604	$7,216	$4,494	$5,702	$9,214
Collaboration and licensing revenue	4,915	—	—	—	1,548
Total revenues	12,519	7,216	4,494	5,702	10,762
Operating expenses:
Research and development	42,288	55,239	49,448	58,647	97,717
General and administrative	21,169	23,582	27,148	25,007	31,296
Acquired in-process research and development	65,045	—	—	—	—
Total operating expenses	128,502	78,821	76,596	83,654	129,013
Loss from operations	(115,983)	(71,605)	(72,102)	(77,952)	(118,251)
Other (expense) income:
Interest income and other, net	3,407	2,131	1,118	1,562	879
Net loss	$(112,576)	$(69,474)	$(70,984)	$(76,390)	$(117,372)
Net loss per share, basic and diluted	$(2.03)	$(1.43)	$(1.51)	$(1.65)	$(2.67)
Weighted-average shares outstanding, basic and diluted	55,501,973	48,593,435	46,963,430	46,267,064	43,878,326

	Years Ended December 31,
Consolidated Balance Sheet Data	2019	2018	2017	2016	2015
Cash and cash equivalents	$16,901	$81,106	$18,548	$51,463	$20,605
Short-term investments, available-for-sale (1)	96,574	105,424	132,972	180,558	199,729
Working capital	108,865	176,492	143,337	226,360	208,658
Long-term investments (1)	—	—	76,731	47,407	124,040
Total assets	119,376	190,714	235,230	286,770	355,992
Accumulated deficit	(668,838)	(556,262)	(486,788)	(415,804)	(339,414)
Total stockholders’ equity (deficit)	$109,952	$177,604	$221,810	$276,224	$335,459

(1)	Further details of investments is available in "Notes to Consolidated Financial Statements, Note 1. Fair Value of Financial Instruments" in Item 8 of this Annual Report.

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

Dociparstat sodium is a potential first-in-class glycosaminoglycan compound derived from porcine heparin that has low anticoagulant activity but retains the ability to inhibit activities of several key proteins implicated in the retention and viability of AML blasts and leukemic stem cells in the bone marrow during chemotherapy (e.g., CXCL12, selectins, HMGB1, elastase). Mobilization of AML blasts and leukemic stem cells from the bone marrow has been associated with enhanced chemosensitivity and may be a primary mechanism accounting for the observed increases in event free survival (EFS) and overall survival (OS) in a Phase 2 study with DSTAT versus placebo. Data from a randomized Phase 2 study suggests that DSTAT may also accelerate platelet recovery post chemotherapy via inhibition of platelet factor 4, a negative regulator of platelet production that impairs platelet recovery following chemotherapy.

BCV is a lipid conjugate viral DNA polymerase inhibitor in development as a medical countermeasure for smallpox. We expect to continue our evaluation of external innovation in order to license, acquire or otherwise gain access to molecules that further broaden our pipeline of investigational agents in cancer or other serious diseases.

Recent Developments

Dociparstat for First-Line Acute Myeloid Leukemia (AML)

In July 2019, we entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which we acquired exclusive worldwide rights to develop and commercialize DSTAT, for any and all uses. DSTAT is a potential first-in-class glycosaminoglycan compound derived from porcine heparin that has low anticoagulant activity, but retains the ability to inhibit activities of several key proteins implicated in the retention and viability of AML blasts and leukemic stem cells in the bone marrow during chemotherapy (e.g., CXCL12, selectins, HMGB1, elastase). Under the terms of the license agreement, we will be responsible for, and bear the future costs of, worldwide development and commercialization of DSTAT.

In consideration for the license rights, we made an upfront cash payment of $30.0 million and issued 10,000,000 shares of our common stock to Cantex. The license agreement obligates us to pay Cantex regulatory milestone payments of up to $202.5 million upon receipt of product approvals in the United States, the European Union and Japan, and sales milestone payments of up to $385.0 million upon achievement of specified net sales levels. We also agreed to pay Cantex tiered royalties based on percentages of net sales beginning at 10% and not to exceed the high teens.

DSTAT has received Fast Track and Orphan Drug Designations from the U.S. Food and Drug Administration (FDA) for the treatment of AML.

Earlier this year, we conducted an end of Phase 2 meeting with the FDA related to the Company’s development of DSTAT in AML. Following that meeting, we incorporated FDA's feedback on key elements of a proposed Phase 3 clinical trial and have since submitted a full protocol for final FDA review. We plan to initiate a Phase 3 trial mid- year of DSTAT in combination with standard chemotherapy (cytarabine plus anthracycline, or “7+3”) in newly diagnosed AML patients. The proposed Phase 3 trial will be a randomized, blinded trial of approximately 570 newly diagnosed AML patients. The trial will include patients 60 years of age and older who have an intermediate or adverse genetic risk profile. It will also include patients between 18 and 60 years old who have an adverse genetic risk profile. Patients will be randomized 1:1 to receive DSTAT in combination with standard cytarabine plus anthracycline (7+3) induction and cytarabine consolidation chemotheraphy or will receive standard of care (7+3) induct ion and consolidation chemotherapy alone. Patients with FLT-3 mutations will be allowed in the study and will be eligible to receive midostaurin.

The primary endpoint of the proposed trial will be overall survival (OS). In addition, the FDA has indicated that event-free survival (EFS) using complete response with hematologic recovery to define induction success (CR), is acceptable as an endpoint for regulatory approval. Other endpoints to be evaluated in the proposed trial include: minimal residual disease (MRD), relapse-free survival (RFS), time to hematologic recovery, and induction response.

In order to supplement the previously reported data from pilot and Phase 2 studies and provide additional evidence of DSTAT’s mechanism of action, the proposed Phase 3 trial includes an early assessment of comparative CR and MRD rates among the first 80 evaluable patients. This data is expected to be unblinded, reported publicly, and available for ongoing analysis of later endpoints. Prior to potential unblinding, this data will be reviewed by an independent Data Monitoring Committee (DMC). The DMC will have the discretion to maintain blinding of the data from this early assessment in the event the DSTAT arm shows exceptional advantages to the control arm on CR and/or MRD, at certain pre-specified thresholds, which would allow inclusion of these patients in the final analysis.

We expect to incur approximately $15 million in clinical trial expenses up to and including this early assessment.

BCV Oral Treatment for Smallpox

In January, we presented data in support of BCV as a potential treatment for smallpox at the 2020 American Society for Microbiology (ASM) Biothreats Meeting in Arlington, Virginia. The presentations highlighted independent experiments performed in two lethal animal models of smallpox. In these studies, either rabbits or mice were inoculated with rabbitpox or ectromelia virus, respectively, to determine the survival benefit of BCV in animals acutely infected with these orthopoxviruses. Animals were randomized to receive either placebo or BCV treatment at varying intervals post infection. In both studies, animals that received BCV, regardless of time post-infection, demonstrated a statistically significant survival advantage relative to placebo.

Data from these studies are intended to address the requirement under the FDA Animal Efficacy Rule for two different animal models of efficacy. This rule allows for testing of investigational drugs in animal models to support the effectiveness of the drug in diseases for which human clinical studies are not ethical or feasible. We are collaborating with the Biomedical Advanced Research and Development Authority (BARDA) for the development of BCV as a potential medical countermeasure for smallpox

The Company intends to submit marketing applications for BCV as a medical countermeasure against smallpox in mid-2020.

Appointment of Dr. Pratik Multani to Board of Directors

On February 21, 2020, the Board appointed Pratik S. Multani, M.D., to serve as a Class II director of the Company. Dr. Multani currently serves as Chief Medical Officer of ORIC Pharmaceuticals and brings more than 20 years of experience advancing oncology products from the clinic through regulatory approval. Prior to joining ORIC Pharmaceuticals, Dr. Multani served as Chief Medical Officer of Ignyta, which was acquired by Roche in 2017. Before joining Ignyta, Dr. Multani was Chief Medical Officer of Fate Therapeutics, and prior to that held multiple leadership positions at Kalypsys, Kanisa, and Salmedix. Dr. Multani started his biotech career at Biogen Idec, where he was involved with the development of both Zevalin and Rituxan for treatment of Non-Hodgkin Lymphoma. Earlier in his career, Dr. Multani held academic and clinical positions at Harvard Medical School and at Massachusetts General Hospital. His postdoctoral training included a fellowship in hematology and oncology at Dana-Farber Cancer Institute and an internship and residency in internal medicine at Massachusetts General Hospital. Dr. Multani received an M.D. from Harvard Medical School and an M.S. in clinical epidemiology from Harvard School of Public Health.

On February 21, 2020, James M. Daly notified Chimerix of his resignation as a member of the Board and as a member of all committees of the Board on which he serves, effective immediately.

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

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at Chimerix’s discretion. The contract is a cost-plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on May 31, 2020. As of December 31, 2019, of the total funding the Company had invoiced an aggregate of $70.1 million with respect to the base performance segment and the first three option segments. Under the BARDA contract, we recognized revenue of $7.6 million, $7.2 million, and $4.5 million during the twelve months ended December 31, 2019, 2018, and 2017, respectively.

In September 2019, we entered into a license agreement with SymBio for worldwide rights to develop, manufacture and commercialize BCV in all human indications, excluding the use for treatment of orthopoxviruses, including smallpox. Under the contract, we received a $5.0 million upfront payment in October 2019 and could receive up to an additional $180.0 million in potential regulatory and commercial milestones. As of December 31, 2019, we recognized $4.9 of revenue under this agreement. The remainder of the upfront payment will be recognized when the inventory transfer and technical assistance performance obligations are complete, which is expected to occur in the first half of 2020. The revenue from regulatory and commercial milestones and royalties from net sales will be recognized upon occurrence of the triggering events.

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

	Years Ended December 31,
	2019	2018	2017
Direct research and development expenses	$22,101	$31,325	$24,734
Research and development personnel costs - excluding stock-based compensation	12,705	13,488	13,490
Research and development personnel costs - stock-based compensation	4,089	5,343	7,047
Indirect research and development expenses	3,393	5,083	4,177
Total research and development expenses	$42,288	$55,239	$49,448

The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the development of any product candidates or the period, if any, in which material net cash inflows from any product candidates may commence. This is due to the numerous risks and uncertainties associated with our business, as detailed in Part I, Item IA, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the SEC.

Dociparstat sodium (DSTAT)

In July of 2019, we acquired DSTAT from Cantex Pharmaceuticals. In connection with the transaction we recorded a total of $65.0 million in expense. This is comprised of a $30.0 million upfront payment, $34.9 million in stock-based compensation and $0.1 million in transaction costs. As we continue to focus on the development of DSTAT for first-line treatment of AML patients, we expect research and development expense to increase. We plan to initiate a Phase 3 trial in AML in mid-2020 subject to finalization of the protocol with the FDA.

Brincidofovir

We are developing BCV for the treatment of smallpox. Under our cost-plus-fixed fee BARDA contract and additional costs we are not seeking reimbursement for from BARDA, we incurred expense in connection with the development of orthopoxvirus animal models, the demonstration of efficacy and pharmacokinetics of BCV in the animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, and the manufacture and process validation of bulk drug substance and BCV 100 mg tablets. In addition, we have incurred additional supportive costs for the development of BCV for smallpox that we are not seeking reimbursement for from BARDA.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, investor relations, information technology, legal, human resources, business development and administrative support functions, including share-based compensation expenses and benefits. Other significant general and administrative expenses include costs related to accounting and legal services, costs of various consultants, director and officer liability insurance, occupancy costs and information systems.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest earned on our cash, cash equivalents, short-term investments and long-term investments and decreases in fair value as well as realized losses of our investment in ContraVir Pharmaceuticals common stock.

Share-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $9.5 million, $13.1 million and $16.1 million was recognized in the years ended December 31, 2019, 2018 and 2017, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and our employee stock purchase plan purchase rights.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2019 included in this Annual Report. We believe that our accounting policies relating to revenue recognition, research and development prepaids and accruals, investments and share-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 to our audited consolidated financial statements included in this Annual Report.

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. Currently, option segments 1 through 3 have been exercised. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and four option segments) within this agreement, each of which has a single performance obligation. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurs as qualifying research activities are conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

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

In exchange for the license to BCV rights, the Company received an upfront payment of $5.0 million in October of 2019. In addition, the Company is eligible to receive up to $180.0 million in clinical, regulatory and commercial milestones worldwide, as well as low double-digit royalties and additional milestones based on commercial sales. At December 31, 2019, the Company had recognized $4.9 million in revenue and has a $0.1 million deferred revenue balance recorded in Accrued liabilities.

From our inception through December 31, 2019, we have not generated any revenue from product sales. For the same period, we have generated $130.9 million in government grant and contract revenue and license revenue.

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

Our objective is to reflect the appropriate research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of our research and development efforts. We determine prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. We adjust our rate of research and development expense recognition if actual results differ from our estimates. We make estimates of our prepaid and accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2019, there had been no material adjustments to our prior period estimates of prepaid and accruals for research and development expenses. Our research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Available-for-sale debt securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ deficit. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income (expense) and other, net. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. We periodically review available-for-sale debt securities for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of our amortized cost basis. Any such declines in value judged to be other-than-temporary on available-for-sale securities are reported in other-than-temporary impairment of investment.

Prior to the fourth quarter of 2017, unrealized gains and losses in equity investments were reported as a separate component of stockholders’ equity. For the year ended December 31, 2017, we determined the decline in value for our investment in ContraVir common stock to be other-than temporary. As such, during the fourth quarter of 2017, we reclassified a loss of $1.2 million from accumulated other comprehensive loss, net in the Consolidated Balance Sheets to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. During 2018 and 2019, changes in the fair value of equity investments were recorded to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss.

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

Share-based compensation expense includes stock options, RSUs and employee stock purchase plan purchase rights and has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Income Statement Classification:
Research and development expense	$4,089	$5,343	$7,047
General and administrative expense	5,439	7,731	9,063
Total stock-based compensation expense	$9,528	$13,074	$16,110

RSU compensation expense is based on the grant-date fair value of our common stock.

We calculate the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

•	We use historical volatility data to estimate the volatility of our common stock price.

•	We use historical exercise data to estimate expected term.

•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

•	The assumed dividend yield is based on our expectation of not paying dividends for the foreseeable future.

•	We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2019, 2018, and 2017 are set forth below:

Stock Options

	Years Ended December 31,
	2019	2018	2017
Expected volatility	88.77%	85.83%	85.51%
Expected term (in years)	6.0	5.9	5.9
Weighted-average risk-free interest rate	2.42%	2.52%	2.02%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$1.71	$3.43	$3.71

Employee Stock Purchase Plan

	Years Ended December 31,
	2019	2018	2017
Expected volatility	57.22%	44.01%	77.18%
Expected term (in years)	1.23	1.23	0.97
Weighted-average risk-free interest rate	2.36%	2.56%	0.99%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$1.00	$1.36	$2.65

Utilization of Net Operating Loss Carryforwards

At December 31, 2019, we had net operating loss carryforwards for federal, state tax purposes of approximately $508.1 million and $384.3 million, respectively. At December 31, 2018, we had net operating loss carryforwards for federal, state, and foreign tax purposes of approximately $465.3 million, $353.8 million, and $0.4 million, respectively. In addition, we had tax credit carryforwards for federal tax purposes of approximately $19.6 million as of December 31, 2019, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders or groups over a three-year period (a Section 382 ownership change), utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our initial public offering, our private placements and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Furthermore, under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2019 and December 31, 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and December 31, 2018, together with the changes in those items in dollars and percentages (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	% Change
	2019	2018	Increase/(Decrease)
Revenues:
Contract revenue	$7,604	$7,216	$388	5.4%
Licensing revenue	4,915	—	4,915	*
Total revenues	12,519	7,216	5,303	73.5%
Operating expenses:
Research and development	42,288	55,239	(12,951)	(23.4)%
General and administrative	21,169	23,582	(2,413)	(10.2)%
Acquired in-process research and development	65,045	—	—	*
Total operating expenses	128,502	78,821	49,681	63.0%
Loss from operations	(115,983)	(71,605)	(44,378)	62.0%
Other income:
Interest income and other, net	3,407	2,131	1,276	59.9%
Net loss	$(112,576)	$(69,474)	$(43,102)	62.0%

* Not meaningful or not calculable

Revenue

For the year ended December 31, 2019, contract revenue increased to $7.6 million compared to $7.2 million for the year ended December 31, 2018. The increase of $0.4 million, or 5.4%, was related to an increase in reimbursable expenses associated with our contract with BARDA. License revenue was $4.9 million for the year ended December 31, 2019 due to our licensing agreement with SymBio.

Research and Development Expenses

For the year ended December 31, 2019, our research and development expenses decreased to $42.3 million compared to $55.2 million for the year ended December 31, 2018. The decrease of $13.0 million, or 23.4%, was primarily related to the following:

•	a decrease of $8.4 million related to the discontinuation of both the oral and IV BCV development programs and CMX521 for norovirus;

•	a decrease of $2.0 million related to compensation expenses as headcount was reduced as part of the Company’s restructuring activities in May 2019;

•	a decrease of $1.9 million in oral brincidofovir smallpox program expenses; and

•	a decrease of $1.5 million in legal fees and operational expenses;

•	offset by an increase of $1.2 million in DSTAT research and development expenses to initiate and conduct animal studies and to develop and manufacture clinical trial material.

General and Administrative Expenses

For the year ended December 31, 2019, our general and administrative expenses decreased to $21.2 million compared to $23.6 million for the year ended December 31, 2018. The decrease of $2.4 million, or 10.2%, was primarily related to the following:

•	a decrease of $2.9 million in commercial readiness costs;

•	a decrease of $0.8 million related to compensation expense; and

•	a decrease of $0.6 million in legal fees and operational expenses; offset by

•	an increase of $1.9 million related to business development expenses and to out-license BCV for non-smallpox indications.

Acquired In-Process Research and Development

We recorded $65.0 million of acquired in-process research and development expenses for the year ended December 31, 2019, which included $30.0 million for an upfront payment to Cantex, $34.9 million related to the fair value of common stock issued to Cantex, and $0.1 million related to Cantex transaction costs, primarily legal and professional fees.

Interest Income and Other, net

For the year ended December 31, 2019, our interest income and other, net was $3.4 million compared to interest income of $2.1 million for the year ended December 31, 2018. The increase of $1.3 million was largely attributable to higher interest rates.

Comparison of the Years ended December 31, 2018 and December 31, 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and December 31, 2017, together with the changes in those items in dollars and percentages (in thousands, except for percentages):

	Years Ended December 31,		Dollar Change	% Change
	2018	2017	Increase/(Decrease)
Contract revenue	$7,216	$4,494	$2,722	60.6%
Operating expenses:
Research and development	55,239	49,448	5,791	11.7%
General and administrative	23,582	27,148	(3,566)	(13.1)%
Total operating expenses	78,821	76,596	2,225	2.9%
Loss from operations	(71,605)	(72,102)	497	(0.7)%
Other income:
Interest income and other, net	2,131	1,118	1,013	90.6%
Net loss	$(69,474)	$(70,984)	$1,510	(2.1)%

Contract Revenue

For the year ended December 31, 2018, contract revenue increased to $7.2 million compared to $4.5 million for the year ended December 31, 2017. The increase of $2.7 million, or 60.6%, was related to an increase in reimbursable expenses associated with our contract with BARDA.

Research and Development Expenses

For the year ended December 31, 2018, our research and development expenses increased to $55.2 million compared to $49.4 million for the year ended December 31, 2017. The increase of $5.8 million, or 11.7%, was primarily related to the following:

•
an increase in oral brincidofovir clinical expenses of $3.2 million, which is comprised primarily of a $2.7 million increase related to the AdAPT clinical study and a $1.5 million increase of supporting bioequivalent and registry studies, primarily offset by a decrease of $1.0 million related to the completion of our AdVance study;

•	an increase of $2.7 million in oral brincidofovir smallpox program expenses which primarily includes reimbursable BARDA contract expense;

•	an increase of $1.7 million of supporting research and development expenses; and

•	an increase of $0.8 million related to IV brincidofovir development; offset by

•	a decrease of $1.5 million related to compensation expense; and

•	a decrease of $1.3 million of development costs related to CMX521.

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

Interest Income and Other, net

For the year ended December 31, 2018, our interest income and other, net was $2.1 million compared to interest income and other, net of $1.1 million for the year ended December 31, 2017. The increase of $1.0 million was largely attributable to a reclassification of a loss of $1.2 million from accumulated other comprehensive loss, net in the Consolidated Balance Sheets to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss in 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had capital available to fund operations of approximately $113.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of December 31, 2019, we had an accumulated deficit of $668.8 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On November 8, 2017, we entered into an at-the-market (ATM) sales agreement with Cowen and Company, LLC to sell up to $75 million of our common stock under a shelf registration statement filed in November 2017. During 2018, we sold an aggregate of 2.8 million shares of common stock pursuant to the ATM at a weighted average price per share of $4.00 for net offering proceeds of $10.9 million. We did not sell any shares of our common stock pursuant to the ATM in 2019.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods (in thousands):

	Years Ended December 31,
Cash sources and uses:	2019	2018	2017
Net cash used in operating activities	$(75,181)	$(53,725)	$(50,125)
Net cash provided by investing activities	10,631	105,095	16,431
Net cash provided by financing activities	345	11,188	779
Net increase (decrease) in cash and cash equivalents	$(64,205)	$62,558	$(32,915)

Operating Activities

Net cash used in operating activities of $75.2 million for the year ended December 31, 2019 was primarily the result of our $112.6 million net loss and the change in operating assets and liabilities, offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in accounts payable and accrued liabilities of $4.3 million, an increase of $0.9 million in accounts receivable and an increase in prepaid expenses and other assets of $0.8 million. Non-cash expenses included add-backs of $34.9 million for the fair value of common stock issued in relation to the Cantex license agreement, $9.5 million for stock based compensation, $0.6 million of depreciation of property and equipment, $0.3 million for the loss on disposal of assets, offset by $1.8 million of amortization of discount/premium on investments.

Net cash used in operating activities of $53.7 million for the year ended December 31, 2018 was primarily the result of our $69.5 million net loss, offset by the change in operating assets and liabilities and the add-back of non-cash expenses. Non-cash expenses included add-backs of $13.1 million for stock-based compensation, $0.9 million of depreciation of property and equipment, $0.4 million for a loss on the sale of investments, and $0.3 million for a loss on equity investment, offset by $0.9 million of amortization of discount/premium on investments. The change in operating assets and liabilities includes a decrease in prepaid expenses and other assets of $0.6 million and a decrease of $1.4 million in accounts receivable.

Net cash used in operating activities of $50.1 million for the year ended December 31, 2017 was primarily the result of our $71.0 million net loss, offset by the change in operating assets and liabilities and the add-back of non-cash expenses of $16.1 million for stock-based compensation, $1.2 million for an impairment loss on financial assets and $1.1 million of depreciation of property and equipment. The change in operating assets and liabilities includes a decrease in accounts payable and accrued liabilities of $3.1 million, offset by an increase in prepaid expenses and other assets of $0.2 million and an increase of $0.1 million in accounts receivable due to a decrease in reimbursable expenses related to our contract with BARDA.

Investing Activities

Net cash provided by investing activities of $10.6 million during the year ended December 31, 2019 was primarily the result of maturities and sales of short-term investments, offset by purchases of short-term investments. Net cash provided by investing activities of $105.1 million during the year ended December 31, 2018 was primarily the result of maturities and sales of short-term investments, offset by purchases of short-term and long-term investments. Net cash provided by investing activities of $16.4 million during the year ended December 31, 2017 was primarily the result of maturities and sales of short-term investments, offset by purchases of long-term investments.

Financing Activities

Net cash provided by financing activities of $0.3 million for the year ended December 31, 2019 was primarily the result of $0.4 million from the exercise of stock options and purchases under the ESPP. Net cash provided by financing activities of $11.2 million for the year ended December 31, 2018 was primarily the result of $10.9 million in proceeds from the issuance of common stock, $0.7 million from the exercise of stock options and purchases under the ESPP, offset by $0.4 million in payments of deferred offering costs. Net cash provided by financing activities of $0.8 million for the year ended December 31, 2017 was primarily the result of $0.8 million from the exercise of stock options and purchases under the ESPP.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2019 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases (1)	$901	$719	$182	$—	$—
Total	$901	$719	$182	$—	$—

(1)
Consists of our corporate headquarters lease encompassing 24,862 square feet of office space that expires in February 2021, and our laboratory lease encompassing a total of approximately 7,925 square feet which is located in Durham, North Carolina and expires in July 2021.

In addition to the amounts set forth in the table above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved and we are obligated to pay royalties based on future product sales. As of December 31, 2019, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. In connection with the development and commercialization of DSTAT, in addition to royalties on product sales, we could be required to pay Cantex up to an aggregate of $587.5 million in milestone payments, assuming the achievement of all applicable milestone events under the license agreement. Under our license agreement with the University of Michigan, we are required to pay minimum royalties from 2024 through the expiration of the last licensed issued patent (which we estimate to be $20,000 in the year 2024), but any additional royalties that may be payable under the University of Michigan agreement are not estimable.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2019 or 2018.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Chimerix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chimerix, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company‘s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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
February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Chimerix, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Chimerix, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chimerix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Chimerix, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders‘ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Raleigh, NC
February 25, 2020

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$16,901	$81,106
Short-term investments, available-for-sale	96,574	105,424
Accounts receivable	1,233	330
Prepaid expenses and other current assets	3,385	2,598
Total current assets	118,093	189,458
Property and equipment, net of accumulated depreciation	540	1,210
Operating lease right-of-use assets	709	—
Other long-term assets	34	46
Total assets	$119,376	$190,714
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,398	$4,691
Accrued liabilities	6,830	8,275
Total current liabilities	9,228	12,966
Lease-related obligations	196	144
Total liabilities	9,424	13,110
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2019 and 2018; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2019 and 2018; 61,590,013 and 50,735,279 shares issued and outstanding at December 31, 2019 and 2018, respectively	62	51
Additional paid-in capital	778,693	733,907
Accumulated other comprehensive loss, net	35	(92)
Accumulated deficit	(668,838)	(556,262)
Total stockholders’ equity	109,952	177,604
Total liabilities and stockholders’ equity	$119,376	$190,714

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Contract revenue	$7,604	$7,216	$4,494
Licensing revenue	4,915	—	—
Total revenues	12,519	7,216	4,494
Operating expenses:
Research and development	42,288	55,239	49,448
General and administrative	21,169	23,582	27,148
Acquired in-process research and development	65,045	—	—
Total operating expenses	128,502	78,821	76,596
Loss from operations	(115,983)	(71,605)	(72,102)
Other income:
Interest income and other, net	3,407	2,131	1,118
Net loss	(112,576)	(69,474)	(70,984)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	127	871	(523)
Comprehensive loss	$(112,449)	$(68,603)	$(71,507)
Per share information:
Net loss, basic and diluted	$(2.03)	$(1.43)	$(1.51)
Weighted-average shares outstanding, basic and diluted	55,501,973	48,593,435	46,963,430

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2016	$46	$692,422	$(440)	$(415,804)	$276,224
Share-based compensation	1	16,109	—	—	16,110
Exercise of stock options	—	121	—	—	121
Employee stock purchase plan purchases	—	712	—	—	712
University of Michigan stock issuance	—	150	—	—	150
Comprehensive loss:
Unrealized loss on investments, net	—	—	(523)	—	(523)
Net loss	—	—	—	(70,984)	(70,984)
Total comprehensive loss					(71,507)
Balance, December 31, 2017	47	709,514	(963)	(486,788)	221,810
Share-based compensation	1	13,073	—	—	13,074
Exercise of stock options	—	115	—	—	115
Employee stock purchase plan purchases	—	608	—	—	608
Issuance of common stock, net of issuance costs	3	10,597	—	—	10,600
Comprehensive loss:
Unrealized gain on investments, net	—	—	871	—	871
Net loss	—	—	—	(69,474)	(69,474)
Total comprehensive loss					(68,603)
Balance, December 31, 2018	51	733,907	(92)	(556,262)	177,604
Share-based compensation	1	9,528	—	—	9,529
Exercise of stock options	—	43	—	—	43
Employee stock purchase plan purchases	—	325	—	—	325
Issuance of common stock, net of issuance costs	10	34,890	—	—	34,900
Comprehensive loss:
Unrealized gain on investments, net	—	—	127	—	127
Net loss	—	—	—	(112,576)	(112,576)
Total comprehensive loss					(112,449)
Balance, December 31, 2019	$62	$778,693	$35	$(668,838)	$109,952

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(112,576)	$(69,474)	$(70,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	564	860	1,091
Amortization of discount/premium on investments	(1,842)	(852)	(5)
Share-based compensation	9,528	13,074	16,110
Fair value of common stock issued for license agreement	34,900	—	—
Loss on disposition of assets	264	5	10
Loss on sale of investments	31	378	—
Unrealized loss on equity investment	—	348	1,160
Lease-related amortization	(76)	(59)	(319)
Changes in operating assets and liabilities:
Accounts receivable	(903)	1,352	(83)
Prepaid expenses and other assets	(777)	638	(178)
Accounts payable and accrued liabilities	(4,294)	5	3,073
Net cash used in operating activities	(75,181)	(53,725)	(50,125)
Cash flows from investing activities:
Purchases of property and equipment	(158)	(181)	(151)
Purchases of short-term investments	(167,528)	(125,611)	—
Purchases of long-term investments	—	(6,031)	(162,613)
Proceeds from sales of short-term investments	13,117	111,178	13,500
Proceeds from maturities of short-term investments	165,200	125,740	165,695
Net cash provided by investing activities	10,631	105,095	16,431
Cash flows from financing activities:
Proceeds from exercise of stock options	43	115	121
Proceeds from employee stock purchase plan	325	608	712
Proceeds from issuance of common stock, net of commissions	—	10,867	—
Payments of deferred offering costs	(23)	(402)	(54)
Net cash provided by financing activities	345	11,188	779
Net (decrease) increase in cash and cash equivalents	(64,205)	62,558	(32,915)
Cash and cash equivalents:
Beginning of period	81,106	18,548	51,463
End of period	$16,901	$81,106	$18,548
Supplemental disclosure of cash flow information
Non-cash addition to deferred offering costs	$—	$22	$276

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. The Company has two clinical-stage product candidates, dociparstat sodium (DSTAT) and brincidofovir (BCV). Dociparstat sodium is a potential first-in-class glycosaminoglycan compound derived from porcine heparin that has low anticoagulant activity but retains the ability to inhibit activities of several key proteins implicated in the retention and viability of AML blasts and leukemic stem cells in the bone marrow during chemotherapy (e.g., CXCL12, selectins, HMGB1. elastase). Mobilization of AML blasts and leukemic stem cells from the bone marrow has been associated with enhanced chemosensitivity and may be a primary mechanism accounting for the observed increases in event-free survival (EFS) and overall survival (OS) in a Phase 2 study with DSTAT versus placebo. Randomized Phase 2 data suggests that DSTAT may also accelerate platelet recovery post chemotherapy via inhibition of platelet factor 4, a negative regulator of platelet production that impairs platelet recovery following chemotherapy. BCV is a lipid conjugate DNA polymerase inhibitor in development as a medical countermeasure for smallpox. The Company expects to continue its evaluation of external innovation in order to license, acquire or otherwise gain access to molecules that further broaden its pipeline of investigational agents in cancer or other serious diseases.

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

Available-for-sale debt securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income and other, net. For the year ended December 31, 2019, approximately $2,000 of realized gains were reclassified from accumulated other comprehensive loss, net in the Consolidated Balance Sheets to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term.

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

For the year ended December 31, 2018, the Company recorded $348,000 of unrealized loss related to the Company's investment in ContraVir common stock to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company sold its investment in ContraVir in September 2019. For the year ended December 31, 2019, the Company recorded $33,000 of realized loss related to the sale of the Company’s investment in ContraVir common stock to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss.

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

Accounts Receivable

Accounts receivable at December 31, 2019 and December 31, 2018 consisted of amounts billed under the Company’s contract with the Biomedical Advanced Research and Development Authority (BARDA). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

At December 31, 2019, the Company had cash equivalents, including money market funds, and short-term investments, including U.S. Treasury securities. At December 31, 2018, the Company had cash equivalents, including money market funds and U.S. Treasury securities, and short-term investments, including U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At December 31, 2018, the Company had short-term investments, including stock of a U.S. corporation. The Company’s investment in ContraVir Pharmaceuticals (ContraVir) common stock was categorized as a Level 1 asset and had a value based on ContraVir's common stock value at December 31, 2018. The Company sold its investment in ContraVir in September 2019. For the twelve months ended December 31, 2019 the Company recorded a realized loss related to the Company’s investment in ContraVir common stock of approximately $33,000. For the twelve months ended December 31, 2018 and 2017, the Company recorded $348,000 and $1,160,000, respectively, of unrealized loss related to the Company’s investment in ContraVir common stock to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss.

At December 31, 2019, the Company had short-term investments, including commercial paper and corporate bonds. At December 31, 2018, the Company had cash equivalents and short-term investments including commercial paper and corporate bonds. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company’s investments, please refer to Note 2, "Investments."

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
		December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,854	$11,854	$—	$—
Total cash equivalents	11,854	11,854	—	—
Short-term investments
U.S. Treasury securities	22,493	22,493	—	—
Commercial paper	43,119	—	43,119	—
Corporate bonds	30,962	—	30,962	—
Total short-term investments	96,574	22,493	74,081	—
Total assets	$108,428	$34,347	$74,081	$—

		Fair Value Measurements
		December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$30,726	$30,726	$—	$—
U.S. Treasury securities	11,482	11,482	—	—
Commercial paper	29,677	—	29,677	—
Corporate bonds	4,008	—	4,008	—
Total cash equivalents	75,893	42,208	33,685	—
Short-term investments
U.S. Treasury securities	12,589	12,589	—	—
Common stock of U.S. corporation	38	38	—	—
Commercial paper	60,114	—	60,114	—
Corporate bonds	32,683	—	32,683	—
Total short-term investments	105,424	12,627	92,797	—
Total assets	$181,317	$54,835	$126,482	$—

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid research and development expenses	$936	$1,071
Interest receivable	323	259
Prepaid insurance	344	382
Other prepaid expenses and current assets	1,782	886
Total prepaid expenses and other current assets	$3,385	$2,598

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

Leases

At the inception of an arrangement, we determine if an arrangement is, or contains, a lease based on the unique facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease we (i) identify lease and non-lease components, (ii) determine the consideration in the contract, (iii) determine whether the lease is an operating or financing lease; and (iv) recognize lease right-of-use (ROU) assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and as such, we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Most leases include options to renew and, or, terminate the lease, which can impact the lease term. The exercise of these options is at our discretion and we do not include any of these options within the expected lease term as we are not reasonably certain we will exercise these options.

Operating lease assets and liabilities are included on our Consolidated Balance Sheet beginning January 1, 2019. The current portion of our operating lease liabilities is included in accrued liabilities and the long-term portion is included in lease-related obligations.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued compensation	$3,626	$2,469
Accrued research and development expenses	1,868	4,525
Other accrued liabilities	1,336	1,281
Total accrued liabilities	$6,830	$8,275

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. Currently, option segments 1 through 3 have been exercised. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and four option segments) within this agreement, each of which has a single performance obligation. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurs as qualifying research activities are conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on May 31, 2020.

SymBio Pharmaceuticals

On September 30, 2019, the Company entered into a license agreement with SymBio Pharmaceuticals Limited (SymBio) for the exclusive worldwide rights to develop, manufacture and commercialize BCV for all human indications, excluding the prevention and treatment of orthopoxviruses, including smallpox. The Company assessed the agreement in accordance with the authoritative guidance and concluded that the SymBio contract includes multiple performance obligations. The SymBio contract has one fixed transaction amount of a $5.0 million upfront payment received in October 2019 and several variable transaction amounts, up to $180.0 million, due to the Company at certain regulatory and commercial milestones, along with low double-digit royalties, due to the Company on annual net sales. All variable transaction amounts are fully constrained, therefore the allocated transaction price is $5.0 million. The majority of the transaction price of the contract has been allocated to the combined performance obligation of the granting of the license to BCV and associated technology transfer which was recognized when the technology transfer was completed in the fourth quarter of 2019. The remainder of the upfront payment will be recognized when the inventory transfer and technical assistance performance obligations are complete, which is expected to occur in the first half of 2020. The revenue from regulatory and commercial milestones and royalties from net sales will be recognized upon occurrence of the triggering events or when those transaction amounts are no longer fully constrained. As of December 31, 2019, the Company had recognized $4.9 million of revenue related to the upfront payment and $0.1 million remained in deferred revenue as of December 31, 2019.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2019, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through December 31, 2019, and therefore has not recorded any current provision for income taxes.

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

Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock units and the employee stock purchase plan purchase rights, based on estimated fair values. The fair value of employee stock options and employee stock purchase plan purchase rights is estimated on the grant date using the Black-Scholes valuation model. The grant-date fair value for restricted stock units is based upon the market price of the Company’s common stock on the date of the grant. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods. For performance-based awards compensation cost is recognized when it is probable that the performance criteria will be met.

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate forfeitures and records share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2019, 2018 and 2017, the Company applied a forfeiture rate based on the Company’s historical forfeitures.

401(k) Plan

The Company maintains a defined contribution employee retirement plan (“401(k) plan”). For the years ended December 31, 2019, 2018 and 2017, the Company recognized expenses for matching contributions of $0.3 million, $0.4 million and $0.3 million, respectively.

Basic and Dilutive Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock at December 31, 2019, 2018 and 2017.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of non-vested restricted stock, stock options to purchase common stock, and employee stock purchase plan purchase rights as the impact of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 1,571,356, 749,110, and 1,687,887 for the years ended December 31, 2019, 2018 and 2017, respectively.

Segments

The Company operates in only one segment, pharmaceuticals.

Impact of Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach on expected losses to estimate credit losses on certain financial instruments, including trade receivables and available-for-sale debt securities. The new guidance was originally due to become effective for the Company beginning in the first quarter of 2020, however the FASB in November 2019 issued ASU 2019-10 which moved the effective date for smaller reporting companies to the first quarter of 2023. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.

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

Note 2. Investments

The following tables summarize the Company’s short-term and long-term debt investments (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,952	$19	$(9)	$30,962
Commercial paper	43,109	14	(4)	43,119
U.S. Treasury securities	22,478	17	(2)	22,493
Total investments	$96,539	$50	$(15)	$96,574

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$32,724	$—	$(41)	$32,683
Commercial paper	60,159	—	(45)	60,114
U.S. Treasury securities	12,592	—	(3)	12,589
Total investments	$105,475	$—	$(89)	$105,386

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$9,657	$(9)	$—	$—	$9,657	$(9)
Commercial paper	10,147	(4)	—	—	10,147	(4)
U.S. Treasury securities	2,994	(2)	—	—	2,994	(2)
Total	$22,798	$(15)	$—	$—	$22,798	$(15)
Number of securities with unrealized losses		9		—		9

	December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$32,683	$(41)	$—	$—	$32,683	$(41)
Commercial paper	60,114	(45)	—	—	60,114	(45)
U.S. Treasury securities	12,589	(3)	—	—	12,589	(3)
Total	$105,386	$(89)	$—	$—	$105,386	$(89)
Number of securities with unrealized losses		36		—		36

The following table summarizes the scheduled maturity for the Company’s debt investments at December 31, 2019 (in thousands):

December 31, 2019
Maturing in one year or less	$96,574
Total debt investments	$96,574

Note 3. Property and Equipment

Property and equipment, net of accumulated depreciation consisted of the following (in thousands):

	December 31,
	2019	2018
Lab equipment	$2,329	$2,599
Leasehold improvements	1,550	1,550
Computer equipment	1,182	1,181
Office furniture and equipment	520	520
Property and equipment	5,581	5,850
Less accumulated depreciation	(5,041)	(4,640)
Property and equipment, net of accumulated depreciation	$540	$1,210

Note 4. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2021. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of December 31, 2019 was 1.27 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $724,000 and $692,000, respectively, for the twelve months ended December 31, 2019 and 2018, respectively.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of December 31, 2019, the operating lease liabilities reflect a weighted-average discount rate of 13.06%.

The following table sets forth the operating lease right-of-use assets and liabilities as of December 31, 2019 (in thousands):

Assets
Operating Lease Right-of-Use Assets	$709

Liabilities
Operating Lease Short-term Liabilities (recorded within Accrued liabilities)	$656
Operating Lease Long-term Liabilities (recorded within Lease-related obligations)	179
Total Operating Lease Liabilities	$835

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of December 31, 2019
2020	719
2021	182
Total future minimum rental payments	$901
Less amount of lease payments representing interest	66
Total present value of lease payments	$835

As of December 31, 2018, future minimum payments under operating leases under ASC 840 were as follows (in thousands):

Years Ending December 31,	As of December 31, 2018
2019	$786
2020	797
2021	235
Total future minimum rental payments	$1,818

For the twelve months ended December 31, 2019 and 2018, the Company made lease payments of approximately $751,000 and $750,000, respectively, which are included in operating cash flows.

Sublease

The Company subleases 3,537 square feet of its office space under a non-cancelable operating lease that expires February 2021. For the twelve months ended December 31, 2019, the Company recognized approximately $71,000 of income in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. For the twelve months ended December 31, 2018, the Company recognized approximately $71,000 of a reduction of rent expense in operating expenses on the Consolidated Statement of Operations and Comprehensive Loss. Total future minimum rentals under the non-cancelable operating sublease are presented below (in thousands):

Years Ending December 31,	Minimum Sublease Rentals
2020	$81
2021	14
Total future minimum sublease rentals	$95

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA. Periodic audits are required under the grant and contract agreements and certain costs may be questioned as appropriate under the agreements. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the agreements has been made as of December 31, 2019 and 2018.

Note 5. Stockholders’ Equity (Deficit)

Common Stock

The Company’s common stock consists of 200 million authorized shares at December 31, 2019 and 2018, and 61.6 million and 50.7 million shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively.

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2019	2018
For exercise of common stock warrants	—	—
For exercise of outstanding common stock options	8,390,304	6,429,638
For delivery upon vesting of outstanding restricted stock units	1,561,237	656,169
For future equity awards under the 2013 Equity Incentive Plan	1,855,688	1,587,670
For future purchases under the 2013 Employee Stock Purchase Plan	2,333,750	2,120,290
Total shares of common stock reserved for future issuances	14,140,979	10,793,767

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, continuing through and including January 1, 2023, by 4.0% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors.

The Company estimates the fair value of its share-based awards to employees, directors and consultants using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. For employee stock options, the Company uses historical exercise data to estimate the expected life. The risk-free interest rates for the periods within the expected life of the option are based on the U.S. Treasury instrument with a life that is similar to the expected life of the option grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the stock options granted:

	Years Ended December 31,
	2019	2018	2017
Expected volatility	88.77%	85.83%	85.51%
Expected term (in years)	6.0	5.9	5.9
Weighted-average risk-free interest rate	2.42%	2.52%	2.02%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$1.71	$3.43	$3.71

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Total Intrinsic Value
Balance, December 31, 2017	4,996,661	$15.51	7.59
Granted	2,050,995	4.73	—
Exercised	(29,262)	3.93	—
Forfeited	(588,756)	12.31	—
Balance, December 31, 2018	6,429,638	$12.41	7.37
Granted	4,029,200	2.31	—
Exercised	(19,284)	2.21	—
Forfeited	(2,049,250)	9.26	—
Balance, December 31, 2019	8,390,304	$8.36	7.47	$15,600
Exercisable at December 31, 2019	5,004,867	$12.18	6.44	$650
Vested or expected to vest at December 31, 2019	8,112,168	$8.56	7.41	$12,610

As of December 31, 2019, there was approximately $5.2 million of total unrecognized compensation cost related to non-vested stock options granted under the 2013 Plan. That compensation cost is expected to be recognized over a weighted-average period of approximately 2.72 years.

Other information regarding the Company’s stock options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Weighted-average grant-date fair value per share of options granted	$1.71	$3.43	$3.71
Total intrinsic value of options exercised	$10	$31	$48
Total fair value of shares vested	$6,798	$11,021	$11,786

The following table summarizes, at December 31, 2019, by price range: (1) for stock option awards outstanding under the 2013 Plan, the number of stock option awards outstanding, their weighted-average remaining life and their weighted-average exercise price; and (2) for stock option awards exercisable under the 2013 Plan, the number of stock option awards exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Exercise Price Range ($)	Number	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
1.51 to 7.57	5,764,618	8.41	$3.31	2,393,762	$4.21
7.58 to 8.06	1,361,550	6.02	8.06	1,346,969	8.06
8.07 to 18.75	210,117	4.08	18.75	210,117	18.75
18.76 to 39.17	462,350	4.50	24.55	462,350	24.55
39.18 to 53.74	591,669	5.20	41.81	591,669	41.81
1.51 to 53.74	8,390,304	7.47	$8.36	5,004,867	$12.18

In April 2019, the Company granted stock options covering a total of 1,750,000 shares in connection with the hiring of its Chief Executive Officer and Chief Business Officer. These grants were non-qualified stock options, have a 10-year term and will vest over four years, with one-fourth vesting on the one-year anniversary of the grant date and remaining three-fourths vesting over the following three years in equal monthly installments. These stock options are subject to the terms of the 2013 Plan, but were granted outside of the 2013 Plan, as they constituted inducement grants in accordance with Nasdaq Stock Market rules.

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward the Company’s success and that of its affiliates. The ESPP initially authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The common stock reserved for future issuance under the ESPP was automatically increased by an additional 422,535 shares on January 1, 2018 and 2019, bringing the total number of shares of common stock that may be purchased under the ESPP to 2,648,796 and 3,071,331, respectively.

The Company has reserved a total of 3,071,331 shares of common stock to be purchased under the ESPP, of which 2,333,750 and 2,120,290 shares remained available for purchase at December 31, 2019 and 2018, respectively. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twenty-four-month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. The Company issued 209,075 and 163,717 shares of common stock pursuant to the ESPP for the year ended December 31, 2019 and 2018, respectively. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the ESPP purchase rights:

	Years Ended December 31,
	2019	2018	2017
Expected volatility	57.22%	44.01%	77.18%
Expected term (in years)	1.23	1.23	0.97
Weighted-average risk-free interest rate	2.36%	2.56%	0.99%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$1.00	$1.36	$2.65

As of December 31, 2019, the Company had a liability of $0.1 million representing employees' contributions to the ESPP.

Restricted Stock Units

For the years ended December 31, 2019 and 2018, the Company issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. For the years ended December 31, 2019 and 2018, the Company issued 626,375 and 233,050 shares of common stock pursuant to the vesting of RSUs, respectively.

A summary of activity related to the Company’s RSUs is as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant-Date Fair Value
Balance, December 31, 2018	656,169	$4.92
Granted	1,754,575	2.43
Share issuance	(626,375)	3.51
Forfeited	(223,132)	4.13
Balance, December 31, 2019	1,561,237	$2.80

The total unrecognized compensation cost related to the non-vested RSUs as of December 31, 2019 was $3 million and will be recognized over a weighted average period of approximately 3.00 years.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Income Statement Classification:
Research and development expense	$4,089	$5,343	$7,047
General and administrative expense	5,439	7,731	9,063
Total stock-based compensation expense	$9,528	$13,074	$16,110

Cash received from exercises under all share-based payment arrangements for 2019, 2018 and 2017 was $0.4 million, $0.7 million and $0.8 million, respectively. There was no actual tax benefit realized for the tax deductions from exercises of the share-based payment arrangements during 2019, 2018 or 2017.

On February 5, 2019, Dr. M. Michelle Berrey, the Company’s then President and Chief Executive Officer, resigned. The Company entered into a severance agreement with Dr. Berrey that provides for severance benefits to her in connection with her resignation. Among other benefits, Dr. Berrey received accelerated vesting of her outstanding stock options and RSUs as if she had continued

service for an additional 15-month period. In addition, Dr. Berrey's vested options were modified to extend her exercise period to May 5, 2020. The Company recorded a charge of $1.8 million to compensation expense on the date of her resignation related to the acceleration of vesting and the modifications of her outstanding stock options and RSUs.

In May 2019, related to the Company’s reduction in workforce further discussed in Note 8, certain outstanding stock option and RSU grants received accelerated vesting as if the service period of the terminated employee continued for an additional 12-month period. In addition, certain vested options were modified to extend their exercise period for 12 months. The Company recorded a charge of $0.7 million to compensation expense on the date of the reduction in workforce related to the acceleration of vesting and the modifications of the outstanding stock options and RSUs.

At-The-Market Equity Offering

On November 8, 2017, the Company entered into an at-the-market (ATM) sales agreement with Cowen and Company, LLC to sell up to $75 million of the Company’s common stock under a shelf registration statement filed in November 2017. During the year ended December 31, 2018, the Company sold 2.8 million shares of common stock at a weighted average price per share of $4.00 for $10.9 million of proceeds net of commissions. The Company did not sell any shares of common stock pursuant to the ATM in 2019.

Note 6. Income Taxes

No income tax expense or benefit has been recorded for the years ended December 31, 2019, 2018 or 2017. This is due to the establishment of a valuation allowance against the deferred tax assets generated during those periods. At December 31, 2019, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2019, 2018, and 2017 (in thousands, except percentages):

	2019		2018		2017
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$(23,641)	21.0%	$(14,590)	21.0%	$(24,134)	34.0%
State income taxes	(1,596)	1.4%	(792)	1.1%	(1,090)	1.5%
Research and development credits	(1,190)	1.1%	(1,798)	2.6%	(2,039)	2.9%
Foreign rate differential	—	—%	2	—%	60	(0.1)%
Permanent items	696	(0.6)%	1,164	(1.7)%	1,646	(2.3)%
Provision to return adjustments	937	(0.8)%	621	(0.9)%	1,212	(1.7)%
Effect of change in federal tax rate	—	—%	—	—%	57,950	(81.6)%
Effect of change in state tax rate	(117)	0.1%	151	(0.2)%	193	(0.3)%
Removal of excess tax benefit	—	—%	—	—%	(12,930)	18.2%
Increase in unrecognized tax benefits	298	(0.3)%	450	(0.7)%	403	(0.6)%
Change in valuation allowance	24,613	(21.9)%	14,792	(21.2)%	(21,271)	30.0%
Net benefit	$—	—%	$—	—%	$—	—%

The components of deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Domestic net operating loss carryforwards	$114,292	$104,708
Foreign net operating loss carryforwards	—	71
Research and development expenses	419	1,002
Capitalized Section 174 expenses	24	25
License fees	14,176	—
Research and development credits	14,682	13,789
Capital Loss Carryforwards	431	—
Accrued bonuses	751	500
Share-based compensation	7,557	7,144
Other	456	778
Total gross deferred tax assets	152,788	128,017
Valuation allowance	(152,629)	(128,017)
Total deferred tax assets	159	—
Deferred tax liabilities:
Other	(159)	—
Total deferred tax liabilities	(159)	—
Total deferred tax assets and liabilities, net	$—	$—

At December 31, 2019, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $508.1 million and $384.3 million, respectively. At December 31, 2018, the Company had net operating loss carryforwards for federal, state, and foreign tax purposes of approximately $465.3 million, $353.8 million and $0.4 million, respectively. Federal losses of $408.1 million begin to expire in 2020 and $100.0 million of the federal losses carryforward indefinitely. The state losses begin to expire in 2020. In addition, the Company has tax credit carryforwards for federal tax purposes of approximately $19.6 million as of December 31, 2019, which begin to expire in 2022. The Company also has capital loss carryforwards for federal tax purposes of $1.9 million, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. Management has recorded a valuation allowance for all of the deferred tax assets due to the uncertainty of future taxable income.

The Company incorporated a subsidiary in the United Kingdom in 2014. However, the subsidiary has had minimal activity since inception. The subsidiary was liquidated during 2019, and all related tax attributes have been removed.

The Company incorporated a subsidiary in Ireland during 2018. However, the subsidiary had no activity during both 2018 and 2019 and as such, has no undistributed earnings.

In general, if the Company experiences a greater than 50% aggregate change in ownership of certain significant stockholders over a three-year period (a Section 382 ownership change), utilization of its pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the net operating loss carryforwards before utilization and may be substantial. The ability of the Company to use its net operating loss carryforwards may be limited or lost if the Company experiences a Section 382 ownership change in connection with offerings or as a result of future changes in its stock ownership. Losses from a specific period may be subject to multiple limitations and would generally be limited by the lowest of those limitations.

The Company has determined that a Section 382 ownership change occurred in 2002, and as such, losses incurred prior to that date are subject to an annual limitation of at least $64,000. Additionally, the Company has determined that a Section 382 ownership change occurred in 2007, and as such, losses incurred prior to that date are subject to an annual limitation of at least $762,000. The Company evaluated Section 382 ownership changes subsequent to 2007 through September 30, 2019 and concluded that a

Section 382 ownership change occurred in 2013 as a result of the initial public offering. As such, losses incurred prior to that date are subject to an annual limitation of at least $6.7 million.

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

The Company has determined that there may be a future limitation on the Company’s ability to utilize its entire federal R&D credit carryover. Therefore, the Company recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2019 and 2018, as follows (in thousands):

Balance at December 31, 2017	$3,276
Increases related to 2018	450
Increases related to prior periods	—
Balance at December 31, 2018	3,726
Increases related to 2019	297
Increases related to prior periods	—
Balance at December 31, 2019	$4,023

The Company has determined that it had no other material uncertain tax benefits for the year ended December 31, 2019. As of January 1, 2019, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal and state income tax examinations for the tax years 2000 through 2019. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019.

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

The Tax Act also implements a territorial tax system. Under the territorial tax system, in general, the Company’s foreign earnings will no longer be subject to tax in the U.S. As part of the transition to the territorial tax system the Tax Act included a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The Company has determined that the deemed repatriation applicable to the year ended December 31, 2017 does not result in an additional U.S. income tax liability as it has no undistributed foreign earnings.

The Tax Act subjects a US shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because the Company was evaluating the provision of GILTI as of December 31, 2017, no GILTI-related deferred amounts were recorded in 2017. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in 2018 or 2019; therefore, no GILTI tax has been recorded for the years ended December 31, 2018 and 2019.

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

The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on May 31, 2020. Of the $75.8 million in expense reimbursement and $5.3 million in fees that the Company may receive, approximately $74.3 million in expense reimbursement and fees has been funded. As of December 31, 2019, of the total funding the Company had invoiced an aggregate of $70.1 million with respect to the base performance segment and the first three extension periods. For the years ended December 31, 2019, 2018, and 2017, the Company recognized revenue under this contract of $7.6 million, $7.2 million and $4.5 million, respectively.

License and Development Agreement with Cantex Pharmaceuticals, Inc.

On July 26, 2019, the Company entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize, for any and all uses, a glycosaminoglycan compound known as DSTAT, which is currently being studied for the treatment of acute myeloid leukemia. Under the terms of the license agreement, the Company is responsible for, and bears the future costs of, worldwide development and commercialization of DSTAT. In connection with the transaction, Cantex assigned to the Company all of its rights under its DSTAT supply agreements, including its bulk API agreement with Scientific Protein Laboratories LLC (SPL), pursuant to which SPL will exclusively produce DSTAT for the Company through October 2030.

In consideration for the license rights, the Company made an upfront cash payment of $30.0 million to Cantex and issued to Cantex 10.0 million shares of its common stock. For the twelve months ended, the Company recognized $65.0 million of acquired in-process research and development expenses for the $30.0 million upfront cash payment, the fair value of the 10.0 million shares of common stock issued to Cantex and $0.1 million of transaction costs. The license agreement obligates the Company to pay Cantex regulatory milestone payments of up to $202.5 million upon receipt of product approvals in the United States, the European Union and Japan, and sales milestone payments of up to $385.0 million upon achievement of specified net sales levels. The Company also agreed to pay Cantex tiered royalties based on percentages of net sales beginning at 10% and not to exceed the high-teens.

SymBio Pharmaceuticals

On September 30, 2019, the Company entered into a license agreement with Symbio for the exclusive worldwide rights to develop, manufacture and commercialize BCV for all human indications, excluding the prevention and treatment of orthopoxviruses, including smallpox. Under the terms of the license agreement, SymBio will be responsible for, and bear the future costs of, worldwide development and commercialization of BCV in the licensed indications. Either party may terminate the license agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. SymBio may also terminate the license agreement without cause on a country-by-country basis upon ninety days prior notice.

In exchange for the license to BCV rights, the Company received an upfront payment of $5.0 million in the fourth quarter of 2019. In addition, the Company is eligible to receive up to $180.0 million in clinical, regulatory and commercial milestones worldwide, as well as low double-digit royalties and additional milestones based on commercial sales. At December 31, 2019, the Company had recognized $4.9 million of revenue related to the upfront payment and had $0.1 million remaining as deferred revenue at December 31, 2019.

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

In consideration for the rights granted to the Company, under the license agreement as amended in December 2016, the Company paid UM $50,000 in fees in 2016 and in January 2017 issued UM an aggregate of 33,058 shares of its common stock. In connection with the Company’s commercialization or sublicensing of certain products covered by the license agreement, including CMX521, the Company could be required to pay royalties on net sales of such products ranging from 0.25% to 2%. Beginning in 2024, the Company is also subject to certain minimum annual royalty payments.

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

Note 8. Restructuring Costs

In May 2019, the Company made the decision to discontinue the development of oral and IV BCV development programs for the treatment of Adenovirus (AdV) in stem-cell transplant (HCT) patients. The Company’s development efforts with respect to BCV are now focused on the treatment of smallpox. As a result, the Company restructured its operations, which included a reduction in workforce of 43 full-time employees and the accrual of expenses to close-out the clinical trials for the oral and IV development programs of BCV in AdV (study 210, study 211, AdAPT) and other supportive BCV development programs. The Company recorded charges for one-time employee termination benefits of $3.3 million, contract close-out costs of $2.0 million, other BCV development costs of $0.3 million, and losses on disposals of fixed assets of $0.3 million during the twelve months ended December 31, 2019. The $2.0 million of contract close-out costs were recorded through an increase in liabilities of $1.5 million with the remainder recognized through the expensing of prepaid balances. As of December 31, 2019, the Company had a clinical trial accrual balance related to the AdAPT, 210 and 211 trial terminations of $27,000 and other development costs accrual balance of $0.1 million, which are expected to be paid during the first quarter of 2020. As of December 31, 2019, the Company had a severance accrual balance of $0.2 million, which is expected to be fully paid by June 2020.

The following table summarizes the restructuring charges (in thousands) recorded for the twelve months ended December 31, 2019:

	Employee Termination Benefits	Clinical Trial Close-out Costs	Other Development Costs	Fixed Asset Disposals	Total
Research and development	1,437	2,021	339	—	3,797
General and administrative	1,909	—	—	—	1,909
Interest income and other, net	—	—	—	250	250
Total restructuring expenses	3,346	2,021	339	250	5,956

The following table sets forth the accrual activity for employee termination benefits and contract close-out costs (in thousands) for the twelve months ended December 31, 2019. No additional charges are expected to be incurred.

	Employee Termination Benefits	Clinical Trial Close-out Costs	Other Development Costs	Fixed Asset Disposals	Total
Balance at January 1, 2019	—	—	—	—	—
Accruals	3,335	2,131	315	—	5,781
Revised estimates	11	(621)	24	250	(336)
Payments	(3,163)	(1,483)	(229)	(250)	(5,125)
Balance at December 31, 2019	183	27	110	—	320

In addition to the approximately $621,000 of revised estimates to accrued liabilities, the Company revised estimates of prepaid clinical trial balances included in prepaid expenses and other current assets, which resulted in the reduction of originally estimated clinical trial close-out costs by approximately $196,000 for the twelve months ended December 31, 2019. As of December 31, 2019, prepaid balances of $1.3 million for unused deposits have been reclassed to other receivables, which is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheet and are expected to be refunded during the first quarter of 2020.

Note 9. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2019 and 2018 are as follows (in thousands, except share and per share data):

	2019 Quarters
	Fourth	Third	Second	First
Revenue	$6,767	$1,958	$1,438	$2,356
Operating loss	(3,873)	(74,564)	(18,701)	(18,845)
Net loss	(3,503)	(73,730)	(17,650)	(17,693)
Net loss per share, basic and diluted	$(0.06)	$(1.26)	$(0.35)	$(0.35)
Weighted-average shares outstanding, basic and diluted	61,385,616	58,457,110	51,130,104	50,887,221

	2018 Quarters
	Fourth	Third	Second	First
Revenue	$4,864	$369	$1,193	$790
Operating loss	(15,419)	(16,710)	(19,169)	(20,307)
Net loss	(14,956)	(16,079)	(18,613)	(19,826)
Net loss per share, basic and diluted	$(0.29)	$(0.33)	$(0.39)	$(0.42)
Weighted-average shares outstanding, basic and diluted	50,722,655	48,172,354	47,811,552	47,637,907

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share calculations will not necessarily equal the annual per share calculation. Diluted weighted-average shares outstanding are identical to basic weighted-average shares outstanding and diluted net loss per share is identical to basic net loss per share for all quarters of 2019 and 2018.

Note 10. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2019, and events which occurred subsequently but were not recognized in the financial statements.

ITEM. 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2019, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In making the assessment of internal controls over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears in Item 8 of this Annual Report.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2020 Annual Meeting of Stockholders (Proxy Statement), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

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

10.5+ (2)	Chimerix, Inc. 2013 Equity Incentive Plan, as amended.
10.6+ (1)	Chimerix, Inc. 2013 Employee Stock Purchase Plan.
10.7+	Chimerix, Inc. Non-Employee Director Compensation Policy.
10.8+ (26)	Chimerix, Inc. Officer Severance Benefit Plan, as amended.
10.9+ (3)	Employment Offer Letter to William Garrett Nichols, M.D., M.S., dated August 19, 2014.
10.10+ (12)	Directorship Offer Letter to James M. Daly dated June 6, 2014.
10.11+ (12)	Directorship Offer Letter to Catherine L. Gilliss dated June 13, 2014.
10.12+ (12)	Directorship Offer Letter to Patrick Machado dated May 30, 2014.
10.13+ (12)	Directorship Offer Letter to Ronald C. Renaud, Jr. dated December 12, 2014.
10.14 (1)	Office Lease by and between the Registrant and ACP 2505 Meridian LLC dated September 1, 2007, as amended.
10.15 (6)	Lease Agreement by and between the Registrant and Northwood RTC LLC dated March 10, 2014.
10.16 (5)	Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.
10.17 (9)	Sixth Amendment to Office Lease dated April 28, 2015 by and between the Registrant and IVC Meridian TT O, LLC.
10.18 (17)	Seventh Amendment to Office Lease dated March 10, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.19 (18)	Eighth Amendment to Office Lease dated July 13, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.20* (1)	Contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.
10.21* (7)
Contract modification No. 14, dated May 30, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.22* (8)
Contract modification No. 15, dated August 28, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.23* (8)
Contract modification No. 16, dated December 10, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.24 (4)
Contract modification No. 17, dated April 14, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.25 (12)
Contract modification No. 18, dated May 6, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.26* (5)
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

10.28* (12)
Contract modification No. 21, dated November 7, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.29 (12)
Contract modification No. 22, dated December 11, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.30 (12)
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

10.32 (9)
Contract modification No. 25, dated March 26, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.33 (10)
Contract modification No. 26, dated June 18, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.34 (10)
Contract modification No. 27, dated July 14, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.35* (11)
Contract modification No. 28, dated September 1, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.36* (11)
Contract modification No. 29, dated September 11, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.37* (13)
Contract modification No. 30, dated November 12, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.38* (14)
Contract modification No. 31, dated April 8, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.39* (14)
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

10.42 (17)
Contract modification No. 35, dated October 21, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.43 (17)
Contract modification No. 36, dated January 23, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.44 (18)
Contract modification No. 37, dated March 27, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.45 (19)
Contract modification No. 38, dated April 3, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.46 (19)
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

10.48 (20)
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

10.52 (22)
Contract modification No. 45, dated October 20, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.53 (22)
Contract modification No. 46, dated November 27, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.54* (22)
Contract modification No. 47, dated December 21, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.55 (22)
Contract modification No. 48, dated December 21, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.56* (22)
Contract modification No. 49, dated February 27, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.57* (23)
Contract modification No. 50, dated March 20, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.58* (24)
Contract modification No. 51, dated May 31, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.59* (24)
Contract modification No. 52, dated July 11, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.60 (25)
Contract modification No. 53, dated September 6, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.61 (26)
Contract modification No. 54, dated December 3, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.62* (26)
Contract modification No. 55, dated January 10, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.63 (28)
Contract modification No. 56, dated March 5, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.64** (29)
Contract modification No. 57, dated July 12, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.65**
Contract modification No. 58, dated December 13, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.66* (17)	Patent Option and License Agreement by and between the Registrant and The Regents of the University of Michigan dated May 24, 2006, as amended.
10.67 (21)	Sales Agreement, dated November 8, 2017, by and between Chimerix, Inc and Cowen and Company, LLC.
10.68 (22)	First Amendment to Industrial Building Lease dated December 14, 2017 by and between Registrant and CLPF - Research Center, LLC.
10.69+ (26)	Employment Offer Letter to Michael A. Alrutz dated May 9, 2012.
10.70+ (27)	Employment Offer Letter to Michael Sherman dated April 2, 2019.
10.71+ (27)	Employment Offer Letter to Michael Andriole dated April 4, 2019.
10.72 (29)	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2013 Equity Incentive Plan.
10.73** (30)	License and Development Agreement, dated July 26, 2019, by and between the Registrant and Cantex Pharmaceuticals, Inc.
10.74** (30)	Supply Agreement, dated October 2, 2015, by and between the Registrant (as successor to Cantex Pharmaceuticals, Inc.) and Scientific Protein Laboratories LLC.
10.75** (30)	License Agreement, dated September 30, 2019, by and between the Registrant and SymBio Pharmaceuticals Limited.
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Certain confidential information contained in this exhibit, marked by brackets, has been omitted pursuant to Item 601 of Regulation S-K.
(1)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.
(2)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 23, 2014.
(3)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on September 4, 2014.
(4)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2014.
(5)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2014.
(6)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on March 14, 2014.
(7)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 14, 2013.
(8)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 7, 2014.
(9)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 11, 2015.
(10)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 6, 2015.
(11)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 5, 2015.
(12)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 6, 2015.
(13)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 29, 2016
(14)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2016.
(15)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2016.
(16)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2016.
(17)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 2, 2017.
(18)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2017.
(19)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 7, 2017.
(20)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on October 11, 2017.
(21)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on November 8, 2017.
(22)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 1, 2018.
(23)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 7, 2018.
(24)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2018.

(25)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 8, 2018.
(26)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 5, 2019.
(27)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on April 10, 2019.
(28)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2019.
(29)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2019.
(30)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 5, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimerix, Inc.

Date:	February 25, 2020	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Sherman and Michael T. Andriole, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Sherman	President, Chief Executive Officer and Director	February 25, 2020
Michael A. Sherman	(Principal Executive Officer)

/s/ Michael T. Andriole	Chief Business and Financial Officer	February 25, 2020
Michael T. Andriole	(Principal Financial Officer)

/s/ David Jakeman	Executive Director of Finance and Accounting	February 25, 2020
David Jakeman	(Principal Accounting Officer)

/s/ Martha J. Demski
Martha J. Demski	Chair of the Board of Directors	February 25, 2020

/s/ Catherine L. Gilliss
Catherine L. Gilliss, PhD, RN, FAAN	Member of the Board of Directors	February 25, 2020

/s/ Edward F. Greissing Jr.
Edward F. Greissing Jr.	Member of the Board of Directors	February 25, 2020

/s/ Patrick Machado
Patrick Machado	Member of the Board of Directors	February 25, 2020

/s/ Robert J. Meyer
Robert J. Meyer, MD	Member of the Board of Directors	February 25, 2020

/s/ Fred A. Middleton
Fred A. Middleton	Member of the Board of Directors	February 25, 2020

/s/ Ronald C. Renaud Jr.
Ronald C. Renaud Jr.	Member of the Board of Directors	February 25, 2020