Form 10-Q
period 2020-03-31
CHIMERIX INC
filed 2020-05-07
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 61,930,339.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$24,553	$16,901
Short-term investments, available-for-sale	78,469	96,574
Accounts receivable	1,079	1,233
Prepaid expenses and other current assets	2,639	3,385
Total current assets	106,740	118,093
Property and equipment, net of accumulated depreciation	435	540
Operating lease right-of-use assets	578	709
Other long-term assets	16	34
Total assets	$107,769	$119,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,124	$2,398
Accrued liabilities	5,556	6,830
Total current liabilities	6,680	9,228
Lease-related obligations	48	196
Total liabilities	6,728	9,424

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2020 and December 31, 2019; 61,930,339 and 61,590,013 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	62	62
Additional paid-in capital	780,248	778,693
Accumulated other comprehensive (loss) gain, net	(11)	35
Accumulated deficit	(679,258)	(668,838)
Total stockholders’ equity	101,041	109,952
Total liabilities and stockholders’ equity	$107,769	$119,376

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Contract revenue	$1,171	$2,356
Licensing revenue	70	—
Total revenues	1,241	2,356
Operating expenses:
Research and development	8,949	13,515
General and administrative	3,205	7,686
Total operating expenses	12,154	21,201
Loss from operations	(10,913)	(18,845)
Other income:
Interest income and other, net	493	1,152
Net loss	(10,420)	(17,693)
Other comprehensive loss:
Unrealized (loss) gain on debt investments, net	(46)	140
Comprehensive loss	$(10,466)	$(17,553)
Per share information:
Net loss, basic and diluted	$(0.17)	$(0.35)
Weighted-average shares outstanding, basic and diluted	61,742,035	50,887,221

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	$62	$778,693	$35	$(668,838)	$109,952
Share-based compensation	—	1,326	—	—	1,326
Employee stock purchase plan purchases	—	229	—	—	229
Comprehensive loss:
Unrealized gain on investments, net	—	—	(46)	—	(46)
Net loss	—	—	—	(10,420)	(10,420)
Total comprehensive loss					(10,466)
Balance, March 31, 2020	$62	$780,248	$(11)	$(679,258)	$101,041

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2018	$51	$733,907	$(92)	$(556,262)	$177,604
Share-based compensation	—	4,073	—	—	4,073
Exercise of stock options	—	13	—	—	13
Employee stock purchase plan purchases	—	170	—	—	170
Comprehensive loss:
Unrealized loss on investments, net	—	—	140	—	140
Net loss	—	—	—	(17,693)	(17,693)
Total comprehensive loss					(17,553)
Balance, March 31, 2019	$51	$738,163	$48	$(573,955)	$164,307

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,420)	$(17,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	112	149
Amortization of discount/premium on investments	(191)	(595)
Share-based compensation	1,326	4,073
Unrealized loss on equity investment	—	8
Lease-related amortization	(21)	(16)
Changes in operating assets and liabilities:
Accounts receivable	154	(1,095)
Prepaid expenses and other assets	762	59
Accounts payable and accrued liabilities	(2,542)	(624)
Net cash used in operating activities	(10,820)	(15,734)

Cash flows from investing activities:
Purchases of property and equipment	(7)	(97)
Purchases of short-term investments	(27,652)	(69,680)
Proceeds from maturities of short-term investments	45,902	23,950
Net cash provided by (used in) investing activities	18,243	(45,827)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	13
Proceeds from employee stock purchase plan	229	170
Payments of deferred offering costs	—	(23)
Net cash provided by financing activities	229	160
Net increase (decrease) in cash and cash equivalents	7,652	(61,401)
Cash and cash equivalents:
Beginning of period	16,901	81,106
End of period	$24,553	$19,705

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. The Company has two clinical-stage product candidates, dociparstat sodium (DSTAT) and brincidofovir (BCV). Dociparstat sodium is a potential first-in-class glycosaminoglycan compound derived from porcine heparin with known anti-inflammatory properties, but with substantially reduced risk of bleeding complications compared to commercially available forms of heparin. DSTAT is currently in development as a first-line therapy in acute myeloid leukemia (AML). DSTAT may enhance eradication of leukemic blasts and quiescent leukemic stem cells (LSCs) by making them more sensitive to chemotherapy. Specifically, DSTAT inhibits binding and/or interactions of proteins including CXCL12, P-selectins, HMGB1, and platelet factor 4. DSTAT may sensitize malignant blasts to chemotherapy by inhibiting AML survival pathways and reversing LSC quiescence leading to the observed increases in relapse-free survival (RFS) and overall survival (OS) in a Phase 2 study with DSTAT versus placebo. Randomized Phase 2 data suggests that DSTAT may also accelerate platelet recovery post chemotherapy via inhibition of platelet factor 4, a negative regulator of platelet production that impairs platelet recovery following chemotherapy. DSTAT is also being developed for acute lung injury (ALI) in COVID-19 patients. DSTAT has demonstrated potential in preclinical studies to address key inflammatory and coagulation disorders observed in patients with severe COVID-19. DSTAT has the potential to inhibit the hyperactive immune response and resulting inflammation, as well as address the underlying causes of coagulation disorders seen in COVID-19, but with substantially reduced risk of bleeding complications compared to commercially available forms of heparin. BCV is a lipid conjugate DNA polymerase inhibitor in development as a medical countermeasure for smallpox. The Company expects to continue its evaluation of external innovation in order to license, acquire or otherwise gain access to molecules that further broaden its pipeline of investigational agents in cancer or other serious diseases.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At March 31, 2020 the Company had cash equivalents including money market funds and U.S. Treasury securities and at December 31, 2019, the Company had cash equivalents including money market funds, whose value is based on quoted market prices. At March 31, 2020 and December 31, 2019, the Company had short term investments, including U.S. Treasury securities, whose value is based on quoted market prices. Accordingly, these securities are classified as Level 1.

At March 31, 2020 and December 31, 2019, the Company had short-term investments, including commercial paper and corporate bonds. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	March 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$17,963	$17,963	$—	$—
U.S. treasury securities	2,500	2,500	—	—
Total cash equivalents	20,463	20,463	—	—
Short-term investments
U.S. treasury securities	12,047	12,047	—	—
Commercial paper	43,893	—	43,893	—
Corporate bonds	22,529	—	22,529	—
Total short-term investments	78,469	12,047	66,422	—
Total assets	$98,932	$32,510	$66,422	$—

	Fair Value Measurements
	December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,854	$11,854	$—	$—
Total cash equivalents	11,854	11,854	—	—
Short-term investments
U.S. treasury securities	22,493	22,493	—	—
Commercial paper	43,119	—	43,119	—
Corporate bonds	30,962	—	30,962	—
Total short-term investments	96,574	22,493	74,081	—
Total assets	$108,428	$34,347	$74,081	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued research and development expenses	$2,612	$1,868
Accrued compensation	1,734	3,626
Other accrued liabilities	1,210	1,336
Total accrued liabilities	$5,556	$6,830

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

SymBio Pharmaceuticals

On September 30, 2019, the Company entered into a license agreement with SymBio Pharmaceuticals Limited (SymBio) for the exclusive worldwide rights to develop, manufacture and commercialize BCV for all human indications, excluding the prevention and treatment of orthopoxviruses, including smallpox. The Company assessed the agreement in accordance with the authoritative guidance and concluded that the SymBio contract includes multiple performance obligations. The SymBio contract has one fixed transaction amount of a $5.0 million upfront payment received in October 2019 and several variable transaction amounts, up to $180 million, due to the Company at certain regulatory and commercial milestones, along with low double-digit royalties, due to the Company on annual net sales. All variable transaction amounts are fully constrained, therefore the allocated transaction price is $5.0 million. The majority of the transaction price of the contract has been allocated to the combined performance obligation of the granting of the license to BCV and associated technology transfer which was recognized when the technology transfer was completed in the fourth quarter of 2019. The remainder of the upfront payment will be recognized as the technical assistance performance obligation is completed, which is expected to occur in the second quarter of 2020. The revenue from regulatory and commercial milestones and royalties from net sales will be recognized upon occurrence of the triggering events or when those transaction amounts are no longer fully constrained. As of March 31, 2020, the Company had recognized approximately $5.0 million of revenue related to the upfront payment and $14,000 remained in deferred revenue in accrued liabilities.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2020, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three months ended March 31, 2020 and 2019.

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

Note 2. Investments

The following tables summarize the Company's debt investments (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$22,609	$—	$(80)	$22,529
U.S. treasury securities	11,996	51	—	12,047
Commercial paper	43,878	25	(10)	43,893
Total investments	$78,483	$76	$(90)	$78,469

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,952	$19	$(9)	$30,962
Commercial paper	43,109	14	(4)	43,119
U.S. treasury securities	22,478	17	(2)	22,493
Total investments	$96,539	$50	$(15)	$96,574

The following tables summarize the Company's debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	March 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$22,529	$(80)	$—	$—	$22,529	$(80)
Commercial paper	8,351	(10)	—	—	8,351	(10)
Total	$30,880	$(90)	$—	$—	$30,880	$(90)
Number of securities with unrealized losses		14		—		14

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$9,657	$(9)	$—	$—	$9,657	$(9)
Commercial paper	10,147	(4)	—	—	10,147	(4)
U.S. treasury securities	2,994	(2)	—	—	2,994	(2)
Total	$22,798	$(15)	$—	$—	$22,798	$(15)
Number of securities with unrealized losses		9		—		9

The Company periodically reviews available-for-sale debt investments for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At March 31, 2020, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale debt investments in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three months ended March 31, 2020 and 2019. Unrealized gains and losses on debt investments are recorded to unrealized (loss) gain on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at March 31, 2020 (in thousands):

Maturing in one year or less	$78,469
Maturing after one year through two years	—
Total debt investments	$78,469

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2021. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company's discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company's operating leases as of March 31, 2020 was 1.03 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $193,000 and $194,000, respectively, for the three months ended March 31, 2020 and 2019.

The discount rate implicit within the Company's leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of March 31, 2020, the operating lease liabilities reflect a weighted-average discount rate of 13.07%.

The following table sets forth the operating lease right-of-use assets and liabilities as of March 31, 2020 (in thousands):

Assets
Operating lease right-of-use assets	$578

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$633
Operating lease long-term liabilities (recorded within Lease-related obligations)	48
Total operating lease liabilities	$681

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of March 31, 2020
2020	$541
2021	182
Total future minimum rental payments	$723
Less amount of lease payments representing interest	42
Total present value of lease payments	$681

As of December 31, 2019, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2019
2020	$719
2021	182
Total future minimum rental payments	$901
Less amount of lease payments representing interest	66
Total present value of lease payments	$835

For the three months ended March 31, 2020 and 2019, the Company made lease payments of approximately $178,000 and $192,000, respectively, which are included in operating cash flows.

Sublease

The Company subleases 3,537 square feet of its office space under a non-cancelable operating lease that expires in February 2021. For the three months ended March 31, 2020 and 2019, the Company recognized approximately $18,000 and $18,000 of income in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. Total future minimum rentals under the non-cancelable operating sublease are presented below (in thousands):

Years Ending December 31,	As of March 31, 2020
2020	$61
2021	14
Total future minimum sublease rentals	$75

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA, the sole source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement had been made as of March 31, 2020 and December 31, 2019.

Note 4. Equity Transactions and Share-based Compensation

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2020, the common stock reserved for issuance under the 2013 Plan was automatically increased by 2.5 million shares. As of March 31, 2020, there was a total of 1.7 million shares reserved for future issuance under the 2013 Plan. The Company issued no shares of common stock pursuant to the exercise of stock options during the three months ended March 31, 2020. The Company issued approximately 8,000 shares of common stock pursuant to the exercise of stock options during the three months ended March 31, 2019.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 3.5 million shares of common stock to be purchased under the ESPP, of which 2.6 million shares remained available for purchase as of March 31, 2020. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). On January 1, 2020, the common stock reserved for issuance under the ESPP was automatically increased by an additional 422,535 shares.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 177,000 and 113,000 shares of common stock pursuant to the ESPP during the three months ended March 31, 2020 and 2019, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued approximately 163,000 and 168,000 shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2020 and 2019, respectively.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expense	$740	$1,270
General and administrative expense	586	2,803
Total share-based compensation expense	$1,326	$4,073

The three months ended March 31, 2019 includes $1.8 million of share-based compensation expense related to the accelerated vesting and modification of stock options and RSUs of the Company's then President and CEO in connection with her severance agreement.

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2020 as the Company incurred losses for the three month period ended March 31, 2020, and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2020. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At March 31, 2020, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. At this point, we do not expect the CARES Act to have a material impact on our financial results. We continue to examine the impact the CARES Act may have on our business.

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

The Company is currently performing under the second and third option segments of the contract during which the Company may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on May 31, 2020. Of the $75.8 million in expense reimbursement and $5.3 million in fees that the Company may receive, approximately $74.3 million in expense reimbursement and fees has been funded. As of March 31, 2020, of the total funding the Company had invoiced an aggregate of $71.3 million with respect to the base performance segment and the first three option segments. For the three months ended March 31, 2020 and 2019, the Company recognized revenue under this contract of $1.2 million and $2.4 million, respectively.

Cantex Pharmaceuticals, Inc.

On July 26, 2019, the Company entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize, for any and all uses, a glycosaminoglycan compound known as DSTAT, which is currently being studied for the treatment of acute myeloid leukemia and acute lung injury in patients with COVID-19. Under the terms of the license agreement, the Company will be responsible for, and bear the future costs of, worldwide development and commercialization of DSTAT. In connection with the transaction, Cantex assigned to the Company all of its rights under its DSTAT supply agreements, including its bulk API agreement with Scientific Protein Laboratories LLC (SPL), pursuant to which SPL will exclusively produce DSTAT for the Company through October 2030.

In consideration for the license rights, the Company made an upfront cash payment of $30.0 million to Cantex and issued to Cantex 10.0 million shares of its common stock. During 2019, the Company recognized 65.0 million of acquired in-process research and development expenses for the $30.0 million upfront cash payment, the fair value of the 10.0 million shares of common stock issued to Cantex and $0.1 million of transaction costs. The license agreement obligates the Company to pay Cantex regulatory milestone payments of up to $202.5 million upon receipt of product approvals in the United States, the European Union and Japan, and sales milestone payments of up to $385.0 million upon achievement of specified net sales levels. The Company also agreed to pay Cantex tiered royalties based on percentages of net sales beginning at 10% and not to exceed the high-teens.

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

In exchange for the license to BCV rights, the Company received an upfront payment of $5.0 million in October 2019. In addition, the Company is eligible to receive up to $180.0 million in clinical, regulatory and commercial milestones worldwide, as well as low double-digit royalties and additional milestones based on commercial sales. Since entering into the license agreement in September 2019, the Company has recognized approximately $5.0 million of revenue related to the upfront payment and as of March 31, 2020, 14,000 remained in deferred revenue in accrued liabilities.

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

Note 7. Restructuring Costs

In May 2019, the Company made the decision to discontinue the development of oral and IV BCV development programs for the treatment of Adenovirus (AdV) in stem-cell transplant (HCT) patients. The Company's development efforts with respect to BCV are now focused on the treatment of smallpox. As a result, the Company restructured its operations, which included a reduction in workforce of 43 full-time employees and the accrual of expenses to close-out the clinical trials for the oral and IV development programs of BCV in AdV (study 210, study 211, AdAPT) and other supportive BCV development programs. In 2019, the Company recorded charges for one-time employee termination benefits of $3.3 million, contract close-out costs of $2.0 million, other BCV development costs of $0.3 million, and losses on disposals of fixed assets of $0.3 million during 2019. The $2.0 million of contract close-out costs were recorded through an increase in liabilities of $1.5 million with the remainder recognized through the expensing of prepaid balances. As of December 31, 2019, the Company had a clinical trial accrual balance related to the AdAPT, 210 and 211 trial terminations of $27,000, other development costs accrual balance of $0.1 million, and severance accrual balance of $0.2 million. Additionally, as of December 31, 2019 prepaid balances of $1.3 million for unused deposits have been reclassed to other receivables, which was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheet.

The following table summarizes the restructuring charges (in thousands) recorded in 2019 during the period subsequent to the restructuring in May 2019:

	Employee Termination Benefits	Clinical Trial Close-out Costs	Other Development Costs	Fixed Asset Disposals	Total
Research and development	$1,437	$2,021	$339	$—	$3,797
General and administrative	1,909	—	—	—	1.909
Interest income and other, net	—	—	—	250	250
Total restructuring expenses	$3,346	$2,021	$339	$250	$5,956

The following table sets forth the accrual activity for employee termination benefits and contract close-out costs (in thousands) for 2019.

	Employee Termination Benefits	Clinical Trial Close-out Costs	Other Development Costs	Fixed Asset Disposals	Total
Balance at January 1, 2019	$—	$—	$—	$—	$—
Accruals	3,335	2,131	315	—	5,781
Revised estimates	11	(621)	24	250	(336)
Payments	(3,163)	(1,483)	(229)	(250)	(5,125)
Balance at December 31, 2019	$183	$27	$110	$—	$320

The following table sets forth the accrual activity for employee termination benefits and contract close-out costs (in thousands) for the three months ended March 31, 2020. All amounts are expected to be fully paid by the end of the second quarter of 2020 and no additional charges are expected to be incurred.

	Employee Termination Benefits	Clinical Trial Close-out Costs	Other Development Costs	Total
Balance at December 31, 2019	$183	$27	$110	$320
Revised estimates	—	(14)	—	(14)
Payments	(114)	(4)	(100)	(218)
Balance at March 31, 2020	$69	$9	$10	$88

For the three months ended March 31, 2020, the revised accrual estimates resulted in a decrease to research and development expenses of $14,000. As of March 31, 2020 prepaid balances of $1.3 million for unused deposits remained in prepaid expenses and other current assets on the Consolidated Balance Sheet and are expected to be refunded during the second quarter of 2020.

Note 8. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2020, and events which occurred subsequently but were not recognized in the financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (SEC) on February 25, 2020. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Dociparstat sodium is a potential first-in-class glycosaminoglycan compound derived from porcine heparin with known anti-inflammatory properties, but with substantially reduced risk of bleeding complications compared to commercially available forms of heparin. DSTAT is currently in development as a first-line therapy in acute myeloid leukemia (AML). DSTAT may enhance eradication of leukemic blasts and quiescent leukemic stem cells (LSCs) by making them more sensitive to chemotherapy. Specifically, DSTAT inhibits binding and/or interactions of proteins including CXCL12, P-selectin, high mobility group box (HMGB1), and platelet factor 4 (PF4). DSTAT may sensitize malignant blasts to chemotherapy by inhibiting AML survival pathways and reversing LSC quiescence leading to the observed increases in relapse-free survival (RFS) and overall survival (OS) in a Phase 2 study with DSTAT versus placebo. Randomized Phase 2 data suggests that DSTAT may also accelerate platelet recovery post chemotherapy via inhibition of platelet factor 4, a negative regulator of platelet production that impairs platelet recovery following chemotherapy. DSTAT is also being developed for acute lung injury (ALI) in COVID-19 patients. DSTAT has demonstrated potential in preclinical studies to address key inflammatory and coagulation disorders observed in patients with severe COVID-19. DSTAT has the potential to inhibit the hyperactive immune response and resulting inflammation, as well as address the underlying causes of coagulation disorders seen in COVID-19, but with substantially reduced risk of bleeding complications compared to commercially available forms of heparin.

BCV is a lipid conjugate viral DNA polymerase inhibitor in development as a medical countermeasure for smallpox. We expect to continue our evaluation of external innovation in order to license, acquire or otherwise gain access to molecules that further broaden our pipeline of investigational agents in cancer or other serious diseases.

Recent Developments

Dociparstat for the Treatment of Acute Lung Injury (ALI) in COVID-19 Patients

We recently announced the initiation of a Phase 2/3 study of DSTAT in patients with acute lung injury (ALI) from COVID-19.

Clinical Rationale for DSTAT Treatment of ALI in COVID-19 Patients

The clinical manifestations of COVID-19 range from mild, self-limited respiratory tract illness to severe alveolar damage and progressive respiratory failure, multiple organ failure, and death. Mortality in COVID-19 is associated with severe pulmonary disease and coagulation disorders such as disseminated intravascular coagulation (DIC).

The mechanistic rationale supporting DSTAT's potential to treat ALI patients with COVID-19 is two-fold:

•	Potential to decrease inflammation/immune cell infiltration in COVID-19 patients with ALI:

◦
A primary anti-inflammatory effect of DSTAT is mediated by inhibition of HMGB1 activity. HMGB1 induces downstream proinflammatory cytokines, including but not limited to, IL-6, tumor necrosis factor-α (TNF-α), monocyte chemoattractant protein-1 (MCP-1) and macrophage inflammatory protein-1α (MIP-1α), all of which are elevated in COVID-19.

◦
Infiltration of monocytes and other immune cells into inflamed lung tissue is a key pathogenic driver of ALI. DSTAT has been shown to reduce lung infiltration by immune cells in ALI in pre-clinical models, likely by inhibition of MCP-1 and other ligands involved in migration of monocytes, neutrophils and other effector cells that promote hyperinflammation in the lungs.

•	Potential to alleviate the underlying causes of coagulation disorders by inhibiting HMGB1 and PF4 activities:

◦
Two recent studies have identified a high neutrophil/lymphocyte ratio and low platelet counts as clinically relevant indicators of disease severity and mortality in COVID-19. Neutrophils are early responders to infection capable of extruding granular and nuclear contents to produce neutrophil extracellular traps (NETs). NETs may be beneficial (e.g., by trapping pathogens); however, excessive neutrophils and NET release can be pathogenic. HMGB1 promotes NETs which may drive hypercoagulation by providing a substrate for platelet aggregation and upregulating tissue factor on endothelial cells. Activated platelets in turn release PF4, which further exacerbates inflammation. DSTAT’s inhibition of inflammatory drivers of coagulation (e.g., PF4 and HMGB1) has the potential to prevent and treat coagulation disorders observed in COVID-19.

Phase 2/3 Study Design of DSTAT Treatment of ALI in COVID-19 Patients

The study is a 1:1 randomized, double-blind, placebo-controlled, Phase 2/3 trial to determine the safety and efficacy of DSTAT in adults with severe COVID-19 who are at high risk of respiratory failure. Eligible subjects will be those with confirmed COVID-19 who require hospitalization and supplemental oxygen therapy. The primary endpoint of the study is the proportion of subjects who survive and do not require mechanical ventilation through day 28. Additional endpoints include time to improvement as assessed by the National Institute of Allergy and Infectious Disease ordinal scale, time to hospital discharge, time to resolution of fever, number of ventilator-free days, all-cause mortality, and changes in key biomarkers (e.g. IL-6, TNF-α, HMGB1, C-reactive protein and d-dimer).

The Phase 2 portion of the study will enroll 24 subjects to confirm the maximum safe dose and will then expand by an additional 50 patients (74 total) at the selected dose. A formal analysis of all endpoints, including supportive biomarkers will be performed at the conclusion of the Phase 2 portion of the study. Contingent upon positive results, the Phase 3 portion of the study will enroll approximately 450 subjects.

Dociparstat for First-Line Acute Myeloid Leukemia (AML)

Earlier this year, we conducted an end of Phase 2 meeting with the FDA related to the Company’s development of DSTAT in AML. Following that meeting, we incorporated FDA's feedback on key elements of a proposed Phase 3 clinical trial and have since obtained FDA agreement on the full protocol. We have previously announced a plan to initiate the Phase 3 clinical study of DSTAT for the treatment of AML in 2020 and have subsequently announced its delay. Our current operational focus is on executing the DSTAT study in ALI patients with COVID-19 and we will determine next steps on the proposed AML study in the coming months.

The proposed Phase 3 trial will be a randomized, blinded trial of approximately 570 newly diagnosed AML patients. The trial will include patients 60 years of age and older who have an intermediate or adverse genetic risk profile. It will also include patients between 18 and 60 years old who have an adverse genetic risk profile. Patients will be randomized 1:1 to receive DSTAT in combination with standard cytarabine plus anthracycline (7+3) induction and cytarabine consolidation chemotherapy or will receive standard of care (7+3) induction and consolidation chemotherapy alone. Patients with FLT-3 mutations will be allowed in the study and will be eligible to receive midostaurin.

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

In order to supplement the previously reported data from pilot and Phase 2 studies and provide additional evidence of DSTAT’s mechanism of action, the proposed Phase 3 trial includes an early assessment of comparative CR and MRD rates among the first 80 evaluable patients. The data are expected to be unblinded, reported publicly, and available for ongoing analysis of later endpoints, unless the independent Data Monitoring Committee (DMC) determines that exceptional pre-specified thresholds have been achieved, in which case the DMC will have the discretion to maintain blinding, which would allow inclusion of these patients in the final analysis.

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

We recently announced receipt of clearance from the FDA for a rolling submission of our New Drug Application (NDA) for the approval of BCV as a medical countermeasure for smallpox. The Company intends to begin the rolling NDA submission for BCV in May 2020 with completion targeted for mid-2020.

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

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments. Subsequent option segments to the contract are not subject to automatic renewal and are not exercisable at Chimerix’s discretion. The contract is a cost-plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second and third option segments of the contract during which we may receive up to a total of $23.9 million and $14.1 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on May 31, 2020. As of March 31, 2020, of the total funding the Company had invoiced an aggregate of $71.3 million with respect to the base performance segment and the first three option segments. Under the BARDA contract, we recognized revenue of $1.2 million and $2.4 million during the three months ended March 31, 2020 and 2019, respectively.

In September 2019, we entered into a license agreement with SymBio for worldwide rights to develop, manufacture and commercialize BCV in all human indications, excluding the use for treatment of orthopoxviruses, including smallpox. Under the contract, we received a $5.0 million upfront payment in October 2019 and could receive up to an additional $180.0 million in potential regulatory and commercial milestones. Since the license agreement was entered into in September 2019, we have recognized approximately $5.0 million of revenue under this agreement related to the upfront payment. The remainder of the upfront payment, $14,000, will be recognized as the technical assistance performance obligation is completed, which is expected to occur during the second quarter of 2020. The revenue from regulatory and commercial milestones and royalties from net sales will be recognized upon occurrence of the triggering events.

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

	Three Months Ended March 31,
	2020	2019
Direct research and development expenses	$4,947	$7,684
Research and development personnel costs - excluding stock-based compensation	2,603	3,622
Research and development personnel costs - stock-based compensation	740	1,270
Indirect research and development expenses	659	939
Total research and development expenses	$8,949	$13,515

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

Dociparstat sodium (DSTAT)

In July of 2019, we acquired DSTAT from Cantex Pharmaceuticals. In connection with the transaction, we recorded in 2019 a total of $65.0 million in expense. This is comprised of a $30.0 million upfront payment, $34.9 million in stock-based compensation and $0.1 million in transaction costs. As we continue to focus on the development of DSTAT for first-line treatment of AML patients and COVID-19, we expect research and development expense to increase. We have plans to initiate a Phase 2/3 study of DSTAT in ALI for patients with COVID-19 and initiate a Phase 3 trial in AML.

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

Interest Income and Other, Net

Interest income and other, net consists primarily of interest earned on our cash, cash equivalents and short-term investments.

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $1.3 million and $4.1 million was recognized in the three months ended March 31, 2020 and 2019, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 25, 2020. There have been no material changes during the three months ended March 31, 2020 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and March 31, 2019, together with the changes in those items (in thousands, except percentages):

	Three Months Ended March 31,		Dollar Change	% Change
	2020	2019	Increase/(Decrease)
Revenues:
Contract revenue	$1,171	$2,356	$(1,185)	(50.3)%
Licensing revenue	70	—	70	*
Total revenues	1,241	2,356	(1,115)	(47.3)%
Operating expenses:
Research and development	8,949	13,515	(4,566)	(33.8)%
General and administrative	3,205	7,686	(4,481)	(58.3)%
Total operating expenses	12,154	21,201	(9,047)	(42.7)%
Loss from operations	(10,913)	(18,845)	7,932	(42.1)%
Other income:
Interest income and other, net	493	1,152	(659)	(57.2)%
Net loss	$(10,420)	$(17,693)	$7,273	(41.1)%

* Not meaningful or not calculable

Contract Revenue

For the three months ended March 31, 2020, total contract revenue decreased to $1.2 million compared to $2.4 million for the three months ended March 31, 2019. This change is related to a decrease in reimbursable expenses related to our contract with BARDA.

Research and Development Expenses

For the three months ended March 31, 2020, our research and development expenses decreased to $8.9 million compared to $13.5 million for the three months ended March 31, 2019. The decrease of $4.6 million, or 33.8%, is primarily related to the following:

•	a decrease of $4.1 million related to the discontinuation of both the oral and IV BCV development programs and CMX521 for norovirus;

•	a decrease of $1.6 million in compensation expenses as headcount was reduced as part of the Company's restructuring activities in May 2019;

•	a decrease of $1.2 million in smallpox program expenses primarily related to the conclusion of animal studies;

•	a decrease of $0.3 million in expenses related to our BCV compassionate use program; and

•	a decrease of $0.2 million in operational expenses; offset by

•	an increase of $2.8 million in expenses primarily related to the conduct of animal studies and drug manufacturing related to the development of DSTAT for first-line treatment of AML patients.

General and Administrative Expenses

For the three months ended March 31, 2020, our general and administrative expenses decreased to $3.2 million compared to $7.7 million for the three months ended March 31, 2019. The decrease of $4.5 million, or 58.3%, is primarily related to the following:

•	a decrease of $3.6 million in compensation expenses due to the Company's restructuring activities in May 2019;

•	a decrease of $0.6 million in operational expenses; and

•	a decrease of $0.3 million in expenses related to commercial readiness.

Interest Income and Other, Net

For the three months ended March 31, 2020, our interest income decreased to $0.5 million compared to $1.2 million for the three months ended March 31, 2019. This decrease is attributable to decreased interest earned on our cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had capital available to fund operations of approximately $103.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of March 31, 2020, we had an accumulated deficit of $679.3 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On November 8, 2017, we entered into an at-the-market (ATM) sales agreement with Cowen and Company, LLC to sell up to $75 million of our common stock under a shelf registration statement filed in November 2017. As of December 31, 2018, we had sold an aggregate of 2.8 million shares of common stock pursuant to the ATM at a weighted average price per share of $4.00 for net offering proceeds of $10.9 million. We did not sell any shares of our common stock pursuant to the ATM in 2019 and have not sold any shares of our common stock pursuant to the ATM to-date in 2020.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash sources and uses:
Net cash used in operating activities	$(10,820)	$(15,734)
Net cash provided by (used in) investing activities	18,243	(45,827)
Net cash provided by financing activities	229	160
Net increase (decrease) in cash and cash equivalents	$7,652	$(61,401)

Operating Activities

Net cash used in operating activities of $10.8 million for the three months ended March 31, 2020 was primarily the result of our $10.4 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease of $2.5 million in accounts payable and accrued liabilities, partially offset by a decrease in prepaid expenses and other assets of $0.8 million and a decrease in accounts receivable of $0.2 million related to work on the BARDA contract. Non-cash expenses included add-backs of $1.3 million for share-based compensation and $0.1 million of depreciation of property and equipment, offset by $0.2 million of amortization of discount/premium on investments. Net cash used in operating activities of $15.7 million for the three months ended March 31, 2019 was primarily the result of our $17.7 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses. Non-cash expenses included add-backs of $4.1 million for share-based compensation and $0.1 million of depreciation of property and equipment, offset by $0.6 million of amortization of discount/premium on investments. The change in operating assets and liabilities includes an increase in accounts receivable of $1.1 million related to work on the BARDA contract and a decrease of $0.6 million in accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities of $18.2 million for the three months ended March 31, 2020 was primarily the result of the maturity of $45.9 million in short-term investments, partially offset by the purchase of $27.7 million in short-term investments. Net cash used in investing activities of $45.8 million for the three months ended March 31, 2019 was primarily the result of the purchase of $69.7 million in short-term investments, partially offset by the maturity of $24.0 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2020 was primarily the result of $0.2 million in proceeds from stock purchases through our ESPP. Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2019 was primarily the result of $0.2 million in proceeds from the exercise of stock options and stock purchases through our ESPP.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed by us with the SEC on February 25, 2020.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three months ended March 31, 2020 or March 31, 2019.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2020, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.        RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 25, 2020.

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing dociparstat (DSTAT) for the treatment of acute myeloid leukemia (AML) and the treatment of acute lung injury (ALI) in COVID-19 patients, and brincidofovir (BCV) for the treatment of smallpox. We have incurred significant net losses in each year since our inception, including net losses of $10.4 million and $17.7 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of approximately $679.3 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We may continue to incur losses and negative cash flows for the foreseeable future. The size of any loss will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial expenses as we seek to:

•	initiate development and manufacturing activities of DSTAT for the treatment of AML, the treatment of acute lung injury in COVID-19 patients, and other potential indications;

•	continue the development of BCV for the treatment of smallpox as a medical countermeasure;

•	obtain regulatory approvals for DSTAT and BCV;

•	scale-up manufacturing capabilities to commercialize DSTAT and BCV in the event we receive regulatory approval;

•	identify and in-license additional product candidates to expand our research and development pipeline;

•	maintain, expand and protect our intellectual property portfolio; and

•	continue our internal research and development efforts and seek to discover additional product candidates.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development, obtain the necessary regulatory approvals and commercialize product candidates. We may not generate revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining favorable results for and advancing the development of DSTAT for the treatment of AML and ALI, and BCV for the treatment of smallpox;

•	obtaining United States and foreign regulatory approval(s) for DSTAT and BCV;

•	generating, licensing or otherwise acquiring a pipeline of product candidates which progress to clinical development, regulatory approval, and commercialization.

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

In July 2019, we entered into a License and Development Agreement with Cantex in which we acquired an exclusive worldwide license to develop and commercialize DSTAT. We recently announced the initiation of a Phase 2/3 study of DSTAT in COVID-19 patients with acute lung injury (ALI). We have previously announced a plan to initiate the Phase 3 clinical study of DSTAT for the treatment of AML in 2020 and have subsequently announced its delay. Our current operational focus is on executing the DSTAT study in ALI patients with COVID-19 and we will determine next steps on the proposed AML study in the coming months.

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

In early 2019, we initiated a review of external assets that could be added to our pipeline of product candidates. In July 2019, in connection with this process, we entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which we acquired exclusive worldwide rights to develop and commercialize DSTAT for any and all uses. Under the terms of the license agreement, we are responsible for, and bear the future costs of, worldwide development and commercialization of DSTAT. These costs will be substantial, and we may require additional capital in order to pursue the development and commercialization of DSTAT as planned. Moreover, the anticipated benefits of our license to DSTAT may never be realized due to the various risks and uncertainties associated with drug development detailed elsewhere in the following risk factors.

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

 Risks Related to Clinical Development and Regulatory Approval

We face risks related to the coronavirus (COVID-19) outbreak, which could significantly disrupt our preclinical studies and clinical trials.*

The duration and the geographic impact of the business disruption and related financial impact resulting from the coronavirus cannot be reasonably estimated at this time and our business could be adversely impacted by the effects. We are currently conducting clinical trials in United States for the treatment of ALI in COVID-19 patients and plan to initiate a clinical trial of DSTAT in AML later in 2020. We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our non-clinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs. Similarly, clinical site initiation and patient enrollment may be delayed due to concerns for patient safety and prioritization of healthcare resources toward the COVID-19 pandemic. We also rely on third party suppliers and contract manufacturers to produce the drug product we utilize in our clinical trials, and the outbreak may cause delays in delivery and increases in the cost of APIs and drug product.  As a result, the expected timeline for data readouts of our non-clinical studies and clinical trials and certain regulatory filings, such as completion of a smallpox NDA submission, may be negatively impacted, and our APIs and drug product may become more expensive to obtain. The COVID-19 pandemic is also causing disruption of global financial markets which, if sustained or recurrent, could make it more difficult for us to access capital. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, and may adversely affect our business, healthcare systems and the global economy as a whole.

Our product candidates are still under clinical development and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. Our product candidates are DSTAT, which we are developing for the treatment of AML, the treatment of ALI in COVID-19 patients, and other potential indications and BCV, which we continue to develop for the treatment of smallpox as a medical countermeasure. We recently initiated a Phase 2/3 clinical trial of DSTAT for the treatment of ALI in COVID-19 patients. We have previously announced a plan to initiate the Phase 3 clinical study of DSTAT for the treatment of AML in 2020 and have subsequently announced its delay. Our current operational focus is on executing the DSTAT study in ALI patients with COVID-19 and we will determine next steps on the proposed AML study in the coming months.

There is no guarantee that our current or future clinical trials will be approved by regulators, and no guarantee that they will be completed or, if completed, will be successful, or if successful, will result in an approval for the sale of any of our product candidates. The success of each of DSTAT and BCV will depend on several factors, including the following:

•	generating positive safety and efficacy data from our clinical trials of DSTAT;

•	acceptance of data from our studies of oral BCV in animal models, including analyses necessary to bridge to a recommended human dose, by the FDA and foreign regulatory bodies;

•	completing the rolling submission of our NDA for the approval of BCV as a medical countermeasure for smallpox;

•	receipt of marketing approvals from the FDA and corresponding regulatory authorities outside the United States;

•	establishing manufacturing capabilities necessary for a registration trial and commercialization of DSTAT;

•	establishing commercial manufacturing capabilities for BCV;

•	acceptance of the product, if approved for marketing;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

Through our continuing development contract with BARDA, we completed the second rabbitpox efficacy study as well as a pivotal efficacy study in the mouse model (ectromelia virus). We believe that efficacy data from these models could support the approval of BCV for the treatment of smallpox. In April, the Company announced that it had received clearance from the FDA for a rolling submission of an NDA. The Company intends to submit the NDA for BCV in the second half of 2020.

In July, we entered into a license agreement with Cantex where we acquired an exclusive license to global development and commercialization rights to DSTAT. We recently announced the initiation of a Phase 2/3 study of DSTAT in COVID-1 patients with acute lung injury (ALI). We have previously announced a plan to initiate the Phase 3 clinical study of DSTAT for the treatment of AML in 2020 and have subsequently announced its delay. Our current operational focus is on executing the DSTAT study in ALI patients with COVID-19 and we will determine next steps on the proposed AML study in the coming months.

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

•
we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks, or other factors such as the impact of the ongoing COVID-19 pandemic;

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

Many of the above factors may be caused or exacerbated by the impact of the ongoing COVID-19 pandemic. If initiation or completion of any of our clinical trials for our product candidates, including either DSTAT or BCV, are delayed for any of the above reasons, our development costs may increase, our approval process could be delayed, any periods during which we may have the exclusive right to commercialize our product candidates may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business.

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

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these or any other health regulatory laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and/or divert our management’s attention from the operation of our business. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they also may be subject to significant criminal, civil or administrative sanctions, including, but not limited to, exclusions from government funded healthcare programs, which could also materially affect our business.

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

Additionally, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. However, there have been, and continue to be, judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (Tax Act) repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increased in the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. In December 2018, CMS published a new final rule permitting further collection and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the U.S. Supreme Court reversed a federal circuit court decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding to ACA qualified health plans. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court has agreed to review this case, and oral arguments are expected to occur in the fall. It is unclear how this litigation and other efforts to repeal and replace ACA will impact ACA and our business. Congress also could consider additional legislation to repeal or repeal and replace other elements of the ACA.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a "Blueprint" to lower drug prices and reduce out-of-pocket costs of drugs. This “Blueprint” contained additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (DHHS) has solicited feedback on some of these measures and has implemented other measures under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS's policy change that was effective January 1, 2019. Although a number of these, and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, lower reimbursement, and additional downward pressure on the price that we receive for any future approved product. It is possible that additional governmental action may be taken to address the COVID-19 pandemic. For example, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Further, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus. We cannot predict what healthcare reform initiatives may be adopted in the future.

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

•
operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, or other factors such as the impact of the ongoing COVID-19 pandemic;

•	carrier disruptions or increased costs that are beyond our control; and

•	failure to deliver our products under specified storage conditions and in a timely manner.

Any of these events could lead to clinical study delays, failure to obtain regulatory approval or impact our ability to successfully commercialize our products. Some of these events could be the basis for FDA or equivalent foreign regulator action, including injunction, recall, seizure, or total or partial suspension of production. As an example, we source a significant number of materials used in the manufacture of our products from China; the severity of the coronavirus (COVID-19) pandemic could make access to our existing supply chain difficult or impossible and could materially impact our business.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of DSTAT and BCV, and cause us to incur additional costs. As an example, we source a significant number of materials used in the manufacture of our products from China; the impact of the recent coronavirus outbreak could make access to our existing supply chain difficult or impossible and could materially harm our business. If our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials for DSTAT and BCV may be delayed, which could inhibit our ability to generate revenues.

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

•
business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters and other events outside our control including epidemics, pandemics, earthquakes, typhoons, floods and fires; and

•
regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti‑bribery provisions, or similar anti‑bribery or anti‑corruption laws and regulations.

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

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of DSTAT and BCV, which could cause significant delays or an inability to successfully commercialize DSTAT and BCV, which could materially harm our business. We may also need to restructure or pause ongoing compassionate use and/or expanded access programs in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of DSTAT and BCV, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs. The BCV compassionate use program is expected to end in mid-2020 when the current clinical supply is no longer available.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that has occurred since December 2015, as of March 31, 2020, all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to initiate or continue our planned, ongoing and future clinical trials, disrupt regulatory activities, disrupt our ability to maintain a commercial infrastructure for our products or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.*

The COVID-19 pandemic, which began in December 2019, has spread worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

In the event of a continuation of shelter-in-place orders and/or other mandated local travel restrictions, our employees conducting research and development activities may not be able to access our research space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time. In light of the pandemic, we may choose to pause certain research programs, delay the start of certain longer-term clinical studies and limit hiring.

We may face difficulties recruiting or retaining patients in our ongoing clinical trials because of the pandemic. For example, patients for our proposed trial of DSTAT as a treatment for AML may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data or such a delay may alter DSTAT's potential time to market which could reduce its commercial attractiveness in a competitive AML marketplace. In addition, limitations in the ability to visit sites may adversely affect, our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites may have an adverse impact on our clinical trial plans and timelines.

We may face disruptions that may affect our ability to initiate and complete clinical trials including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates and laboratory supplies for planned and ongoing clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. We may face manufacturing disruptions or disruptions related to the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites.

The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

•
any delay in filing an application for any of our product candidates, including the initiation of a rolling NDA submission for BCV for smallpox later this year, and any adverse development or perceived adverse development with respect to regulatory review of that application;

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

•	additions or departures of key scientific or management personnel;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	general economic, industry and market conditions, including the impact of the ongoing COVID-19 pandemic; and

•	the other factors described in this “Risk Factors” section.

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

Based upon shares of common stock outstanding as of March 31, 2020, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 36.1% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

CHIMERIX, INC.

May 7, 2020	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer

May 7, 2020	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Business and Financial Officer