Form 10-Q
period 2020-06-30
CHIMERIX INC
filed 2020-08-10
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 62,187,734.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$53,501	$16,901
Short-term investments, available-for-sale	42,449	96,574
Accounts receivable	367	1,233
Prepaid expenses and other current assets	2,578	3,385
Total current assets	98,895	118,093
Property and equipment, net of accumulated depreciation	338	540
Operating lease right-of-use assets	2,414	709
Other long-term assets	26	34
Total assets	$101,673	$119,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,425	$2,398
Accrued liabilities	4,811	6,830
Total current liabilities	6,236	9,228
Lease-related obligations	2,302	196
Total liabilities	8,538	9,424

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 62,172,418 and 61,590,013 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	62	62
Additional paid-in capital	782,217	778,693
Accumulated other comprehensive gain, net	130	35
Accumulated deficit	(689,274)	(668,838)
Total stockholders’ equity	93,135	109,952
Total liabilities and stockholders’ equity	$101,673	$119,376

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Contract revenue	$1,396	$1,438	$2,567	$3,794
Licensing revenue	6	—	76	—
Total revenues	1,402	1,438	2,643	3,794
Operating expenses:
Research and development	8,578	13,827	17,527	27,342
General and administrative	3,110	6,312	6,315	13,998
Total operating expenses	11,688	20,139	23,842	41,340
Loss from operations	(10,286)	(18,701)	(21,199)	(37,546)
Other income:
Interest income and other, net	270	1,051	763	2,203
Net loss	(10,016)	(17,650)	(20,436)	(35,343)
Other comprehensive loss:
Unrealized gain on debt investments, net	141	77	95	217
Comprehensive loss	$(9,875)	$(17,573)	$(20,341)	$(35,126)
Per share information:
Net loss, basic and diluted	$(0.16)	$(0.35)	$(0.33)	$(0.69)
Weighted-average shares outstanding, basic and diluted	62,042,778	51,130,104	61,892,407	51,009,935

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	$62	$778,693	$35	$(668,838)	$109,952
Share-based compensation	—	1,326	—	—	1,326
Employee stock purchase plan purchases	—	229	—	—	229
Comprehensive loss:
Unrealized loss on investments, net	—	—	(46)	—	(46)
Net loss	—	—	—	(10,420)	(10,420)
Total comprehensive loss					(10,466)
Balance, March 31, 2020	$62	$780,248	$(11)	$(679,258)	$101,041
Share-based compensation	—	1,391	—	—	1,391
Exercise of stock options	—	578	—	—	578
Comprehensive loss:
Unrealized gain on investments, net	—	—	141	—	141
Net loss	—	—	—	(10,016)	(10,016)
Total comprehensive loss					(9,875)
Balance, June 30, 2020	$62	$782,217	$130	$(689,274)	$93,135

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2018	$51	$733,907	$(92)	$(556,262)	$177,604
Share-based compensation	—	4,073	—	—	4,073
Exercise of stock options	—	13	—	—	13
Employee stock purchase plan purchases	—	170	—	—	170
Comprehensive loss:
Unrealized gain on investments, net	—	—	140	—	140
Net loss	—	—	—	(17,693)	(17,693)
Total comprehensive loss					(17,553)
Balance, March 31, 2019	$51	$738,163	$48	$(573,955)	$164,307
Share-based compensation	—	2,367	—	—	2,367
Exercise of stock options	—	17	—	—	17
Comprehensive loss:
Unrealized gain on investments, net	—	—	77	—	77
Net loss	—	—	—	(17,650)	(17,650)
Total comprehensive loss					(17,573)
Balance, June 30, 2019	$51	$740,547	$125	$(591,605)	$149,118

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(20,436)	$(35,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	216	306
Amortization of discount/premium on investments	(277)	(1,205)
Share-based compensation	2,717	6,440
Unrealized loss on equity investment	—	30
Lease-related amortization	(43)	(36)
Changes in operating assets and liabilities:
Accounts receivable	866	(444)
Prepaid expenses and other assets	809	399
Accounts payable and accrued liabilities	(2,546)	302
Net cash used in operating activities	(18,694)	(29,551)

Cash flows from investing activities:
Purchases of property and equipment	(11)	(150)
Purchases of short-term investments	(27,652)	(107,149)
Proceeds from sales of short-term investments	1,498	—
Proceeds from maturities of short-term investments	80,652	77,210
Net cash provided by (used in) investing activities	54,487	(30,089)

Cash flows from financing activities:
Proceeds from exercise of stock options	578	30
Proceeds from employee stock purchase plan	229	171
Payments of deferred offering costs	—	(23)
Net cash provided by financing activities	807	178
Net increase (decrease) in cash and cash equivalents	36,600	(59,462)
Cash and cash equivalents:
Beginning of period	16,901	81,106
End of period	$53,501	$21,644

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. The Company has two clinical-stage product candidates, dociparstat sodium (DSTAT) and brincidofovir (BCV). Dociparstat sodium is a potential first-in-class glycosaminoglycan compound derived from porcine heparin with known anti-inflammatory properties, but is designed to substantially reduce the risk of bleeding complications compared to commercially available forms of heparin. DSTAT is in development as a potential first-line therapy in acute myeloid leukemia (AML). DSTAT is also being developed as a potential treatment for acute lung injury (ALI) in COVID-19 patients. DSTAT has the potential to inhibit several potentially key molecular drivers of COVID-19 pathology, including HMGB1, PF4 and P-selectin. DSTAT may effectively reduce the excessive inflammation and coagulation seen in COVID-19 via multiple mechanisms while mitigating the risk of severe bleeding events presented by fully anticoagulant forms of heparin. BCV is an investigational lipid conjugate that inhibits a viral DNA polymerase that is in development as a medical countermeasure for smallpox. The Company expects to continue its evaluation of external innovation in order to license, acquire or otherwise gain access to molecules that further broaden its pipeline of investigational agents in cancer or other serious diseases.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. These levels are:

•Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and models for which all significant inputs are observable, either directly or indirectly.
•Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

At June 30, 2020 and December 31, 2019, the Company had cash equivalents including money market funds, whose value is based on quoted market prices. At June 30, 2020 and December 31, 2019, the Company had short term investments, including U.S. Treasury securities, whose value is based on quoted market prices. Accordingly, these securities are classified as Level 1.

At June 30, 2020 and December 31, 2019, the Company had short-term investments, including commercial paper and corporate bonds. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	June 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$48,938	$48,938	$—	$—
Total cash equivalents	48,938	48,938	—	—
Short-term investments
U.S. treasury securities	6,021	6,021	—	—
Commercial paper	18,594	—	18,594	—
Corporate bonds	17,834	—	17,834	—
Total short-term investments	42,449	6,021	36,428	—
Total assets	$91,387	$54,959	$36,428	$—

	Fair Value Measurements
	December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,854	$11,854	$—	$—
Total cash equivalents	11,854	11,854	—	—
Short-term investments
U.S. treasury securities	22,493	22,493	—	—
Commercial paper	43,119	—	43,119	—
Corporate bonds	30,962	—	30,962	—
Total short-term investments	96,574	22,493	74,081	—
Total assets	$108,428	$34,347	$74,081	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued research and development expenses	$1,736	$1,868
Accrued compensation	2,271	3,626
Other accrued liabilities	804	1,336
Total accrued liabilities	$4,811	$6,830

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of BCV as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and 4 option segments) within this agreement, each of which has a single performance obligation. At present, all options segments (1 through 4) have been exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurs as qualifying research activities are conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The Company is currently performing under the second, third and fourth option segments of the contract during which the Company may receive up to a total of $23.9 million, $14.1 million and $4.6 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on August 20, 2020. The fourth option segment is scheduled to end on February 15, 2021.

SymBio Pharmaceuticals

On September 30, 2019, the Company entered into a license agreement with SymBio Pharmaceuticals Limited (SymBio) under which the Company granted SymBio exclusive worldwide rights to develop, manufacture and commercialize BCV for all human indications, excluding the prevention and treatment of orthopoxviruses, including smallpox. The Company assessed the agreement in accordance with the authoritative guidance and concluded that the SymBio contract includes multiple performance obligations. The SymBio contract has one fixed transaction amount of a $5.0 million upfront payment received in October 2019 and several variable transaction amounts, up to $180 million, due to the Company at certain regulatory and commercial milestones, along with low double-digit percent royalties based on net sales of BCV. All variable transaction amounts are fully constrained, therefore the allocated transaction price is $5.0 million. The majority of the transaction price of the contract has been allocated to the combined performance obligation of the granting of the license to BCV and associated technology transfer which was recognized when the technology transfer was completed in the fourth quarter of 2019. The revenue from regulatory and commercial milestones and royalties from net sales will be recognized upon the occurrence of the triggering events or when those transaction amounts are no longer fully constrained.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through June 30, 2020, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and six months ended June 30, 2020 and 2019.

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

Note 2. Investments

The following tables summarize the Company's debt investments (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$17,767	$66	$—	$17,833
U.S. treasury securities	5,999	23	—	6,022
Commercial paper	18,553	41	—	18,594
Total investments	$42,319	$130	$—	$42,449

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,952	$19	$(9)	$30,962
Commercial paper	43,109	14	(4)	43,119
U.S. treasury securities	22,478	17	(2)	22,493
Total investments	$96,539	$50	$(15)	$96,574

The following tables summarize the Company's debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

At June 30, 2020 there were no debt investments with unrealized losses.

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$9,657	$(9)	$—	$—	$9,657	$(9)
Commercial paper	10,147	(4)	—	—	10,147	(4)
U.S. treasury securities	2,994	(2)	—	—	2,994	(2)
Total	$22,798	$(15)	$—	$—	$22,798	$(15)
Number of securities with unrealized losses		9		—		9

The Company periodically reviews available-for-sale debt investments for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At June 30, 2020, the Company had no available-for-sale debt investments in an unrealized loss position. There were no such declines in value for the three and six months ended June 30, 2020 and 2019. Unrealized gains and losses on debt investments are recorded to unrealized (loss) gain on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at June 30, 2020 (in thousands):

Maturing in one year or less	$42,449
Maturing after one year through two years	—
Total debt investments	$42,449

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company's discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company's operating leases as of June 30, 2020 was 5.67 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $173,000 and $182,000, respectively, for the three months ended June 30, 2020 and 2019, and $366,000 and $376,000 for the six months ended June 30, 2020 and 2019, respectively.

The discount rate implicit within the Company's leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of June 30, 2020, the operating lease liabilities reflect a weighted-average discount rate of 8.28%.

The following table sets forth the operating lease right-of-use assets and liabilities as of June 30, 2020 (in thousands):

Assets
Operating lease right-of-use assets	$2,414

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$189
Operating lease long-term liabilities (recorded within Lease-related obligations)	2,302
Total operating lease liabilities	$2,491

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of June 30, 2020
2020	$362
2021 (1)	191
2022	546
2023	562
2024	580
All remaining years	955
Total future minimum rental payments	$3,196
Less amount of lease payments representing interest	705
Total present value of lease payments	$2,491

(1)The Company entered into the Ninth Amendment of its lease for the Company's headquarters in Durham, NC, which extended the term of the lease 65 months to July 31, 2026. As part of the amendment, the Company will receive a rent abatement of the first 5 months of the new lease term which begins on March 1, 2021. Additionally, the Ninth Amendment grants the Company a refurbishment allowance, which the Company expects to receive in 2021 after the refurbishment has been completed.

As of December 31, 2019, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2019
2020	$719
2021	182
Total future minimum rental payments	$901
Less amount of lease payments representing interest	66
Total present value of lease payments	$835

For the three months ended June 30, 2020 and 2019, the Company made lease payments of approximately $180,000 and $194,000, respectively, and for the six months ended June 30, 2020 and 2019, the Company made lease payments of approximately $357,000 and $386,000, respectively, which are included in operating cash flows.

Sublease

The Company subleases 3,537 square feet of its office space under a non-cancelable operating lease that expires in February 2021. For the three and six months ended June 30, 2020 and 2019, the Company recognized approximately $18,000 and $35,000 of income in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. Total future minimum rentals under the non-cancelable operating sublease are presented below (in thousands):

Years Ending December 31,	As of June 30, 2020
2020	$41
2021	14
Total future minimum sublease rentals	$55

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA, the sole source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement had been made as of June 30, 2020 and December 31, 2019.

Note 4. Equity Transactions and Share-based Compensation

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2020, the common stock reserved for issuance under the 2013 Plan was automatically increased by 2.5 million shares. As of June 30, 2020, there was a total of 2.9 million shares reserved for future issuance under the 2013 Plan. The Company issued 242,000 shares of common stock pursuant to the exercise of stock options during each of the three and six months ended June 30, 2020. The Company issued approximately 6,000 and 14,000 shares of common stock pursuant to the exercise of stock options during the three and six months ended June 30, 2019, respectively.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 3.5 million shares of common stock to be purchased under the ESPP, of which 2.6 million shares remained available for purchase as of June 30, 2020. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). On January 1, 2020, the common stock reserved for issuance under the ESPP was automatically increased by an additional 422,535 shares.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 177,000 and 113,000 shares of common stock pursuant to the ESPP during the six months ended June 30, 2020 and 2019, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued no shares and approximately 163,000 shares of common stock pursuant to the vesting of RSUs during each of the three and six months ended June 30, 2020. The Company issued approximately 201,000 and 369,000 shares of common stock pursuant to the vesting of RSUs during the three and six months ended June 30, 2019, respectively.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expense	$725	$1,000	$1,465	$2,270
General and administrative expense	666	1,367	1,252	4,170
Total share-based compensation expense	$1,391	$2,367	$2,717	$6,440

Compensation expense for the six months ended June 30, 2019 includes $1.8 million of share-based compensation expense related to the accelerated vesting and modification of stock options and RSUs of the Company's then President and CEO in connection with her severance agreement.

Related to the Company's reduction in workforce that occurred in May 2019, compensation expense for the three and six months ended June 30, 2019 includes $0.7 million of share-based compensation expense related to the accelerated vesting and modifications of stock options and RSUs.

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2020 as the Company incurred losses for the six month period ended June 30, 2020, and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2020. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At June 30, 2020, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 6. Significant Agreements

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of BCV as a medical countermeasure in the event of a smallpox release. Under the contract, BARDA will reimburse the Company, plus pay a fixed fee, for the research and development of BCV as a broad-spectrum therapeutic antiviral for the treatment of smallpox infections. The contract consists of an initial performance period, referred to as the base performance segment, plus up to four extension periods, referred to as option segments, of which all have been exercised. Under the contract as currently in effect, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees.

The Company is currently performing under the second, third and fourth option segments of the contract during which the Company may receive up to a total of $23.9 million, $14.1 million and $4.6 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on August 20, 2020. The fourth option segment is scheduled to end on February 15, 2021. Of the $75.8 million in expense reimbursement and $5.3 million in fees that the Company may receive, approximately $78.9 million in expense reimbursement and fees has been awarded. As of June 30, 2020, of the total funding the Company had invoiced an aggregate of $72.6 million with respect to the base performance segment and the four option segments. For the three months ended June 30, 2020 and 2019, the Company recognized revenue under this contract of $1.4 million and $1.4 million, respectively, and for the six months ended June 30, 2020 and 2019, the Company recognized revenue under this contract of $2.6 million and $3.8 million, respectively.

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

In consideration for the license rights, the Company made an upfront cash payment of $30.0 million to Cantex and issued to Cantex 10.0 million shares of its common stock. During 2019, the Company recognized $65.0 million of acquired in-process research and development expenses for the $30.0 million upfront cash payment, the fair value of the 10.0 million shares of common stock issued to Cantex and $0.1 million of transaction costs. The license agreement obligates the Company to pay Cantex regulatory milestone payments of up to $202.5 million upon receipt of product approvals in the United States, the European Union and Japan, and sales milestone payments of up to $385.0 million upon achievement of specified net sales levels. The Company also agreed to pay Cantex tiered royalties based on percentages of net sales beginning at 10% and not to exceed the high-teens.

SymBio Pharmaceuticals

On September 30, 2019, the Company entered into a license agreement with SymBio under which the Company granted SymBio exclusive worldwide rights to develop, manufacture and commercialize BCV for all human indications, excluding the prevention and treatment of orthopoxviruses, including smallpox. Under the terms of the license agreement, SymBio will be responsible for, and bear the future costs of, worldwide development and commercialization of BCV in the licensed indications. Either party may terminate the license agreement upon the occurrence of a material breach by the other party (subject to standard cure periods). SymBio may also terminate the license agreement without cause on a country-by-country basis upon ninety days' prior notice.

In exchange for the license to SymBio under the Company's BCV rights, the Company received an upfront payment of $5.0 million in October 2019. In addition, the Company is eligible to receive up to $180.0 million in clinical, regulatory and commercial milestones worldwide, as well as low double-digit percent royalties based on net sales of BCV. Since entering into the license agreement in September 2019, the Company has recognized substantially all of the $5.0 million upfront payment.

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

In consideration for the rights granted to the Company, under the license agreement as amended in December 2016, the Company paid UM $50,000 in fees in 2016 and in January 2017 issued UM an aggregate of 33,058 shares of its common stock. In connection with the Company's commercialization or sublicensing of certain products covered by the license agreement, including our former product candidate CMX521, the Company could be required to pay royalties on net sales of such products ranging from 0.25% to 2%. Beginning in 2024, the Company is also subject to certain minimum annual royalty payments.

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

For the three and six months ended June 30, 2019, $4.6 million of research and development and $1.9 million of general and administrative restructuring charges were recorded.

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

The following table sets forth the accrual activity for employee termination benefits and contract close-out costs (in thousands) for the six months ended June 30, 2020. All amounts are expected to be fully paid by the end of the third quarter of 2020 and no additional charges are expected to be incurred.

	Employee Termination Benefits	Clinical Trial Close-out Costs	Other Development Costs	Total
Balance at December 31, 2019	$183	$27	$110	$320
Revised estimates	—	(14)	—	(14)
Payments	(114)	(4)	(100)	(218)
Balance at March 31, 2020	$69	$9	$10	$88
Revised estimates	—	(5)	—	(5)
Payments	(69)	—	—	(69)
Balance at June 30, 2020	$—	$4	$10	$14

For the three and six months ended June 30, 2020, the revised accrual estimates resulted in a decrease to research and development expenses of $5,000 and $19,000, respectively. Additionally, during the three months ended June 30, 2020 refunds of unused deposits of $1.3 million were received, which were previously recorded in prepaid expenses and other current assets on the Consolidated Balance Sheet.

Note 8. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2020, and events which occurred subsequently but were not recognized in the financial statements.

On July 30, 2020, the Company entered into the Second Amendment to an industrial building lease to extend the lease period through July 31, 2026.

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

Dociparstat sodium is an investigational glycosaminoglycan derivative of heparin with known anti-inflammatory properties, but is designed to substantially reduce the risk of bleeding complications compared to commercially available forms of heparin. DSTAT is in development as a potential first-line therapy in acute myeloid leukemia (AML).

DSTAT is also being developed as a potential treatment for acute lung injury (ALI) in COVID-19 patients. In preclinical studies DSTAT has been observed to reduce levels of HMGB1, a cytokine which plays a major role in the pathogenesis of immune disorders. Elevated HMGB1 in serum is strongly associated with clinical severity and mortality in COVID-19 patients. We believe that DSTAT has the potential to inhibit several potentially key molecular drivers of COVID-19 pathology, including HMGB1, PF4 and P-selectin. We also believe that DSTAT has the potential to reduce the excessive inflammation and coagulation seen in COVID-19 via multiple mechanisms while mitigating the risk of severe bleeding events presented by fully anticoagulant forms of heparin.

BCV is an investigational lipid conjugate that inhibits a viral DNA polymerase that is in development as a medical countermeasure for smallpox. We expect to continue our evaluation of external innovation in order to license, acquire or otherwise gain access to molecules that further broaden our pipeline of investigational agents in cancer or other serious diseases.

Recent Developments

Dociparstat for the Treatment of Acute Lung Injury (ALI) in COVID-19 Patients

In April, we announced the initiation of a Phase 2/3 study of DSTAT in patients with acute lung injury (ALI) from COVID-19. The study is a 1:1 randomized, double-blind, placebo-controlled, Phase 2/3 trial to evaluate the safety and efficacy of DSTAT in adults with severe COVID-19 who are at high risk of respiratory failure. Eligible subjects will be those with confirmed COVID-19 who require hospitalization and supplemental oxygen therapy. The primary endpoint of the study is the proportion of subjects who survive and do not require mechanical ventilation through day 28. Additional endpoints include time to improvement as assessed by the National Institute of Allergy and Infectious Disease ordinal scale, time to hospital discharge, time to resolution of fever, number of ventilator-free days, all-cause mortality, and changes in key biomarkers (e.g. IL-6, TNF-α, HMGB1, C-reactive protein and d-dimer).

The Phase 2 portion of the study will enroll 24 subjects to determine the maximum tolerated dose and will then expand by an additional 50 patients (74 total) at the selected dose. A formal analysis of all endpoints, including supportive biomarkers will be performed at the conclusion of the Phase 2 portion of the study. Contingent upon positive results from the Phase 2 portion, the Phase 3 portion of the study will enroll approximately 450 subjects. This study is currently enrolling and we expect to complete Phase 2 enrollment in the fourth quarter of 2020.

Dociparstat for First-Line Acute Myeloid Leukemia (AML)

Earlier this year, we conducted an end of Phase 2 meeting with the FDA related to the Company’s development of DSTAT in AML. Following that meeting, we incorporated FDA's feedback on key elements of a proposed Phase 3 clinical trial and we believe have since reached consensus with FDA on the full protocol. Currently we are working to initiate the Phase 3 clinical study of DSTAT for the treatment of AML in early 2021.

We expect that the proposed Phase 3 trial will be a randomized, blinded trial of approximately 570 newly diagnosed AML patients. The trial will include patients 60 years of age and older who have an intermediate or adverse genetic risk profile. It will also include patients between 18 and 60 years old who have an adverse genetic risk profile. Patients will be randomized 1:1 to receive DSTAT in combination with standard cytarabine plus anthracycline (7+3) induction and cytarabine consolidation chemotherapy or will receive standard of care (7+3) induction and consolidation chemotherapy alone. Patients with FLT-3 mutations will be allowed in the study and will be eligible to receive midostaurin.

The primary endpoint of the proposed trial will be overall survival (OS). In addition, the FDA has indicated that event-free survival (EFS) using complete response with hematologic recovery to define induction success (CR) may be acceptable as an endpoint for regulatory approval. Other endpoints to be evaluated in the proposed trial include: minimal residual disease (MRD), relapse-free survival (RFS), time to hematologic recovery, and induction response.

In order to supplement the previously reported data from pilot and Phase 2 studies and provide additional evidence regarding DSTAT’s potential mechanism of action, the proposed Phase 3 trial includes an early assessment of comparative CR and MRD rates among the first 80 evaluable patients. The data are expected to be unblinded, reported publicly, and available for ongoing analysis of later endpoints, unless the independent Data Monitoring Committee (DMC) determines that exceptional pre-specified thresholds have been achieved, in which case the DMC will have the discretion to maintain blinding, which would allow inclusion of these patients in the final analysis.

BCV Oral Treatment for Smallpox

In April, we announced receipt of authorization from the FDA to initiate the rolling submission of our New Drug Application (NDA) for the approval of BCV as a medical countermeasure for smallpox. The Company is targeting completion of the rolling NDA submission for BCV late in the third quarter of 2020.

Also in June, BARDA exercised the fourth and final option to the BCV development contract for smallpox. The value of this option segment is up to approximately $4.6 million and will support smallpox regulatory filings related to the ongoing rolling NDA submission. The fourth option segment is scheduled to expire on February 15, 2021.

Appointment of Allen Melemed, M.D. as Chief Medical Officer

In June we announced the appointment of Allen Melemed, M.D. as our Chief Medical Officer. Prior to joining Chimerix, Dr. Melemed was employed by Eli Lilly and Company (Lilly), where he spent more than 20 years dedicated to the clinical development and approval of oncology medicines across a broad range of tumor types including VERZENIO®, CYRAMZA®, LARTRUVO®, ALIMTA® and RETEVMO® among others. Most recently, he served as a Distinguished Medical Fellow and Senior Director of Regulatory Affairs Oncology, North America at Lilly. In addition to his role at Lilly, Dr. Melemed was an attending physician in pediatric oncology at Indiana University (IU) School of Medicine, Riley Children’s Hospital from 1996 to 2012.

Business Development Review

In addition to our completed transaction with Cantex, management is continuing to conduct a review and assessment of potential transaction opportunities with the goal of building our product candidate pipeline, including, but not limited to, licensing, merger or acquisition transactions, issuing or transferring shares of common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at maximizing stockholder value. There can be no assurance that this review will result in the identification or consummation of any additional transaction.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from a government grant and contract and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments, which have all been exercised. The contract is a cost-plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the second, third and fourth option segments of the contract during which we may receive up to a total of $23.9 million, $14.1 million and $4.6 million in expense reimbursement and fees, respectively. The second and third option segments are scheduled to end on August 20, 2020. The fourth option segment is scheduled to end on February 15, 2021. As of June 30, 2020, of the total funding the Company had invoiced an aggregate of $72.6 million with respect to the base performance segment and the four option segments. Under the BARDA contract, we recognized revenue of $1.4 million and $1.4 million during the three months ended June 30, 2020 and 2019, respectively, and we recognized revenue of $2.6 million and $3.8 million during the six months ended June 30, 2020 and 2019, respectively.

In September 2019, we entered into a license agreement with SymBio for worldwide rights to develop, manufacture and commercialize BCV in all human indications, excluding the use for treatment of orthopoxviruses, including smallpox. Under the contract, we received a $5.0 million upfront payment in October 2019 and could receive up to an additional $180.0 million in potential regulatory and commercial milestones. Since the license agreement was entered into in September 2019, we have recognized substantially all of the $5.0 million of revenue related to the upfront payment. The revenue from regulatory and commercial milestones and royalties from net sales will be recognized upon occurrence of the triggering events.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of any product candidates. Our research and development expenses consist primarily of:

•fees paid to consultants and contract research organizations (CROs), including in connection with preclinical and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis;
•salaries and related overhead expenses, which include stock option, restricted stock units and employee stock purchase program compensation and benefits, for personnel in research and development functions;
•payments to third-party manufacturers, which produce, test and package drug substance and drug product (including continued testing of process validation and stability);
•costs related to legal and compliance with regulatory requirements; and
•license fees for and milestone payments related to licensed products and technologies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Direct research and development expenses	$4,261	$7,264	$9,208	$14,948
Research and development personnel costs - excluding stock-based compensation	2,913	4,637	5,516	8,259
Research and development personnel costs - stock-based compensation	725	1,000	1,465	2,270
Indirect research and development expenses	679	926	1,338	1,865
Total research and development expenses	$8,578	$13,827	$17,527	$27,342

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

Dociparstat sodium (DSTAT)

In July of 2019, we acquired DSTAT from Cantex Pharmaceuticals. In connection with the transaction, we recorded in 2019 a total of $65.0 million in expense. This is comprised of a $30.0 million upfront payment, $34.9 million for the fair value of the 10.0 million shares of common stock issued and $0.1 million in transaction costs. As we continue to focus on the development of DSTAT for treatment of AML patients and COVID-19, we expect research and development expense to increase with the ongoing and planned clinical trials. We are currently enrolling a Phase 2/3 study of DSTAT in ALI for patients with COVID-19 and plan to initiate a Phase 3 trial in AML in early 2021.

Brincidofovir

We are developing BCV for the treatment of smallpox. Under our cost-plus-fixed fee BARDA contract and additional costs we are not seeking reimbursement for from BARDA, we incurred expense in connection with the development of orthopoxvirus animal models, the demonstration of efficacy and pharmacokinetics of BCV in the animal models, the conduct of an open label clinical safety study for subjects with DNA viral infections, the manufacture and process validation of bulk drug substance and BCV 100 mg tablets, and submission of the NDA to the FDA. In addition, we have incurred additional supportive costs for the development of BCV for smallpox that we are not seeking reimbursement for from BARDA.

Historically, the majority of our research and development efforts have been focused on completing our Phase 3 trial of BCV for prevention of CMV in HCT recipients (SUPPRESS), our trial of BCV as a treatment for AdV (AdVise), the AdAPT study in pediatric HCT recipients and our other clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of BCV for approval in the United States and equivalent health authority approval outside the United States. In May 2019, we discontinued both the oral and IV development programs of BCV in all indications other than smallpox and the associated clinical trials.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $1.4 million and $2.4 million was recognized in the three months ended June 30, 2020 and 2019, respectively, and $2.7 million and $6.4 million was recognized in the six months ended June 30, 2020 and 2019, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 25, 2020. There have been no material changes during the six months ended June 30, 2020 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2020 and June 30, 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and June 30, 2019, together with the changes in those items (in thousands, except percentages):

	Three Months Ended June 30,		Dollar Change	% Change
	2020	2019	Increase/(Decrease)
Revenues:
Contract revenue	$1,396	$1,438	$(42)	(2.9)%
Licensing revenue	6	—	6	*
Total revenues	1,402	1,438	(36)	(2.5)%
Operating expenses:
Research and development	8,578	13,827	(5,249)	(38.0)%
General and administrative	3,110	6,312	(3,202)	(50.7)%
Total operating expenses	11,688	20,139	(8,451)	(42.0)%
Loss from operations	(10,286)	(18,701)	8,415	(45.0)%
Other income:
Interest income and other, net	270	1,051	(781)	(74.3)%
Net loss	$(10,016)	$(17,650)	$7,634	(43.3)%

* Not meaningful or not calculable

Contract Revenue

For the three months ended June 30, 2020 and June 30, 2019, total contract revenue remained consistent at $1.4 million.
Research and Development Expenses

For the three months ended June 30, 2020, our research and development expenses decreased to $8.6 million compared to $13.8 million for the three months ended June 30, 2019. The decrease of $5.2 million, or 38.0%, is primarily related to the following:

•a decrease of $4.8 million related to the discontinuation of both the oral and IV BCV development programs and CMX521 for norovirus;
•a decrease of $2.3 million in compensation expenses as headcount was reduced as part of the Company's restructuring activities in May 2019;
•a decrease of $0.5 million in smallpox program expenses primarily related to the conclusion of animal studies; offset by
•an increase of $2.5 million in expenses primarily related to the conduct of clinical trials, animal studies, and drug manufacturing related to the development of DSTAT for first-line treatment of AML and COVID-19 patients.

General and Administrative Expenses

For the three months ended June 30, 2020, our general and administrative expenses decreased to $3.1 million compared to $6.3 million for the three months ended June 30, 2019. The decrease of $3.2 million, or 50.7%, is primarily related to the following:

•a decrease of $2.3 million in compensation expenses due to the Company's restructuring activities in May 2019; and
•a decrease of $0.9 million in legal, professional fees and operational expenses.

Interest Income and Other, Net

For the three months ended June 30, 2020, our interest income decreased to $0.3 million compared to $1.1 million for the three months ended June 30, 2019. This decrease is attributable to decreased interest earned on our cash and investments.

Comparison of the Six Months Ended June 30, 2020 and June 30, 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and June 30, 2019, together with the changes in those items (in thousands except percentages):

	Six Months Ended June 30,		Dollar Change	% Change
	2020	2019	Increase/(Decrease)
Revenues:
Contract revenue	$2,567	$3,794	$(1,227)	(32.3)%
Licensing revenue	76	—	76	*
Total revenues	$2,643	$3,794	(1,151)	(30.3)%
Operating expenses:
Research and development	17,527	$27,342	(9,815)	(35.9)%
General and administrative	6,315	13,998	(7,683)	(54.9)%
Total operating expenses	23,842	41,340	(17,498)	(42.3)%
Loss from operations	(21,199)	(37,546)	16,347	(43.5)%
Other income:
Interest income and other, net	763	2,203	(1,440)	(65.4)%
Net loss	$(20,436)	$(35,343)	$14,907	(42.2)%
* Not meaningful or not calculable

Contract Revenue

For the six months ended June 30, 2020, total contract revenue decreased to $2.6 million compared to $3.8 million for the six months ended June 30, 2019. The decrease of $1.2 million, or 32.3%, is related to a decrease in reimbursable expenses under our contract with BARDA.

Research and Development Expenses

For the six months ended June 30, 2020, our research and development expenses decreased to $17.5 million compared to $27.3 million for the six months ended June 30, 2019. The decrease of $9.8 million, or 35.9%, is primarily related to the following:

•a decrease of $8.9 million in expenses related to the discontinuation of both the oral and IV BCV development programs and CMX521 for norovirus;
•a decrease of $3.9 million in compensation expenses as headcount was reduced as part of the Company's restructuring activities in May 2019;
•a decrease of $1.7 million in smallpox program expenses primarily related to the conclusion of animal studies; and
•a decrease of $0.5 million related to our BCV compassionate use program; offset by
•an increase of $5.3 million in expenses primarily related to the clinical trial expenses, animal studies, and drug manufacturing related to the development of DSTAT for first-line treatment of AML and COVID-19 patients.

General and Administrative Expenses

For the six months ended June 30, 2020, our general and administrative expenses decreased to $6.3 million compared to $14.0 million for the six months ended June 30, 2019. The decrease of $7.7 million, or 54.9%, is primarily related to the following:

•a decrease of $5.9 million in compensation expenses as headcount was reduced as part of the Company's restructuring activities in May 2019;
•a decrease of $1.5 million in operational expenses; and
•a decrease of $0.3 million in expenses related to commercial readiness.

Interest Income and Other, Net

For the six months ended June 30, 2020, our interest income and other, net decreased to $0.8 million compared to $2.2 million for the six months ended June 30, 2019. This decrease is attributable to decreased interest earned on our cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had capital available to fund operations of approximately $96.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of June 30, 2020, we had an accumulated deficit of $689.3 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On November 8, 2017, we entered into an at-the-market (ATM) sales agreement with Cowen and Company, LLC to sell up to $75 million of our common stock under a shelf registration statement filed in November 2017. As of December 31, 2018, we had sold an aggregate of 2.8 million shares of common stock pursuant to the ATM at a weighted average price per share of $4.00 for net offering proceeds of $10.9 million. We did not sell any shares of our common stock subsequent to 2018 and we terminated the ATM sales agreement with Cowen and Company, LLC in July 2020.

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Jefferies Sales Agreement) with Jefferies LLC, as agent (Jefferies), pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. Sales of our common stock made pursuant to the Jefferies Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 filed with SEC on August 10, 2020 (the Registration Statement), following such time as the Registration Statement is declared effective by the SEC. The Registration Statement is subject to review by the SEC.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash sources and uses:
Net cash used in operating activities	$(18,694)	$(29,551)
Net cash provided by (used in) investing activities	54,487	(30,089)
Net cash provided by financing activities	807	178
Net increase (decrease) in cash and cash equivalents	$36,600	$(59,462)

Operating Activities

Net cash used in operating activities of $18.7 million for the six months ended June 30, 2020 was primarily the result of our $20.4 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease of $2.5 million in accounts payable and accrued liabilities, partially offset by a decrease in prepaid expenses and other assets of $0.8 million and a decrease in accounts receivable of $0.9 million related to work on the BARDA contract. Non-cash expenses included add-backs of $2.7 million for share-based compensation and $0.2 million of depreciation of property and equipment, offset by $0.3 million of amortization of discount/premium on investments. Net cash used in operating activities of $29.6 million for the six months ended June 30, 2019 was primarily the result of our $35.3 million net loss, partially offset by the change in operating assets and liabilities and the add-

back of non-cash expenses. Non-cash expenses included add-backs of $6.4 million for share-based compensation and $0.3 million of depreciation of property and equipment, offset by $1.2 million of amortization of discount/premium on investments. The change in operating assets and liabilities includes an decrease in prepaid expenses and other assets of $0.4 million and an increase of $0.3 million in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable of $0.4 million related to work on the BARDA contract.

Investing Activities

Net cash provided by investing activities of $54.5 million for the six months ended June 30, 2020 was primarily the result of the maturity of $80.7 million in short-term investments and the sale of $1.5 million in short-term investments, partially offset by the purchase of $27.7 million in short-term investments. Net cash used in investing activities of $30.1 million for the six months ended June 30, 2019 was primarily the result of the purchase of $107.1 million in short-term investments, partially offset by the maturity of $77.2 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $0.8 million for the six months ended June 30, 2020 was primarily the result of $0.8 million in proceeds from the exercise of stock options and stock purchases through our ESPP. Net cash provided by financing activities of $0.2 million for the six months ended June 30, 2019 was primarily the result of $0.2 million in proceeds from the exercise of stock options and stock purchases through our ESPP.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and six months ended June 30, 2020 or June 30, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2020, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing dociparstat (DSTAT) for the treatment of acute myeloid leukemia (AML) and the treatment of acute lung injury (ALI) in COVID-19 patients, and brincidofovir (BCV) for the treatment of smallpox. We have incurred significant net losses in each year since our inception, including net losses of $20.4 million and $35.3 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $689.3 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We may continue to incur losses and negative cash flows for the foreseeable future. The size of any loss will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial expenses as we seek to:

•continue development and manufacturing activities of DSTAT for the treatment of AML, the treatment of ALI in COVID-19 patients, and other potential indications;
•continue the development of BCV for the treatment of smallpox as a medical countermeasure;
•obtain regulatory approvals for DSTAT and BCV;
•scale-up manufacturing capabilities to commercialize DSTAT and BCV in the event we receive regulatory approval;
•identify and in-license additional product candidates to expand our research and development pipeline;
•maintain, expand and protect our intellectual property portfolio; and
•continue our internal research and development efforts and seek to discover additional product candidates.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development, obtain the necessary regulatory approvals and commercialize product candidates. We may not generate revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•obtaining favorable results for and advancing the development of DSTAT for the treatment of AML and ALI, and BCV for the treatment of smallpox;
•obtaining United States and foreign regulatory approval(s) for DSTAT and BCV;
•generating, licensing or otherwise acquiring a pipeline of product candidates which progress to clinical development, regulatory approval, and commercialization.

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

In July 2019, we entered into a License and Development Agreement with Cantex in which we acquired an exclusive worldwide license to develop and commercialize DSTAT. We are currently enrolling a Phase 2/3 study of DSTAT in ALI for patients with COVID-19 and plan to initiate a Phase 3 trial in AML in early 2021.

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

•significantly delay, scale back or discontinue the development or commercialization of DSTAT, BCV or any other product candidate;
•seek corporate partners for DSTAT, BCV, or any other product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
•relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

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

 Risks Related to Clinical Development and Regulatory Approval

We face risks related to the coronavirus (COVID-19) outbreak, which could significantly disrupt our preclinical studies and clinical trials.*

The duration and the geographic impact of the business disruption and related financial impact resulting from the coronavirus cannot be reasonably estimated at this time and our business could be adversely impacted by the effects. We are currently conducting clinical trials with DSTAT in the United States for the treatment of COVID-19 patients and plan to initiate a clinical trial of DSTAT in AML in early 2021. We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our non-clinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs. Similarly, clinical site initiation and patient enrollment may be delayed due to concerns for patient safety and prioritization of healthcare resources toward the COVID-19 pandemic. We also rely on third party suppliers and contract manufacturers to produce the drug product we utilize in our clinical trials, and the outbreak may cause delays in delivery and increases in the cost of APIs and drug product.  As a result, the expected timeline for data readouts of our non-clinical studies and clinical trials and certain regulatory filings, such as completion of a smallpox NDA submission, may be negatively impacted, and our APIs and drug product may become more expensive to obtain. The COVID-19 pandemic is also causing disruption of global financial markets which, if sustained or recurrent, could make it more difficult for us to access capital. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, and may adversely affect our business, healthcare systems and the global economy as a whole.

Our product candidates are still under clinical development and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. Our product candidates are DSTAT, which we are developing for the treatment of AML, the treatment of ALI in COVID-19 patients, and other potential indications and BCV, which we continue to develop for the treatment of smallpox as a medical countermeasure. We have initiated a Phase 2/3 clinical trial of DSTAT for the treatment of ALI in COVID-19 patients, and we plan to initiate a Phase 3 clinical study of DSTAT for the treatment of AML in early 2021.

There is no guarantee that our current or future clinical trials will be approved by regulators, and no guarantee that they will be completed or, if completed, will be successful, or if successful, will result in an approval for the sale of any of our product candidates. The success of each of DSTAT and BCV will depend on several factors, including the following:

•generating positive safety and efficacy data from our clinical trials of DSTAT;
•acceptance of data from our studies of oral BCV in animal models, including analyses necessary to bridge to a recommended human dose, by the FDA and foreign regulatory bodies;
•completing the rolling submission of our NDA for the approval of BCV as a medical countermeasure for smallpox;
•receipt of marketing approvals from the FDA and corresponding regulatory authorities outside the United States;
•establishing manufacturing capabilities necessary for a registration trial and commercialization of DSTAT;
•establishing commercial manufacturing capabilities for BCV;
•acceptance of the product, if approved for marketing;
•effectively competing with other therapies;
•a continued acceptable safety profile of the product following approval; and
•obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

Through our continuing development contract with BARDA, we completed the second rabbitpox efficacy study as well as a pivotal efficacy study in the mouse model (ectromelia virus). We believe that efficacy data from these models could support the approval of BCV for the treatment of smallpox. In April, the Company announced that it had received clearance from the FDA for a rolling submission of an NDA. The Company expects the NDA submission to be completed in late 2020.

In July, we entered into a license agreement with Cantex where we acquired an exclusive license to global development and commercialization rights to DSTAT. We are currently enrolling a Phase 2/3 study of DSTAT in ALI for patients with COVID-19 and plan to initiate a Phase 3 trial in AML in early 2021.

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

We may experience a number of unforeseen events during, or as a result of, clinical trials or animal efficacy studies for our product candidates, that could adversely affect the completion of our clinical trials, including:

•regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•animal efficacy studies of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us to conduct additional animal efficacy studies or abandon development programs;
•we might be required to change one of our clinical research organizations (CROs) during ongoing clinical programs;
•the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, or subjects may drop out of these clinical trials at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks, or other factors such as the impact of the ongoing COVID-19 pandemic;
•regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
•the cost of clinical trials of our product candidates may be greater than we anticipate;
•we may encounter agency or judicial enforcement actions which impact our clinical trials;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; or
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

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

Events which may result in a delay or unsuccessful completion of clinical trials, including our currently planned or future clinical trials for either DSTAT, BCV or both, include:

•inability to raise funding necessary to initiate or continue a trial;

•delays in obtaining, or failure to obtain, regulatory approval of Investigational New Drug applications or to commence a trial;
•delays in reaching agreement with the FDA and foreign health authorities on final trial design;
•imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;
•delays caused by disagreements with existing CROs and/or clinical trial sites;
•delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•delays in obtaining, or failure to obtain, required IRB or ethics committee (EC) approvals covering each site;
•delays in recruiting suitable patients to participate in a trial;
•delays in having subjects complete participation in a trial or return for post-treatment follow-up;
•delays caused by subjects dropping out of a trial due to side effects or otherwise;
•clinical sites declining to participate or dropping out of a trial to the detriment of enrollment;
•agency or judicial enforcement actions against us;
•time required to add new clinical sites; and
•delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

If any of our approved products cause serious or unexpected side effects prior to or after receiving market approval, a number of potentially significant negative consequences could result, including:

•regulatory authorities may approve the product only with a risk evaluation and mitigation strategy (REMS), potentially with restrictions on distribution and other elements to assure safe use (ETASU);
•regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in a form of a modified REMS;
•regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•we may be required to change the way the product is administered or to conduct additional clinical studies;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.

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

If we fail to comply with applicable regulatory requirements following approval of any product candidates, a regulatory agency may:

•issue an untitled or warning letter asserting that we are in violation of the law;
•seek an injunction or impose civil or criminal penalties or monetary fines;
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve a pending application or supplements to an application submitted by us;
•recall and/or seize product; or
•refuse to allow us to enter into supply contracts, including government contracts.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescribing of any products for which we obtain marketing approval. Our current business operations and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•the federal healthcare anti-kickback statute which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;
•the federal civil and criminal false claims laws, including the Federal Civil False Claims Act (False Claims Act) which permit private individuals to bring a civil action on behalf of the federal government to enforce certain of these laws thought civil whistleblower or qui tam actions and the Federal Civil Monetary Penalties Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly or willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates;
•the General Data Protection Regulation (GDPR), which impose obligations on companies in relation to the handling of personal data of individuals within the EU, along with related national legislation;
•mandated physician payments reporting laws and/or requirements throughout global jurisdictions, including EU member states, in which we conduct research and development and/or other business activities;
•the FDCA which prohibits, among other things, the adulteration or misbranding of drugs and devices;
•the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payers, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require the registration of pharmaceutical sales representatives; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

Our reliance on third-party manufacturers entails risks, including:

•inability to meet our product specifications and quality requirements consistently;
•delay or inability to procure or expand sufficient manufacturing capacity;
•manufacturing and product quality issues related to scale-up of manufacturing;
•costs and validation of new equipment and facilities required for scale-up;
•failure to comply with cGMP and similar foreign standards;
•inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

•lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
•operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, or other factors such as the impact of the ongoing COVID-19 pandemic;
•carrier disruptions or increased costs that are beyond our control; and
•failure to deliver our products under specified storage conditions and in a timely manner.

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

The development and commercialization of the non-orthopox uses of BCV in humans and our ability to receive potential milestones and royalty payments under the license agreement with SymBio, would be adversely affected if SymBio:

•lacks or does not devote sufficient time and resource to the development and commercialization of BCV;
•lacks or does not devote sufficient capital to fund the development and commercialization of BCV;
•develops, either alone or with others, products that compete with BCV;
•fails to gain the requisite regulatory approvals for BCV;
•does not successfully commercialize BCV;
•does not conduct its activities in a timely manner;
•terminates its license with us;
•does not effectively pursue and enforce intellectual property rights relating to BCV; or
•merges with a third-party that wants to terminate the collaboration.

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

If any of our product candidates, including DSTAT and BCV, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including DSTAT and BCV, will depend on a number of factors, including:

•demonstration of clinical safety and efficacy in our clinical trials;
•relative convenience, ease of administration and acceptance by physicians, patients, pharmacists and health care payers;
•prevalence and severity of any AEs;
•limitations or warnings contained in the FDA-approved labeling from Regulatory Authorities such as the FDA and EMA for the relevant product candidate;
•availability, efficacy and safety of alternative treatments;
•price and cost-effectiveness;
•effectiveness of our or any future collaborators’ or competitor’s sales and marketing strategies;
•ability to obtain hospital formulary approval;
•ability to ensure availability for product through appropriate channels;
•ability to maintain adequate inventory; and
•ability to obtain and maintain sufficient third-party coverage and adequate reimbursement, which may vary from country to country.

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

Establishing an internal or contract sales force involves many challenges, including:

•recruiting and retaining talented people;
•training employees that we recruit;
•establishing compliance standards;
•setting the appropriate system of incentives;
•managing additional headcount;
•ensuring that appropriate support functions are in place to support sales force organizational needs; and
•integrating a new business unit into an existing corporate architecture.

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

•different regulatory requirements for drug approvals in the EU and other foreign countries;
•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory and labor requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•differing payer reimbursement regimes, governmental payers or patient self-pay systems and price controls;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•regulatory risks associated with cross-border transportation of animal-sourced material;
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters and other events outside our control including epidemics, pandemics, earthquakes, typhoons, floods and fires; and
•regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti‑bribery provisions, or similar anti‑bribery or anti‑corruption laws and regulations.

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

We will face competition from other drugs currently approved or that will be approved in the future for the same indications. Therefore, our ability to compete successfully will depend largely on our ability to:

•discover and develop medicines that are superior to other products in the market;
•demonstrate through our clinical trials that our product candidates, including DSTAT and BCV, are differentiated from existing and future therapies;
•attract qualified scientific, product development and commercial personnel;
•obtain and successfully defend and enforce patent and/or other proprietary protection for our medicines and technologies;
•obtain required regulatory approvals;
•successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines;
•deliver a competitive value proposition compared to established competition and/or competitors who will enter the market before or after any of our product candidates, including DSTAT and BCV; and
•negotiate competitive pricing and reimbursement with third-party payers.

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

Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•our research methodology or that of our collaboration partners may be unsuccessful in identifying potential product candidates;
•our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval; and
•our collaboration partners may change their development profiles for potential product candidates or abandon a therapeutic area.

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

United States government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. For example, under our contract with BARDA, the U.S. government has the power to unilaterally:

•audit and object to any BARDA contract-related costs and fees on grounds that they are not allowable under the FAR, and require us to reimburse all such costs and fees;
•suspend or prevent us for a set period of time from receiving new contracts or extending our existing contract based on violations or suspected violations of laws or regulations;

•claim nonexclusive, nontransferable rights to product manufactured and intellectual property developed under the BARDA contract and may, under certain circumstances, such as circumstances involving public health and safety, license such inventions to third parties without our consent;
•cancel, terminate or suspend our BARDA contract based on violations or suspected violations of laws or regulations;
•terminate our BARDA contract in whole or in part for the convenience of the government for any reason or no reason, including if funds become unavailable to the applicable governmental agency;
•reduce the scope and value of our BARDA contract;
•decline to exercise an option to continue the BARDA contract;
•direct the course of a development program in a manner not chosen by the government contractor;
•require us to perform the option segments even if doing so may cause us to forego or delay the pursuit of other opportunities with greater commercial potential;
•take actions that result in a longer development timeline than expected; and
•change certain terms and conditions in our BARDA contract.

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

In addition, we must comply with numerous laws and regulations that affect how we conduct business with the United States government. Among the most significant government contracting regulations that affect our business are:

•FAR, and agency-specific regulations supplements to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts and implement federal procurement policy in numerous areas, such as employment practices, protection of the environment, accuracy and retention periods of records, recording and charging of costs, treatment of laboratory animals and human subject research;
•business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and the Foreign Corrupt Practices Act;
•export and import control laws and regulations; and
•laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

•termination of contracts;
•forfeiture of profits;
•suspension of payments;
•fines; and
•suspension or prohibition from conducting business with the U.S. government.

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

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of DSTAT and BCV, which could cause significant delays or an inability to successfully commercialize DSTAT and BCV, which could materially harm our business. We may also need to restructure or pause ongoing compassionate use and/or expanded access programs in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of DSTAT and BCV, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs. The BCV compassionate use program is expected to end by the end of the third quarter of 2020 when the current clinical supply is no longer available.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that has occurred since December 2015, a large percentage of the options held by our employees are underwater. As of June 30, 2020, approximately 40% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

The use of our product candidates, including DSTAT and BCV, in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•impairment of our business reputation and significant negative media attention;
•withdrawal of participants from our clinical studies;
•significant costs to defend the related litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•inability to commercialize our product candidates, including DSTAT and BCV; and
•decreased demand for our product candidates, if approved for commercial sale.

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

Risks Related To Our Common Stock

The market price of our common stock is likely to be volatile, and you may not be able to resell your shares at or above your purchase price.*

The trading price of our common stock has been volatile, and is likely to continue to be volatile for the foreseeable future. Our stock price is subject to wide fluctuations in response to a variety of factors, including the following:

•results of clinical trials of our product candidates or those of our competitors;
•any delay in filing an application for any of our product candidates, including the initiation of a rolling NDA submission for BCV for smallpox later this year, and any adverse development or perceived adverse development with respect to regulatory review of that application;
•failure to successfully develop and commercialize our product candidates, including DSTAT and BCV;
•termination of any of our license or collaboration agreements;
•any agency or judicial enforcement actions against us;
•inability to obtain additional funding;
•regulatory or legal developments in the United States and other countries applicable to our product candidates;
•adverse regulatory decisions;
•changes in the structure of healthcare payment systems;
•inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
•introduction of new products, services or technologies by our competitors;
•failure to meet or exceed financial projections we provide to the public;
•failure to meet or exceed the estimates and projections of the investment community;
•changes in the market valuations of similar companies;
•market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•significant lawsuits (including patent or stockholder litigation), and disputes or other developments relating to proprietary rights (including patents, litigation matters and our ability to obtain patent protection for our technologies);
•additions or departures of key scientific or management personnel;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•general economic, industry and market conditions, including the impact of the ongoing COVID-19 pandemic; and
•the other factors described in this “Risk Factors” section.

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

Based upon shares of common stock outstanding as of June 30, 2020, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 29.7% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

•authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors;
•allowing the authorized number of our directors to be changed only by resolution of our board of directors;
•limiting the removal of directors;
•creating a staggered board of directors;
•requiring that stockholder actions must be effected at a duly called stockholder meeting and prohibiting stockholder actions by written consent;
•eliminating the ability of stockholders to call a special meeting of stockholders; and
•establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at duly called stockholder meetings.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC, as agent (Jefferies), pursuant to which we may offer and sell, from time to time through Jefferies, up to $75.0 million of shares of our common stock (the ATM Shares).

Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 filed with SEC on August 10, 2020 (the Registration Statement), following such time as the Registration Statement is declared effective by the SEC. The Registration Statement is subject to review by the SEC.

Under the Sales Agreement, Jefferies may sell the ATM Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the Securities Act), including sales made directly on the Nasdaq Stock Market, on any other existing trading market for our common stock or to or through a market maker. In addition, under the Sales Agreement, Jefferies may sell the ATM Shares by any other method permitted by law. We may instruct Jefferies not to sell the ATM Shares if the sales cannot be effected at or above the price designated by us from time to time.

We are not obligated to make any sales of the ATM Shares under the Sales Agreement. The offering of the ATM Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the ATM Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Jefferies or us, as permitted therein.

The Sales Agreement contains customary representations, warranties and agreements by us, and customary indemnification and contribution rights and obligations of the parties. We will pay Jefferies a sales commission of 3.0% of the aggregate gross proceeds from each sale of the ATM Shares. We will also reimburse Jefferies for certain specified expenses in connection with entering into the Sales Agreement.

The Sales Agreement is filed as Exhibit 1.1 to this report, and the description of the terms of the Sales Agreement is qualified in its entirety by reference to such exhibit. A copy of the opinion of Cooley LLP relating to the legality of the issuance and sale of the ATM Shares is attached as Exhibit 5.1 hereto.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
1.1	Open Market Sale AgreementSM, dated August 10, 2020, by and between the Registrant and Jefferies LLC.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

5.1	Opinion of Cooley LLP.

10.1
Contract modification No. 59, dated May 11, 2020, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.2*
Contract modification No. 60, dated June 17, 2020, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.3*
Contract modification No. 61, dated July 28, 2020, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.4	Ninth Amendment to Office Lease, dated June 24, 2020, by and between the Registrant and BRI 1875 Meridian, LLC.

10.5*	Second Amendment to Lease Agreement, dated July 30, 2020, by and between the Registrant and CLPF-Research Center, LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS	Inline XBRL Instance Document - - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Certain confidential information contained in this exhibit, marked by brackets, has been omitted pursuant to Item 601 of Regulation S-K.

(1)Incorporated by reference to the corresponding exhibit in Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(2)Incorporated by reference to the corresponding exhibit in Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

August 10, 2020	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer

August 10, 2020	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Business and Financial Officer