Form 10-Q
period 2020-09-30
CHIMERIX INC
filed 2020-11-05
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 62,633,889.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$38,130	$16,901
Short-term investments, available-for-sale	49,635	96,574
Accounts receivable	378	1,233
Prepaid expenses and other current assets	2,100	3,385
Total current assets	90,243	118,093
Property and equipment, net of accumulated depreciation	291	540
Operating lease right-of-use assets	2,943	709
Other long-term assets	27	34
Total assets	$93,504	$119,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$880	$2,398
Accrued liabilities	6,532	6,830
Total current liabilities	7,412	9,228
Lease-related obligations	2,923	196
Total liabilities	10,335	9,424

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 62,629,722 and 61,590,013 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	63	62
Additional paid-in capital	783,758	778,693
Accumulated other comprehensive gain, net	33	35
Accumulated deficit	(700,685)	(668,838)
Total stockholders’ equity	83,169	109,952
Total liabilities and stockholders’ equity	$93,504	$119,376

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Contract revenue	$1,591	$1,958	$4,158	$5,752
Licensing revenue	18	—	94	—
Total revenues	1,609	1,958	4,252	5,752
Operating expenses:
Research and development	10,018	7,453	27,545	34,795
General and administrative	3,151	4,024	9,466	18,022
Acquired in-process research and development	—	65,045	—	65,045
Total operating expenses	13,169	76,522	37,011	117,862
Loss from operations	(11,560)	(74,564)	(32,759)	(112,110)
Other income:
Interest income and other, net	149	834	912	3,037
Net loss	(11,411)	(73,730)	(31,847)	(109,073)
Other comprehensive loss:
Unrealized (loss)/gain on debt investments, net	(97)	(36)	(2)	182
Comprehensive loss	$(11,508)	$(73,766)	$(31,849)	$(108,891)
Per share information:
Net loss, basic and diluted	$(0.18)	$(1.26)	$(0.51)	$(2.04)
Weighted-average shares outstanding, basic and diluted	62,242,456	58,457,110	62,009,941	53,519,207

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	$62	$778,693	$35	$(668,838)	$109,952
Share-based compensation	—	1,326	—	—	1,326
Employee stock purchase plan purchases	—	229	—	—	229
Comprehensive loss:
Unrealized loss on investments, net	—	—	(46)	—	(46)
Net loss	—	—	—	(10,420)	(10,420)
Total comprehensive loss					(10,466)
Balance, March 31, 2020	$62	$780,248	$(11)	$(679,258)	$101,041
Share-based compensation	—	1,391	—	—	1,391
Exercise of stock options	—	578	—	—	578
Comprehensive loss:
Unrealized gain on investments, net	—	—	141	—	141
Net loss	—	—	—	(10,016)	(10,016)
Total comprehensive loss					(9,875)
Balance, June 30, 2020	$62	$782,217	$130	$(689,274)	$93,135
Share-based compensation	—	1,282	—	—	1,282
Exercise of stock options	1	62	—	—	63
Employee stock purchase plan purchases	—	197	—	—	197
Comprehensive loss:
Unrealized loss on investments, net	—	—	(97)	—	(97)
Net loss	—	—	—	(11,411)	(11,411)
Total comprehensive loss					(11,508)
Balance, September 30, 2020	$63	$783,758	$33	$(700,685)	$83,169

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2018	$51	$733,907	$(92)	$(556,262)	$177,604
Share-based compensation	—	4,073	—	—	4,073
Exercise of stock options	—	13	—	—	13
Employee stock purchase plan purchases	—	170	—	—	170
Comprehensive loss:
Unrealized gain on investments, net	—	—	140	—	140
Net loss	—	—	—	(17,693)	(17,693)
Total comprehensive loss					(17,553)
Balance, March 31, 2019	$51	$738,163	$48	$(573,955)	$164,307
Share-based compensation	—	2,367	—	—	2,367
Exercise of stock options	—	17	—	—	17
Comprehensive loss:
Unrealized gain on investments, net	—	—	77	—	77
Net loss	—	—	—	(17,650)	(17,650)
Total comprehensive loss					(17,573)
Balance, June 30, 2019	$51	$740,547	$125	$(591,605)	$149,118
Share-based compensation	—	1,529	—	—	1,529
Exercise of stock options	—	13	—	—	13
Employee stock purchase plan purchases	—	154	—	—	154
Issuance of common stock, net of issuance costs	10	34,890	—	—	34,900
Comprehensive loss:
Unrealized loss on investments, net	—	—	(36)	—	(36)
Net loss	—	—	—	(73,730)	(73,730)
Total comprehensive loss					(73,766)
Balance, September 30, 2019	$61	$777,133	$89	$(665,335)	$111,948

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(31,847)	$(109,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	309	451
Amortization of discount/premium on investments	(268)	(1,557)
Share-based compensation	4,000	7,969
Fair value of common stock issued for license agreement	—	34,900
(Gain)/loss on sale of investments	(1)	31
Gain on sale of equipment	(10)	—
Lease-related amortization	(47)	(57)
Changes in operating assets and liabilities:
Accounts receivable	855	(1,492)
Prepaid expenses and other assets	1,284	178
Accounts payable and accrued liabilities	(1,268)	(3,062)
Net cash used in operating activities	(26,993)	(71,712)

Cash flows from investing activities:
Purchases of property and equipment	(60)	(150)
Proceeds from sale of property and equipment	10	—
Purchases of short-term investments	(58,895)	(130,351)
Proceeds from sales of short-term investments	1,498	13,112
Proceeds from maturities of short-term investments	104,602	127,000
Net cash provided by investing activities	47,155	9,611

Cash flows from financing activities:
Proceeds from exercise of stock options	641	43
Proceeds from employee stock purchase plan	426	324
Payments of deferred offering costs	—	(23)
Net cash provided by financing activities	1,067	344
Net increase (decrease) in cash and cash equivalents	21,229	(61,757)
Cash and cash equivalents:
Beginning of period	16,901	81,106
End of period	$38,130	$19,349

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix, Inc. (the Company) is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. The Company has two clinical-stage product candidates, dociparstat sodium (DSTAT) and brincidofovir (BCV). DSTAT is a heparin derivative with significantly decreased anticoagulant activity; this enables dosing at higher concentrations to achieve anti-inflammatory and other potentially beneficial effects that cannot be safely achieved with commercially available forms of heparin. DSTAT is in development as a potential first-line therapy in acute myeloid leukemia (AML) and as a potential treatment for acute lung injury (ALI) in COVID-19 patients. BCV is an investigational lipid conjugate that is in development as a medical countermeasure for smallpox. The Company expects to continue its evaluation of external innovation in order to license, acquire or otherwise gain access to molecules that further broaden its pipeline of investigational agents in cancer or other serious diseases.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At September 30, 2020 and December 31, 2019, the Company had cash equivalents including money market funds, whose value is based on quoted market prices. At September 30, 2020 and December 31, 2019, the Company had short term investments, including U.S. Treasury securities, whose value is based on quoted market prices. Accordingly, these securities are classified as Level 1.

At September 30, 2020 and December 31, 2019, the Company had short-term investments, including commercial paper and corporate bonds. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	September 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$34,816	$34,816	$—	$—
Total cash equivalents	34,816	34,816	—	—
Short-term investments
U.S. treasury securities	34,227	34,227	—	—
Commercial paper	3,999	—	3,999	—
Corporate bonds	11,409	—	11,409	—
Total short-term investments	49,635	34,227	15,408	—
Total assets	$84,451	$69,043	$15,408	$—

	Fair Value Measurements
	December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,854	$11,854	$—	$—
Total cash equivalents	11,854	11,854	—	—
Short-term investments
U.S. treasury securities	22,493	22,493	—	—
Commercial paper	43,119	—	43,119	—
Corporate bonds	30,962	—	30,962	—
Total short-term investments	96,574	22,493	74,081	—
Total assets	$108,428	$34,347	$74,081	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued research and development expenses	$3,034	$1,868
Accrued compensation	2,752	3,626
Other accrued liabilities	746	1,336
Total accrued liabilities	$6,532	$6,830

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of BCV as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and 4 option segments) within this agreement, each of which has a single performance obligation. At present, all option segments (1 through 4) have been exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurs as qualifying research activities are conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The Company is currently performing under the fourth option segment of the contract during which the Company may receive up to a total of $4.6 million in expense reimbursement and fees. The second and third option segments were completed on August 20, 2020. The fourth option segment is scheduled to end on February 15, 2021.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2020, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and nine months ended September 30, 2020 and 2019.

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

Note 2. Investments

The following tables summarize the Company's debt investments (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$11,381	$28	$—	$11,409
U.S. treasury securities	34,230	2	(5)	34,227
Commercial paper	3,990	9	—	3,999
Total investments	$49,601	$39	$(5)	$49,635

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,952	$19	$(9)	$30,962
Commercial paper	43,109	14	(4)	43,119
U.S. treasury securities	22,478	17	(2)	22,493
Total investments	$96,539	$50	$(15)	$96,574

The following tables summarize the Company's debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	September 30, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$25,128	$(5)	$—	$—	$25,128	$(5)
Total	$25,128	$(5)	$—	$—	$25,128	$(5)
Number of securities with unrealized losses		8		—		8

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$9,657	$(9)	$—	$—	$9,657	$(9)
Commercial paper	10,147	(4)	—	—	10,147	(4)
U.S. treasury securities	2,994	(2)	—	—	2,994	(2)
Total	$22,798	$(15)	$—	$—	$22,798	$(15)
Number of securities with unrealized losses		9		—		9

The Company periodically reviews available-for-sale debt investments for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At September 30, 2020, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale debt investments in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three and nine months ended September 30, 2020 and 2019. Unrealized gains and losses on debt investments are recorded to unrealized (loss) gain on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at September 30, 2020 (in thousands):

Maturing in one year or less	$49,635
Maturing after one year through two years	—
Total debt investments	$49,635

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company's discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company's operating leases as of September 30, 2020 was 6.03 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $184,000 and $187,000, respectively, for the three months ended September 30, 2020 and 2019, and $550,000 and $563,000 for the nine months ended September 30, 2020 and 2019, respectively.

The discount rate implicit within the Company's leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of September 30, 2020, the operating lease liabilities reflect a weighted-average discount rate of 7.93%.

The following table sets forth the operating lease right-of-use assets and liabilities as of September 30, 2020 (in thousands):

Assets
Operating lease right-of-use assets	$2,943

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$91
Operating lease long-term liabilities (recorded within Lease-related obligations)	2,923
Total operating lease liabilities	$3,014

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of September 30, 2020
2020	$147
2021 (1)	260
2022	715
2023	736
2024	759
All remaining years	1,248
Total future minimum rental payments	$3,865
Less amount of lease payments representing interest	851
Total present value of lease payments	$3,014

(1)The Company entered into the Ninth Amendment of its lease for the Company's headquarters in Durham, North Carolina, which extended the term of the lease 65 months to July 31, 2026. As part of the amendment, the Company will receive a rent abatement of the first 5 months of the new lease term which begins on March 1, 2021. Additionally, the Ninth Amendment grants the Company a refurbishment allowance, which the Company expects to receive in 2021 after the refurbishment has been completed.

As of December 31, 2019, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2019
2020	$719
2021	182
Total future minimum rental payments	$901
Less amount of lease payments representing interest	66
Total present value of lease payments	$835

For the three months ended September 30, 2020 and 2019, the Company made lease payments of approximately $181,000 and $188,000, respectively, and for the nine months ended September 30, 2020 and 2019, the Company made lease payments of approximately $538,000 and $574,000, respectively, which are included in operating cash flows.

Sublease

The Company subleases 3,537 square feet of its office space under a non-cancelable operating lease that expires in February 2021. For the three and nine months ended September 30, 2020 and 2019, the Company recognized approximately $18,000 and $53,000 of income in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. Total future minimum rentals under the non-cancelable operating sublease are presented below (in thousands):

Years Ending December 31,	As of September 30, 2020
2020	$21
2021	14
Total future minimum sublease rentals	$35

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA, the sole source of the Company's contract revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. Management believes that such amounts in the current year, if any, are not significant. Accordingly, no provision for refundable amounts under the BARDA agreement had been made as of September 30, 2020 and December 31, 2019.

Note 4. Equity Transactions and Share-based Compensation

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2020, the common stock reserved for issuance under the 2013 Plan was automatically increased by 2.5 million shares. As of September 30, 2020, there was a total of 3.4 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 21,000 and 263,000 shares of common stock pursuant to the exercise of stock options during the three and nine months ended September 30, 2020. The Company issued approximately 5,000 and 19,000 shares of common stock pursuant to the exercise of stock options during the three and nine months ended September 30, 2019, respectively.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 3.5 million shares of common stock to be purchased under the ESPP, of which 2.4 million shares remained available for purchase as of September 30, 2020. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). On January 1, 2020, the common stock reserved for issuance under the ESPP was automatically increased by an additional 422,535 shares.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 160,000 and 96,000 shares of common stock pursuant to the ESPP during the three months ended September 30, 2020 and 2019, respectively. The Company issued approximately 337,000 and 209,000 shares of common stock pursuant to the ESPP during the nine months ended September 30, 2020 and 2019, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued approximately 277,000 and 440,000 shares of common stock pursuant to the vesting of RSUs during the three and nine months ended September 30, 2020, respectively. The Company issued approximately 50,000 and 419,000 shares of common stock pursuant to the vesting of RSUs during the three and nine months ended September 30, 2019, respectively.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expense	$625	$901	$2,090	$3,170
General and administrative expense	657	628	1,910	4,799
Total share-based compensation expense	$1,282	$1,529	$4,000	$7,969

Compensation expense for the nine months ended September 30, 2019 includes $1.8 million of share-based compensation expense related to the accelerated vesting and modification of stock options and RSUs of the Company's then President and CEO in connection with her severance agreement.

Related to the Company's reduction in workforce that occurred in May 2019, compensation expense for the nine months ended September 30, 2019 includes $0.7 million of share-based compensation expense related to the accelerated vesting and modifications of stock options and RSUs.

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2020 as the Company incurred losses for the nine month period ended September 30, 2020, and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2020. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At September 30, 2020, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

The Company is currently performing under the fourth option segment of the contract during which the Company may receive up to a total of $4.6 million in expense reimbursement and fees. The second and third option segments were completed on August 20, 2020. The fourth option segment is scheduled to end on February 15, 2021. Of the $75.8 million in expense reimbursement and $5.3 million in fees that the Company may receive, approximately $78.9 million in expense reimbursement and fees has been awarded. As of September 30, 2020, of the total funding the Company had invoiced an aggregate of $74.4 million with respect to the base performance segment and the four option segments. For the three months ended September 30, 2020 and 2019, the Company recognized revenue under this contract of $1.6 million and $2.0 million, respectively, and for the nine months ended September 30, 2020 and 2019, the Company recognized revenue under this contract of $4.2 million and $5.8 million, respectively.

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

In exchange for the license to SymBio under the Company's BCV rights, the Company received an upfront payment of $5.0 million in October 2019. In addition, the Company is eligible to receive up to $180.0 million in clinical, regulatory and commercial milestones worldwide, as well as low double-digit percent royalties based on net sales of BCV. Since entering into the license agreement in September 2019, the Company has recognized all of the $5.0 million upfront payment.

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

For the three months ended September 30, 2019, the Company recorded a $156,000 reduction of research and development restructuring charges. For the nine months ended September 30, 2019, $4.4 million of research and development and $1.9 million of general and administrative restructuring charges were recorded.

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

The following table sets forth the accrual activity for employee termination benefits and contract close-out costs (in thousands) for the nine months ended September 30, 2020.

	Employee Termination Benefits	Clinical Trial Close-out Costs	Other Development Costs	Total
Balance at December 31, 2019	$183	$27	$110	$320
Revised estimates	—	(14)	—	(14)
Payments	(114)	(4)	(100)	(218)
Balance at March 31, 2020	$69	$9	$10	$88
Revised estimates	—	(5)	—	(5)
Payments	(69)	—	—	(69)
Balance at June 30, 2020	$—	$4	$10	$14
Revised estimates	—	(4)	(10)	(14)
Payments	—	—	—	—
Balance at September 30, 2020	$—	$—	$—	$—

For the three and nine months ended September 30, 2020, the revised accrual estimates resulted in a decrease to research and development expenses of $14,000 and $33,000, respectively. Additionally, during the nine months ended September 30, 2020 refunds of unused deposits of $1.3 million were received, which were previously recorded in prepaid expenses and other current assets on the Consolidated Balance Sheet.

Note 8. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2020, and events which occurred subsequently but were not recognized in the financial statements.

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

Dociparstat (DSTAT) is a heparin derivative with significantly decreased anticoagulant activity; this enables dosing at higher concentrations to achieve anti-inflammatory and other potentially beneficial effects that cannot be safely achieved with commercially available forms of heparin. DSTAT is in development as a potential first-line therapy in acute myeloid leukemia (AML) and as a potential treatment for acute lung injury (ALI) in COVID-19 patients.

DSTAT’s mechanism of action is multimodal – by inhibiting several proteins (e.g., HMGB1, PF4, CXCR4/CXCL12, P-selectin) DSTAT may reduce chemoresistance/reverse quiescence of AML blasts and leukemic stem cells (LSCs), thereby improving disease-free survival and overall survival. HMGB1, PF4 and P-selectin are also involved in the hyperinflammation and coagulopathy associated with severe COVID-19, suggesting DSTAT is uniquely positioned as a candidate treatment to address these important aspects of COVID-19 pathophysiology that contribute to high morbidity and mortality.

BCV is an investigational lipid conjugate which acts via inhibition of viral DNA synthesis that is in development as a medical countermeasure for smallpox. We expect to continue our evaluation of external innovation in order to license, acquire or otherwise gain access to molecules that further broaden our pipeline of investigational agents in cancer or other serious diseases.

Recent Developments

Dociparstat for the Treatment of Acute Lung Injury (ALI) in COVID-19 Patients

In April 2020, we announced the initiation of a Phase 2/3 study of DSTAT in patients with acute lung injury (ALI) from COVID-19. The study is a 1:1 randomized, double-blind, placebo-controlled, Phase 2/3 trial to evaluate the safety and efficacy of DSTAT in adults with severe COVID-19 who are at high risk of respiratory failure. Eligible subjects will be those with confirmed COVID-19 who require hospitalization and supplemental oxygen therapy. The primary endpoint of the study is the proportion of subjects who survive and do not require mechanical ventilation through day 28. Additional endpoints include time to improvement as assessed by the National Institute of Allergy and Infectious Disease ordinal scale, time to hospital discharge, time to resolution of fever, number of ventilator-free days, all-cause mortality, and changes in key biomarkers (e.g. IL-6, TNF-α, HMGB1, C-reactive protein and d-dimer).

The Phase 2 portion of the study will enroll 24 subjects (12 subjects in each of 2 cohorts with different doses) to determine the maximum tolerated dose and will then expand to a third cohort consisting of an additional 50 patients (74 total) at the selected dose. A formal analysis of all endpoints, including supportive biomarkers will be performed at the conclusion of the Phase 2 portion of the study. Contingent upon positive results from the Phase 2 portion, the Phase 3 portion of the study will enroll approximately 450 subjects. This study is currently enrolling. Due to the complex and rapidly changing landscape of COVID infection rates and treatment responses, we cannot predict with certainty when we will complete Phase 2 enrollment. We expect to report initial topline data in the first quarter of 2021. The study protocol allows for the review of data by cohort.

Dociparstat for First-Line Acute Myeloid Leukemia (AML)

Earlier this year, we conducted an end of Phase 2 meeting with the FDA related to the Company’s development of DSTAT in AML. Following the meeting, we incorporated FDA's feedback into the full protocol. Currently we are working to initiate the Phase 3 clinical study of DSTAT for the treatment of AML in early 2021.

We expect that the proposed Phase 3 trial will be a randomized, double-blinded trial of approximately 570 newly diagnosed AML patients. The trial will include patients 60 years of age and older who have an intermediate or adverse genetic risk profile. It will also include patients between 18 and 60 years old who have an adverse genetic risk profile. Patients will be randomized 1:1 to receive DSTAT in combination with standard cytarabine plus anthracycline (7+3) induction and cytarabine consolidation chemotherapy or will receive standard of care (7+3) induction and consolidation chemotherapy alone. Patients with FLT-3 mutations will be allowed in the study and will be eligible to receive midostaurin.

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

In order to supplement the previously reported data from pilot and Phase 2 studies and provide additional evidence regarding DSTAT’s potential mechanism of action, the proposed Phase 3 trial includes an early assessment of comparative CR and MRD rates among the first 80 evaluable patients. A recently published meta-analysis of 81 separate studies covering 11,151 patients (Short, et. al., Journal of the American Medical Association Oncology, October 8, 2020) has suggested a link between MRD status and outcomes in patients with AML. Specifically, this large cohort meta-analysis showed that MRD-negative AML patients experience superior 5-year disease-free survival (average hazard ratio: 0.37) and 5-year overall survival (average hazard ratio: 0.36) rates when compared to patients that are MRD-positive. This study suggests that evaluation of MRD status in AML patients may allow for an earlier assessment of therapeutic effects and could lead to acceleration in the development of novel AML therapeutics.

The data from the first 80 evaluable patients of the proposed Phase 3 trial are expected to be unblinded, reported publicly, and available for ongoing analysis of later endpoints, unless the independent Data Monitoring Committee (DMC) determines that exceptional pre-specified thresholds have been achieved, in which case the DMC will have the discretion to maintain blinding, which would allow inclusion of these patients in the final analysis.

BCV Oral Treatment for Smallpox

In April, we announced receipt of authorization from the FDA to initiate the rolling submission of our New Drug Application (NDA) for the approval of BCV as a medical countermeasure for smallpox. The Company has completed the rolling NDA submissions for BCV tablets and for BCV suspension and expects to receive notification from the FDA regarding the status of our submission in late November/early December of 2020.

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

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments, which have all been exercised. The contract is a cost-plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the fourth option segment of the contract during which we may receive up to a total of $4.6 million in expense reimbursement and fees. The second and third option segments were completed on August 20, 2020. The fourth option segment is scheduled to end on February 15, 2021. As of September 30, 2020, of the total funding the Company had invoiced an aggregate of $74.4 million with respect to the base performance segment and the four option segments. Under the BARDA contract, we recognized revenue of $1.6 million and $2.0 million during the three months ended September 30, 2020 and 2019, respectively, and we recognized revenue of $4.2 million and $5.8 million during the nine months ended September 30, 2020 and 2019, respectively.

In September 2019, we entered into a license agreement with SymBio for worldwide rights to develop, manufacture and commercialize BCV in all human indications, excluding the use for treatment of orthopoxviruses, including smallpox. Under the contract, we received a $5.0 million upfront payment in October 2019 and could receive up to an additional $180.0 million in potential regulatory and commercial milestones. Since the license agreement was entered into in September 2019, we have recognized all of the $5.0 million of revenue related to the upfront payment. The revenue from regulatory and commercial milestones and royalties from net sales will be recognized upon occurrence of the triggering events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Direct research and development expenses	$5,943	$3,730	$15,151	$18,680
Research and development personnel costs - excluding stock-based compensation	2,770	2,025	8,286	10,283
Research and development personnel costs - stock-based compensation	625	901	2,090	3,171
Indirect research and development expenses	680	797	2,018	2,661
Total research and development expenses	$10,018	$7,453	$27,545	$34,795

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

Historically, the majority of our research and development efforts have been focused on completing our Phase 3 trial of BCV for prevention of CMV in HCT recipients (SUPPRESS), our trial of BCV as a treatment for AdV (AdVise), the Adenovirus after Allogeneic Pediatric Transplantation (AdAPT) study in pediatric HCT recipients and our other clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of BCV for approval in the United States and equivalent health authority approval outside the United States. In May 2019, we discontinued both the oral and IV development programs of BCV in all indications other than smallpox and the associated clinical trials.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $1.3 million and $1.5 million was recognized in the three months ended September 30, 2020 and 2019, respectively, and $4.0 million and $8.0 million was recognized in the nine months ended September 30, 2020 and 2019, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 25, 2020. There have been no material changes during the nine months ended September 30, 2020 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and September 30, 2019, together with the changes in those items (in thousands, except percentages):

	Three Months Ended September 30,		Dollar Change	% Change
	2020	2019	Increase/(Decrease)
Revenues:
Contract revenue	$1,591	$1,958	$(367)	(18.7)%
Licensing revenue	18	—	18	*
Total revenues	1,609	1,958	(349)	(17.8)%
Operating expenses:
Research and development	10,018	7,453	2,565	34.4%
General and administrative	3,151	4,024	(873)	(21.7)%
Acquired in-process research and development	—	65,045	(65,045)	*
Total operating expenses	13,169	76,522	(63,353)	(82.8)%
Loss from operations	(11,560)	(74,564)	63,004	(84.5)%
Other income:
Interest income and other, net	149	834	(685)	(82.1)%
Net loss	$(11,411)	$(73,730)	$62,319	(84.5)%

* Not meaningful or not calculable

Contract Revenue

For the three months ended September 30, 2020, total contract revenue decreased to $1.6 million compared to $2.0 million for the three months ended September 30, 2019. The decrease of $0.4 million, or 18.7%, is related to a decrease in reimbursable expenses under our contract with BARDA.

Research and Development Expenses

For the three months ended September 30, 2020, our research and development expenses increased to $10.0 million compared to $7.5 million for the three months ended September 30, 2019. The increase of $2.6 million, or 34.4%, is primarily related to the following:

•an increase of $2.9 million related to the development and manufacture of DSTAT for first-line treatment of AML and acute lung injury in COVID-19 patients; and
•an increase of $0.5 million in personnel expenses as headcount increased related to the development of DSTAT; offset by
•a decrease of $0.5 million in smallpox program expenses primarily related to the conclusion of animal studies; and
•a decrease of $0.2 million in expenses related mainly to the discontinuation of both the oral and IV BCV development.

General and Administrative Expenses

For the three months ended September 30, 2020, our general and administrative expenses decreased to $3.2 million compared to $4.0 million for the three months ended September 30, 2019. The decrease of $0.9 million, or 21.7%, is primarily related to the following:

•a decrease of $1.1 million in business development, legal, and professional fees.

Acquired In-process Research and Development Expenses

We recorded $65.0 million of acquired in-process research and development expenses for the three months ended September 30, 2019, which included $30.0 million for an upfront payment to Cantex, $34.9 million related to the fair value of common stock issued to Cantex, and $0.1 million related to Cantex transaction costs consisting primarily of legal and professional fees.

Interest Income and Other, Net

For the three months ended September 30, 2020, our interest income decreased to $0.1 million compared to $0.8 million for the three months ended September 30, 2019. This decrease is attributable to decreased interest earned on our cash and investments.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and September 30, 2019, together with the changes in those items (in thousands except percentages):

	Nine Months Ended September 30,		Dollar Change	% Change
	2020	2019	Increase/(Decrease)
Revenues:
Contract revenue	$4,158	$5,752	$(1,594)	(27.7)%
Licensing revenue	94	—	94	*
Total revenues	$4,252	$5,752	(1,500)	(26.1)%
Operating expenses:
Research and development	27,545	$34,795	(7,250)	(20.8)%
General and administrative	9,466	18,022	(8,556)	(47.5)%
Acquired in-process research and development	$—	$65,045	$(65,045)	*
Total operating expenses	37,011	117,862	(80,851)	(68.6)%
Loss from operations	(32,759)	(112,110)	79,351	(70.8)%
Other income:
Interest income and other, net	912	3,037	(2,125)	(70.0)%
Net loss	$(31,847)	$(109,073)	$77,226	(70.8)%
* Not meaningful or not calculable

Contract Revenue

For the nine months ended September 30, 2020, total contract revenue decreased to $4.2 million compared to $5.8 million for the nine months ended September 30, 2019. The decrease of $1.6 million, or 27.7%, is related to a decrease in reimbursable expenses under our contract with BARDA.

Research and Development Expenses

For the nine months ended September 30, 2020, our research and development expenses decreased to $27.5 million compared to $34.8 million for the nine months ended September 30, 2019. The decrease of $7.3 million, or 20.8%, is primarily related to the following:

•a decrease of $9.6 million in expenses related to the discontinuation of both the oral and IV BCV development programs and CMX521 for norovirus;
•a decrease of $3.1 million in personnel expenses as headcount was reduced as part of the Company's restructuring activities in May 2019;
•a decrease of $1.7 million in smallpox program expenses primarily related to the conclusion of animal studies; and
•a decrease of $0.7 million related to the closing of our BCV compassionate use program; offset by
•an increase of $8.2 million in expenses primarily related to the clinical trial expenses, animal studies, and drug manufacturing related to the development of DSTAT for first-line treatment of AML and COVID-19 patients.

General and Administrative Expenses

For the nine months ended September 30, 2020, our general and administrative expenses decreased to $9.5 million compared to $18.0 million for the nine months ended September 30, 2019. The decrease of $8.6 million, or 47.5%, is primarily related to the following:

•a decrease of $5.7 million in compensation expenses as headcount was reduced as part of the Company's restructuring activities in May 2019;
•a decrease of $1.9 million in business development to acquire DSTAT and to out-license BCV for non-smallpox indications; and
•a decrease of $0.9 million in legal, professional and other operational expenses.

Acquired In-process Research and Development Expenses

We recorded $65.0 million of acquired in-process research and development expenses for the nine months ended September 30, 2019, which included $30.0 million for an upfront payment to Cantex, $34.9 million related to the fair value of common stock issued to Cantex, and $0.1 million related to Cantex transaction costs consisting primarily of legal and professional fees.

Interest Income and Other, Net

For the nine months ended September 30, 2020, our interest income and other, net decreased to $0.9 million compared to $3.0 million for the nine months ended September 30, 2019. This decrease is attributable to decreased interest earned on our cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had capital available to fund operations of approximately $87.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of September 30, 2020, we had an accumulated deficit of $700.7 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

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

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. Sales of our common stock made pursuant to the Jefferies Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 (File No. 333-244146), which was declared effective by the SEC on August 17, 2020. We have not sold any shares of our common stock under the Jefferies Sales Agreement.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash sources and uses:
Net cash used in operating activities	$(26,993)	$(71,712)
Net cash provided by investing activities	47,155	9,611
Net cash provided by financing activities	1,067	344
Net increase (decrease) in cash and cash equivalents	$21,229	$(61,757)

Operating Activities

Net cash used in operating activities of $27.0 million for the nine months ended September 30, 2020 was primarily the result of our $31.8 million net loss offset by the change in operating assets and liabilities and the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in prepaid expenses and other assets of $1.3 million and a decrease in accounts receivable of $0.9 million related to work on the BARDA contract, partially offset by a decrease of $1.3 million in accounts payable and accrued liabilities. Non-cash expenses included add-backs of $4.0 million for share-based compensation and $0.3 million of depreciation of property and equipment, offset by $0.3 million of amortization of discount/premium on investments. Net cash used in operating activities of $71.7 million for the nine months ended September 30, 2019 was primarily the result of our $109.1 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease of $3.1 million in accounts payable and accrued liabilities, an increase in accounts receivable of $1.5 million related to work on the BARDA contract, partially offset by a decrease in prepaid expenses and other assets of $0.2 million. Non-cash expenses included add-backs of $34.9 million for the fair value of common stock issued in relation to the Cantex license agreement, $8.0 million for share-based compensation and $0.5 million of depreciation of property and equipment, offset by $1.6 million of amortization of discount/premium on investments.

Investing Activities

Net cash provided by investing activities of $47.2 million for the nine months ended September 30, 2020 was primarily the result of the maturity of $104.6 million in short-term investments and the sale of $1.5 million in short-term investments, partially offset by the purchase of $58.9 million in short-term investments. Net cash provided by investing activities of $9.6 million for the nine months ended September 30, 2019 was primarily the result of the maturity of $127.0 million in short-term investments and the sale of $13.1 million in short-term investments, partially offset by the purchase of $130.4 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2020 was primarily the result of $1.1 million in proceeds from the exercise of stock options and stock purchases through our ESPP. Net cash provided by financing activities of $0.3 million for the nine months ended September 30, 2019 was primarily the result of $0.4 million in proceeds from the exercise of stock options and stock purchases through our ESPP.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and nine months ended September 30, 2020 or September 30, 2019.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2020, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing dociparstat (DSTAT) for the treatment of acute myeloid leukemia (AML) and the treatment of acute lung injury (ALI) in COVID-19 patients, and brincidofovir (BCV) for the treatment of smallpox. We have incurred significant net losses in each year since our inception, including net losses of $31.8 million and $109.1 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of approximately $700.7 million.

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

 Risks Related to Clinical Development and Regulatory Approval

We face risks related to the coronavirus (COVID-19) outbreak, which could significantly disrupt our preclinical studies and clinical trials.*

The duration and the geographic impact of the business disruption and related financial impact resulting from the coronavirus cannot be reasonably estimated at this time and our business could be adversely impacted by the effects. We are currently conducting clinical trials with DSTAT in the United States for the treatment of COVID-19 patients and plan to initiate a clinical trial of DSTAT in AML in early 2021. We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our non-clinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs. Similarly, clinical site initiation and patient enrollment may be delayed due to concerns for patient safety and prioritization of healthcare resources toward the COVID-19 pandemic. We also rely on third party suppliers and contract manufacturers to produce the drug product we utilize in our clinical trials, and the outbreak may cause delays in delivery and increases in the cost of active pharmaceutical ingredients (APIs) and drug product.  As a result, the expected timeline for data readouts of our non-clinical studies and clinical trials and certain regulatory filings, such as completion of a smallpox NDA submission, may be negatively impacted, and our APIs and drug product may become more expensive to obtain. The COVID-19 pandemic is also causing disruption of global financial markets which, if sustained or recurrent, could make it more difficult for us to access capital. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, and may adversely affect our business, healthcare systems and the global economy as a whole.

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

Through our continuing development contract with BARDA, we completed the second rabbitpox efficacy study as well as a pivotal efficacy study in the mouse model (ectromelia virus). We believe that efficacy data from these models could support the approval of BCV for the treatment of smallpox. The Company recently completed the rolling NDA submission for BCV tablets and suspension and expects to receive notification from the FDA regarding the status of our submission in late November/early December of 2020.

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

Healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, lower reimbursement, and additional downward pressure on the price that we receive for any future approved product. It is possible that additional governmental action may be taken to address the COVID-19 pandemic. For example, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Further, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus. We cannot predict what healthcare reform initiatives may be adopted in the future.

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

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of DSTAT and BCV, which could cause significant delays or an inability to successfully commercialize DSTAT and BCV, which could materially harm our business. We may also need to restructure or pause ongoing compassionate use and/or expanded access programs in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of DSTAT and BCV, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs. The BCV compassionate use program ended in the third quarter of 2020.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that has occurred since December 2015, a large percentage of the options held by our employees are underwater. As of September 30, 2020, approximately 43% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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
•any delay in filing an application for any of our product candidates and any adverse development or perceived adverse development with respect to regulatory review of that application;
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

Based upon shares of common stock outstanding as of September 30, 2020, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 37.5% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our U.S. net operating loss (NOL) carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our IPO, our most recent private placement and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our pre-2018 NOL carryforwards may expire prior to being used, and our NOL carryforwards generated in 2018 and thereafter will be subject to a percentage limitation.  In addition, it is possible that we have in the past undergone, and in the future may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOLs and other tax attributes.

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

10.1
Contract modification No. 62, dated September 11, 2020, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.2*
Contract modification No. 63, dated September 28, 2020, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.3*
Contract modification No. 28, dated September 1, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.4*
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

CHIMERIX, INC.

November 5, 2020	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer

November 5, 2020	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Business and Financial Officer