Form 10-K
period 2020-12-31
CHIMERIX INC
filed 2021-02-25
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on The Nasdaq Global Market on June 30, 2020 was $135,565,762.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 19, 2021 was 85,679,225.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2020 are incorporated by reference into Part III of this report………………………………………………………
10-K Part III

CHIMERIX, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2020

PART I
Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events that are subject to risks and uncertainties, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

•the initiation, cost, enrollment, timing, progress and results of our research and development activities, preclinical studies and future clinical trials;
•our ability to obtain and maintain regulatory approval of our current and future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•our ability to obtain funding for our operations;
•our plans to research, develop and commercialize our future product candidates;
•our strategic alliance partners’ election to pursue development and commercialization;
•our ability to attract collaborators with development, regulatory and commercialization expertise;
•our ability to obtain and maintain intellectual property protection for our future product candidates;
•the size and growth potential of the markets for our current and future product candidates, and our ability to serve those markets;
•our ability to successfully commercialize our current and future product candidates;
•the rate and degree of market acceptance of our current and future product candidates;
•our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•regulatory developments in the United States and foreign countries;
•the performance of our third-party suppliers and manufacturers;
•the success of competing therapies that are or become available;
•the loss of key scientific or management personnel;
•our use of the proceeds from our public offerings; and
•the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

Summary of Risk Factors

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Annual Report. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Annual Report as part of your evaluation of an investment in our common stock.

•We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.
•Our product candidates are still under clinical development and may not obtain regulatory approval or be successfully commercialized. We have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for most advanced clinical candidates: BCV, ONC201 and DSTAT.
•Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize product candidates.
•Even if we obtain regulatory approval for any of our product candidates, including BCV, ONC201 and DSTAT, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.
•We rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidates. We rely on limited sources of supply for the drug components for each of our product candidates including, BCV, ONC201 and DSTAT, and any disruption in the chain of supply for either of these product candidates may cause delays in their development and commercialization.
•We are evaluating external assets to build our pipeline of product candidates and there can be no assurance that we will be successful in identifying or completing a transaction for a candidate, that any such transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business. For example, we may experience difficulties in integrating the operations of Oncoceutics into our business and in realizing the expected benefits of the merger with Oncoceutics.
•If we are unable to obtain or protect intellectual property rights related to our products and product candidates, we may not be able to compete effectively in our market .
•If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, delays in the development of our product candidates, penalties and a loss of business.
•We face risks related to the coronavirus (COVID-19) outbreak, which could significantly disrupt our preclinical studies and clinical trials.

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

ITEM 1.      BUSINESS

Chimerix Overview

Chimerix is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. Our three most advanced clinical-stage development programs are brincidofovir (BCV), ONC201 and dociparstat sodium (DSTAT). BCV is an antiviral drug candidate developed as a potential medical countermeasure for smallpox and is currently under review for regulatory approval in the United States. ONC201 is currently being investigated in a number of efficacy studies for recurrent H3 K27M-mutant glioma and a confirmatory response rate assessment, potentially sufficient for accelerated approval, is expected later this year. DSTAT is in Phase 3 development as a potential first-line therapy in acute myeloid leukemia (AML) and as a potential treatment for acute lung injury (ALI) in COVID-19 patients.

Brincidofovir (BCV)

BCV is an investigational lipid conjugate which acts via inhibition of viral DNA synthesis that is in development as a medical countermeasure for smallpox. It is being developed under the FDA Animal Efficacy Rule, which allows for testing of investigational drugs in animal models to support the effectiveness of treatments against diseases that are not ethical or feasible to study in humans.

We completed the rolling NDA submission for BCV tablets and for BCV suspension for the approval of BCV as a medical countermeasure for smallpox. In December 2020 we announced that the FDA had accepted the filing of the NDA. The FDA granted priority review and set a Prescription Drug User Fee Act (PDUFA) date of April 7, 2021. In January 2021, we received notification from the FDA that the PDUFA date for review of BCV as a medical countermeasure for smallpox has been moved to July 7, 2021. Specifically, FDA requested we provide a dose recommendation for infants up to three months of age. In response, we submitted to the FDA the requested modelled analyses, which resulted in the same weight-based dosing recommendation previously proposed for older pediatric patients. The ability to dose across all pediatric age groups with a convenient oral suspension formulation is a unique aspect of the BCV smallpox treatment. The FDA required an additional three months to review this information. We do not expect a delayed FDA action date to impact the timing of the BARDA request for proposal, which is expected this quarter, nor the potential timing of first shipments of BCV to the strategic national stockpile, expected in the second half of this year.

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

In September 2019, we entered into a license agreement for certain rights to BCV with SymBio Pharmaceuticals. Under the terms of the agreement SymBio received exclusive worldwide rights to develop, manufacture and commercialize BCV in all human indications, excluding the prevention and treatment of orthopox viruses, which includes smallpox. Also, per the agreement, we received an upfront payment of $5 million plus potential clinical, regulatory and commercial milestones of up to $180 million. In addition, we are eligible to receive double-digit royalties on net sales of BCV worldwide.

Oncoceutics Acquisition

On January 7, 2021, we acquired Oncoceutics, Inc. (Oncoceutics), a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of small molecule compounds. Oncoceutics’ lead product candidate, ONC201, selectively induced cell death in multiple cancer types in clinical trials. ONC201 is currently being evaluated in a registrational program for recurrent H3 K27M-mutant glioma and a response rate assessment of the registrational cohort is expected in 2021.

Imipridones and ONC201

Imipridones are a potential new class of selective cancer therapies. These drug candidates target specific G protein-coupled receptors (GPCRs) and mitochondrial caseinolytic protease P (ClpP), in an effort to produce cancer cell death. The imipridone chemical scaffold provides an opportunity to target GPCRs and ClpP with differential specificity and function. This presents an opportunity to develop potential imipridone therapies broadly within cancer and in other diseases as well.

ONC201 selectively targets Dopamine Receptor D2 (DRD2) and ClpP. ONC201 has selectively induced cell death in cancer by binding to and differentially altering activity of DRD2 and ClpP.

Clinical trials of ONC201 in glioma patients with the H3 K27M-mutation are underway at several locations in the U.S. As many as 10% of patients with glioma have the H3 K27M-mutation. The H3 K27M-mutation is found in 50-90% of patients with midline glioma, including 80-90% of children with diffuse intrinsic pontine glioma or DIPG. Currently there is no effective therapy for patients with the H3 K27M-mutation beyond radiation that provides only transient benefit in a fraction of the population. Often it is not possible to resect these tumors and chemotherapy is ineffective. The median overall survival following progression from first-line therapy is approximately 8 months.

Based on discussions with the FDA, we plan to integrate data from ongoing ONC201 trials into a registration cohort with the potential for an NDA submission seeking accelerated approval. The 50 subject registration cohort includes patients meeting the following eligibility criteria: greater than 2 years of age with recurrent diffuse midline glioma whose tumors harbor the H3 K27M-mutation, evidence of measurable disease, completion of prior radiation that was at least 90 days from starting ONC201 and evidence of progressive disease, amongst other criteria. The primary endpoint of the study is Overall Response Rate (ORR)

assessed by Response Assessment in Neuro-Oncology high-grade glioma (RANO-HGG) criteria. Below is an interim response summary, which shows a meaningful durability of response among those subjects that respond to therapy.

Figure 1: Waterfall plot reflects 47 subjects; 3 subjects did not have on-treatment tumor assessments available but were reported by investigator to have progressive disease. Some eligibility and response data were based on unlocked CRFs that remain subject to change with additional monitoring. PR is partial response, SD is stable disease and PD is progressive disease.

A Blinded Independent Central Review (BICR) analysis of the ORR is expected to take place in 2021 which, if favorable, may form the basis for an NDA submission seeking accelerated approval of ONC201 in the United States. ONC201 has been generally well tolerated across a database of over 350 glioma patients. The most commonly reported adverse events (AEs) were nausea/vomiting, fatigue and decreased lymphocyte counts. Dose limiting toxicities have not been observed with weekly dosing in any indication.

The FDA has granted ONC201 Fast Track Designation for the treatment of adult recurrent H3 K27M-mutant high-grade glioma, Rare Pediatric Disease Designation for treatment of H3 K27M-mutant glioma, and Orphan Drug Designations for the treatment of glioblastoma and for the treatment of malignant glioma.

In addition to clinical trials in glioma, ONC201 is also being studied in an ongoing investigator-initiated Phase 2 trial in neuroendocrine tumors at the Cleveland Clinic. Interim investigator assessments as of a cutoff date of August 20, 2020 showed investigator assessed objective responses in paraganglioma which are adrenal-related tumors that are known to harbor elevated DRD2 expression and dopamine secretion.

ONC206

ONC206 is a DRD2 antagonist and ClpP agonist that demonstrated enhanced non-competitive DRD2 antagonism relative to ONC201 in preclinical studies and additionally showed disruption of DRD2 homodimers. Treatment of tumor cells with ONC206 elicits a distinct gene expression as compared to ONC201. ONC206 has demonstrated synergistic in vitro activity with ONC201 in cells that have acquired resistance to ONC201. ONC206 showed anti-tumor activity in preclinical models of difficult-to-treat neuroendocrine tumors and high-grade gliomas. In vitro, ONC206 has affected some of the same downstream pathways as ONC201, including activation of the integrated stress response and inhibition of Ras signaling, leading to selective killing of tumor cells.

The first-in-human clinical trial of ONC206 for adults with recurrent primary central nervous system tumors is ongoing at the National Institute of Health (NCT04541082).

ONC212

ONC212 is an investigational agonist of the orphan GPCR tumor suppressor GPR132, as well as ClpP. Similar to the potential downstream effects of ONC201 and ONC206, in vitro studies of ONC212 demonstrate activation of integrated stress response, inhibited Ras signaling and selectively killed tumor cells. ONC212 showed broad-spectrum activity across both solid tumors and hematological malignancies, including pancreatic cancer and leukemias prioritized as target clinical indications that exhibit high GPR132 and/or ClpP expression.

Currently ONC212 is in IND-enabling studies. If warranted by IND-enabling studies, first-in-human trials are expected to be conducted in collaboration with MD Anderson Cancer Center and Brown University.

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

DSTAT for First-Line Acute Myeloid Leukemia (AML)

DSTAT is a is a novel therapeutic candidate which inhibits the activities of key proteins implicated in the resistance of AML blasts and leukemic stem cells (LSCs) to chemotherapy (e.g., CXCL12, HMGB1, Human Leukocyte Elastase (HLE)). DSTAT also inhibits platelet factor 4 (PF4), which has been demonstrated to play a key role in the maintenance of hematopoietic stem cell (HSC) quiescence and impairment of platelet recovery after chemotherapy.

Collectively, DSTAT’s inhibition of these proteins has the potential to benefit patients in three ways:

•Inhibit mechanisms of chemoresistance in AML blasts
•Increase chemosensitivity of leukemic stem cells (LSCs)
•Accelerate platelet recovery following chemotherapy

Preliminary evidence of DSTAT efficacy was demonstrated in a randomized, controlled, Phase 2b, dose-finding study (NCT02873338) evaluating DSTAT in combination with standard 7+3 chemotherapy vs chemotherapy alone in 75 participants ≥60 years of age with newly diagnosed AML. Observed overall survival (OS) was longer in the DSTAT group (median not reached; median follow-up for survivors was 20 months) than the control group (median 11.7 months [95% CI: 7.6, nc]) (observed hazard ratio [HR] 0.68 [95% CI: 0.29, 1.57]). A subset analysis of participants meeting the target inclusion criteria for the planned Phase 3 study demonstrated a favorable observed HR for DSTAT (N=20) vs control (N=19) for OS of 0.51 [95% CI: 0.19, 1.42]. Combination treatment with 7+3 chemotherapy and DSTAT did not show increased toxicity compared with 7+3 chemotherapy alone, nor did it prolong time to platelet or neutrophil recovery.

The improved outcomes seen in patients given DSTAT combined with chemotherapy may be due to DSTAT inhibition of key proteins resulting in sensitization of low abundance resistant AML blasts and quiescent LSCs to cell cycle-dependent chemotherapies. The potential impact on relapse of a deeper and more durable response to chemotherapy treatment is represented graphically in the figure below.

Figure 1: Schematic representation of leukemic cell counts over time. In the above hypothetical chart, Patients 2 through 5 are all assumed to achieve a complete response or CR (<5% AML blasts in bone marrow based on morphology); however, their long-term response varies from a relatively quick relapse to a potential cure. Measurable residual disease or MRD is a more sensitive analysis of blasts than CR (e.g., 0.1% cutoff for MRD by flow cytometry is typical vs 5% for CR by morphology)

The mechanism of DSTAT efficacy is likely based on the inhibition of multiple proteins involved in chemoresistance and quiescence. This multi-modal mechanism of action may be particularly beneficial in a disease with significant heterogeneity like AML and may provide an advantage relative to other therapies with singular targets (e.g., CXCR4 inhibitors, E-selectin inhibitors).

DSTAT interaction with the key targets may provide a deeper and more durable response to chemotherapy treatment in AML patients without significant additional toxicity compared to chemotherapy alone.

In 2020, we conducted an end of Phase 2 meeting with the FDA related to the Company’s development of DSTAT in AML. Following the meeting, we incorporated FDA's feedback into the full protocol. We recently opened clinical trial sites and are ready to begin screening patients for our 570-subject Phase 3 Dociparstat in AML with Standard Chemotherapy (DASH AML) study of DSTAT for the treatment of AML.

DASH AML is a randomized, double-blinded trial of approximately 570 newly diagnosed AML patients. The trial will include patients 60 years of age and older who have an intermediate or adverse genetic risk profile. It will also include patients between 18 and 60 years old who have an adverse genetic risk profile. Patients will be randomized 1:1 to receive DSTAT in combination with standard cytarabine plus anthracycline (7+3) induction and cytarabine consolidation chemotherapy or will receive standard of care (7+3) induction and consolidation chemotherapy alone. Patients with FLT-3 mutations will be allowed in the study and will be eligible to receive midostaurin.

The primary endpoint of the trial is overall survival (OS). In addition, the FDA has indicated that event-free survival (EFS) using complete response with hematologic recovery to define induction success (CR) may be acceptable as an endpoint for regulatory approval. Other endpoints to be evaluated in the proposed trial include: MRD, relapse-free survival (RFS), time to hematologic recovery, and induction response.

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

DSTAT for the Treatment of Acute Lung Injury (ALI) in COVID-19 Patients

DSTAT is a low anticoagulant heparin derivative which has been shown to modify several key drivers of inflammation and aberrant thrombosis. DSTAT’s proposed mechanism of action is multimodal and may involve inhibition of several proteins (HMGB1, PF4, and P-selectin). These proteins are involved in the hyperinflammation and coagulopathy associated with severe COVID-19, suggesting DSTAT is uniquely positioned as a candidate treatment to address these important aspects of COVID-19 pathophysiology that contribute to high morbidity and mortality.

In April 2020, we announced the initiation of a Phase 2/3 study of DSTAT in patients with acute lung injury (ALI) from COVID-19. The study is a randomized, double-blind, placebo-controlled, Phase 2/3 trial to evaluate the safety and efficacy of DSTAT in adults with severe COVID-19 who are at high risk of respiratory failure. Eligible subjects will be those with confirmed COVID-19 who require hospitalization and supplemental oxygen therapy. The primary endpoint of the study is survival without the need for mechanical ventilation through day 28. Additional endpoints include time to improvement as assessed by the National Institute of Allergy and Infectious Disease (NIAID) ordinal scale, time to hospital discharge, time to resolution of fever, number of ventilator-free days, all-cause mortality, and changes in key biomarkers (e.g., IL-6, TNF-α, HMGB1, C-reactive protein and d-dimer).

The Phase 2 portion of the study will enroll 24 subjects (12 subjects in each of 2 cohorts with different doses) to determine the maximum tolerated dose and will then expand to a third cohort consisting of approximately 50 patients (74 total) at the selected dose. A formal analysis of all endpoints, including supportive biomarkers will be performed at the conclusion of the Phase 2 portion of the study. Contingent upon positive results from the Phase 2 portion, the Phase 3 portion of the study will enroll approximately 450 subjects. This study is currently enrolling. Due to the complex and rapidly changing landscape of COVID infection rates and institutional standard of care, we cannot predict with certainty when we will complete Phase 2 enrollment. The study protocol allows for the review of data by cohort.

Topline Results from First Cohort

We have completed enrollment of the first and second cohorts of our DSTAT trial in COVID-19 patients. An analysis of the first cohort that enrolled 12 patients randomized 1:1 was conducted. One patient on DSTAT was ventilated and recovered. Two patients on placebo progressed to ventilation and died, one on day two and the other post day 28. No deaths were reported in patients on the DSTAT arm.

A secondary endpoint of the study was the proportion of patients who achieved at least a two-point improvement in the NIAID ordinal scale, an assessment of clinical status. All six DSTAT patients met the improvement criteria compared to two of the six placebo patients as shown in the Kaplan-Meier curve below.

Of note, on day 28 three of the six placebo patients remained hospitalized and one had died. At day 28, one DSTAT patient was hospitalized. Two DSTAT patients who were discharged were subsequently lost to follow-up.

No patients on DSTAT had elevated values for IL-6, MCP-1 or D-dimer on therapy, but two patients on placebo had substantial increases in all of these biomarkers by day five. One of these placebo patients developed Acute Respiratory Disease Syndrome and died after day 28 while the other suffered a pulmonary embolism and recovered. These biomarkers are reflective of the lung inflammation and thrombotic complications associated with severe COVID-19, and these findings are consistent with the proposed mechanism of action for DSTAT.

DSTAT was observed to be generally safe and well tolerated. No patients on the DSTAT arm discontinued study treatment for adverse events compared to two patients on the placebo arm.

First Cohort Demographics

As an enrollment criterion, all patients were hospitalized with confirmed COVID-19 infection and required supplemental oxygen; some patients required more intensive supplemental oxygen (noninvasive ventilation/high-flow oxygen) which is generally associated with more severe disease.

Five of the six patients on the placebo arm required noninvasive ventilation/high-flow oxygen at baseline, compared to two of the six patients on the DSTAT arm. The median age of patients in cohort one was 63.0 years on the placebo arm and 50.5 years on the DSTAT arm. These random imbalances may favor the DSTAT arm.

The DSTAT arm was comprised of six males. The placebo arm was comprised of four males and two females. Being male has been associated with a higher risk of COVID-19 mortality.

Second Cohort Enrollment Complete

The Phase 2 portion of the study enrolled two cohorts of 12 patients each to confirm the maximum safe dose with reviews by the Data Safety Management Board (DSMB) after completion of each cohort. The second cohort is fully enrolled and the data will be compiled for review by the DSMB. Following review, the DSMB will recommend a dose for the third cohort which will include approximately 50 additional patients (74 total). A formal analysis of all endpoints, including supportive biomarkers will be performed at the conclusion of the third cohort, completing the Phase 2 portion of the study. Contingent upon positive results, the Phase 3 portion of the study will enroll approximately 450 patients.

Our Strategy

The principal components of our business strategy are to:

•Deliver BCV, as a countermeasure for smallpox, to the Strategic National Stockpile (SNS). In 2020, we submitted an NDA for BCV tablet and an NDA for BCV suspension for the treatment of smallpox. In December 2020, we received notification from the FDA of an April 7, 2021 PDUFA date related to our submissions.
•Develop ONC201 for recurrent H3 K27M-mutant glioma. ONC201 is currently being evaluated in a registrational program for recurrent H3 K27M-mutant Glioma. Upon full maturation of the data, an evaluation by BICR of a 50-subject registrational cohort is expected later this year. If favorable, this data may form the basis for an accelerated regulatory approval of ONC201 in the United States. In addition to clinical data support preparation, we are also working on drug product and clinical pharmacology support of ONC201 necessary for a pre-NDA meeting. As we gather more information, we expect to have a better understanding of the possible timeframes in which a pre-NDA meeting could take place.
•Develop DSTAT for AML. Following an end of Phase 2 meeting with the FDA in early 2020, we have incorporated FDA's feedback on key elements of a proposed Phase 3 trial in first-line AML patients and have since finalized the protocol with the FDA. In early 2021, we initiated, DASH AML, a Phase 3 trial with a targeted full enrollment of approximately 570 patients with DSTAT in combination with standard chemotherapy (cytarabine plus anthracycline or “7+3”) in newly diagnosed AML patients. The primary endpoint of the trial is overall survival (OS). The FDA has indicated that event-free survival (EFS) using complete response with hematologic recovery to define induction success (CR), is acceptable as an endpoint for regulatory approval. Other endpoints to be evaluated in the proposed trial include: measurable residual disease (MRD), relapse-free survival (RFS), time to hematologic recovery, and induction response. In order to supplement the previously collected data from the pilot and Phase 2 trials and provide additional evidence of DSTAT’s mechanism of action, the Phase 3 trial includes an early assessment of comparative CR and MRD rates among the first 80 evaluable patients. This data is expected to be unblinded, reported publicly, and available for ongoing analysis of later endpoints. Prior to potential unblinding, this data will be reviewed by an independent DMC. The DMC will have the discretion to maintain blinding of the data from this early assessment in the event the DSTAT arm shows exceptional advantages to the control arm on CR and MRD, at certain pre-specified thresholds, which would allow inclusion of these patients in the final analysis.
•Develop DSTAT for ALI. In 2020 we initiated a Phase 2/3 study of DSTAT in patients with acute lung injury (ALI) from COVID-19. We have completed enrollment of cohorts 1 and 2 of the Phase 2 portion of the study, cohort 3 will initiate after the DMC meets to review initial safety data from cohort 2. The primary endpoint of the study is the proportion of subjects who survive and do not require mechanical ventilation through day 28. Additional endpoints include time to improvement as assessed by the National Institute of Allergy and Infectious Disease ordinal scale, time to hospital discharge, time to resolution of fever, number of ventilator-free days, all-cause mortality, and changes in key biomarkers (e.g. IL-6, TNF-α, HMGB1, C-reactive protein and d-dimer). The Phase 2/3 study includes an assessment of all endpoints and supportive biomarkers in Phase 2 to decide whether to continue to the Phase 3 portion of the study.
•Seek opportunities to in-license other development programs. We continue to review transactions designed to build our product candidate pipeline, including, but not limited to, merger or acquisition transactions, issuing or transferring shares of common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at maximizing stockholder value. There can be no assurance that this review will result in the identification or consummation of any additional transaction.

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

We substantially completed the first option segment of the contract on August 28, 2014. In September 2014, we were awarded a contract extension for a second option segment providing an additional $17.0 million. In August 2016, the contract was amended to provide an additional $535,000, in December 2017 the contract was amended to increase funding by an additional $4.1 million, and in January 2019 the contract was amended to increase funding by an additional $2.3 million for the performance of the second option segment. The second option segment was completed on August 20, 2020. On September 11, 2015, BARDA exercised the third option segment, which provided approximately $12.9 million in funding for the performance of the segment. In December 2017, BARDA decreased the scope of this segment by removing a potential second pivotal ectromelia virus study which decreased the funding of this option segment by $1.3 million to a total award of $11.6 million; the third option segment was completed on August 20, 2020. On June 17, 2020, BARDA exercised the fourth option segment, which provided approximately $4.6 million in funding for the performance of the segment. Of the $75.8 million expense reimbursement and $5.3 million in fees that we may receive, approximately $78.9 million in expense reimbursement and fees has been funded. As of December 31, 2020, of the $78.9 of total funding, we had invoiced an aggregate of $75.5 million with respect to the base performance segment and four option segments.

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

License and Development Agreement with Cantex Pharmaceuticals, Inc.

On July 26, 2019, the Company entered into a License and Development Agreement with Cantex pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize, for any and all uses, a glycosaminoglycan compound known as DSTAT, which is currently being studied for the treatment of acute myeloid leukemia. Under the terms of the license agreement, the Company is responsible for, and bears the costs of, worldwide development and commercialization of DSTAT. In connection with the transaction, Cantex assigned to the Company all of its rights under its DSTAT supply agreements, including its bulk API agreement with Scientific Protein Laboratories LLC (SPL), pursuant to which SPL will exclusively produce DSTAT for the Company through October 2040.

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

In exchange for the license to BCV rights, the Company received an upfront payment of $5.0 million in October of 2019. In addition, the Company is eligible to receive up to $180.0 million in clinical, regulatory and commercial milestones worldwide, as well as low double-digit royalties and additional milestones based on commercial sales. Since entering into the license agreement in September 2019, the Company has recognized all of the $5.0 million of revenue related to the upfront payment.

Merger Agreement with Oncoceutics Inc, and Fortis Advisors

On January 7, 2021, we entered into an agreement with the securityholders of Oncoceutics and Fortis Advisors (as securityholders representative) to acquire Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. As consideration for the acquisition, we (a) paid an upfront cash payment of approximately $25.0 million, (b) issued an aggregate of 8,723,769 shares of our common stock, (c) issued a promissory note to the representative of the securityholders of Oncoceutics in the principal amount of $14.0 million, to be paid in cash, upon the one year anniversary of the closing of the acquisition, and (d) agreed to make contingent payments up to an aggregate of $360.0 million based on the achievement of certain development, regulatory and commercialization events, as well as additional tiered royalty payments based upon future net sales of ONC-201 and ONC-206 products, subject to certain reductions, and a contingent payment in the event we receive any proceeds from the sale of a rare pediatric disease priority review voucher based on the Oncoceutics products. We have also passed through to the Oncoceutics securityholders the upfront payment received from China Resources Sanjiu Medical & Pharmaceutical Co., Ltd. pursuant to a license agreement entered into with Oncoceutics prior to the acquisition. The closing payment may be adjusted after the closing, pursuant to procedures, in connection with the finalization of the cash, transaction expenses, debt and working capital amounts at closing. Pursuant to the merger agreement we have certain diligence obligations with respect to further development and commercialization of the Oncoceutics product candidates.

Commercial Operations

In 2020, we submitted an NDA for BCV tablet and an NDA for BCV suspension for the treatment of smallpox. In December, 2020, we received notification from the FDA of an April 7, 2021 PDUFA date related to our submissions. The U.S. government is the largest source of development and procurement funding for academic and biopharmaceutical companies contracting biodefense research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. U.S. government spending on biodefense programs includes development funding awarded by the National Institute of Allergy and Infectious Diseases, BARDA and the Department of Defense (DoD), and procurement of countermeasures by BARDA, the Centers for Disease Control and Prevention and the DoD. In addition to the U.S. government, we believe that potential additional markets for the sale of biodefense countermeasures include:

•foreign governments, including both defense and public health agencies;
•non-governmental organizations and multinational companies, including transportation and security companies;
•healthcare providers, including hospitals and clinics; and
•state and local governments, which may be interested in these products to protect, among others, emergency responders, such as police, fire and emergency medical personnel.

If BCV is approved by the FDA, it is not expected to be approved for sale beyond the Strategic National Stockpile. The Company would likely need to meet additional regulatory requirements before sales were made in the U.S. beyond the Strategic National Stockpile.

If ONC201 is approved for recurrent H3 K27M-mutant glioma and/or DSTAT is approved for the treatment of AML, we believe it is possible for us to commercialize ONC201 and DSTAT in the United States. We anticipate that commercialization of one or both products would entail a relatively small commercial infrastructure, which may include a contract sales force, partner sales force, or an internally developed commercial organization.

Outside of the United States, subject to obtaining necessary marketing approvals, we may seek to commercialize ONC201 and DSTAT ourselves or through distribution or other collaboration arrangements. If we elect to develop ONC201 for other indications and if DSTAT is also developed for other hematologic indications, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs, reimbursement complexities and our available resources.

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

We believe that the key competitive factors that will affect the commercial success of BCV, ONC201, DSTAT and our other product candidates are the efficacy, safety and tolerability profile and the risk-benefit trade-off compared to alternative therapies or procedures. Securing market access and reimbursement will be an important element of product uptake and market penetration. Our commercial opportunity could be negatively impacted if our competitors develop or market products or other technologies that are more effective, better tolerated, safer, more convenient or have greater market access than BCV, ONC201 and DSTAT, or obtain regulatory approval for their products more rapidly than we do. In addition, our ability to compete will be affected by the availability of generic products.

ONC201 is the most clinically advanced program for potentially treating tumors which harbor the H3 K27M mutation in recurrent diffuse midline glioma patients. If approved, treatment with ONC201 is expected to be targeted to patients whose tumor harbors the H3 K27M mutation. There are currently no commercially available treatments that target the H3 K27M mutant patient population.

If approved, ONC201 could compete with a number of existing products, new products in development and possible combination therapies used for brain cancers including generic drugs such as chemotherapy, targeted agents, immunotherapies, and other therapies. Select products that are currently used, or being developed for use, to treat brain cancers include, but are not limited to:

•Systemic therapies approved to treat brain cancer: temozolomide, lomustine, carmustine, everolimus, and bevacizumab
•Tumor-treating fields such as Optune®
•Other investigational agents for the treatment of brain cancer: immunotherapies (CAR-T, durvalumab, VBI-1901, etc), viral therapies (DCVax-L, etc.), targeted agents (panobinostat, paxalisib, MDNA55) and other therapies

If approved, DSTAT would compete with a number of existing products, new products in development and other types of combination therapies in development for first line AML including generic drugs such as standard 7+3 (cytarabine plus anthracycline) chemotherapy, alternative non-chemo based therapy regimens and other 7+3 combination therapies that target specific mutations. Select products that are currently used, or being developed for use, to treat AML include but are not limited to:

•Standard 7+3 (cytarabine plus anthracycline) with or without targeted agents (including but not limited to the experimental treatment uproleselan, Mylotarg®, IDH1 and IDH2 inhibitors (enasidenib and ivosidenib), FLT-3 inhibitors (midostaurin and gilteritinib), and other targeted agents such as gemtuzumab, glasdegib, and venetoclax));
•Vyxeos® and combinations with Vyxeos;
•Hypomethylating agents or low dose cytarabine with or without venetoclax; and
•Other consolidation and maintenance therapies (including hypomethylating agents, venetoclax, and stem cell transplantation).

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

Changes in the health care system may limit our ability to price BCV, ONC201, DSTAT and our other product candidates at a level that would allow recovery of our research and development costs and may impede our ability to generate or maintain a profit.

We believe that BCV, ONC201, and DSTAT have potential benefits over existing and potential competitive products as described in more detail under “Business - ONC201”, “Business - Dociparstat sodium” and “Business - Brincidofovir”, respectively. As a result, we believe that these products should be well positioned to gain adoption if we obtain the required regulatory approvals. However, even with those benefits, we may not be able to make promotional claims that these products are superior to competing products without conducting additional studies, which delivers differentiated data. See “Risk Factors - Risks Related to Commercialization of Our Product Candidates.”

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

Antiviral Patent Portfolio

At February 15, 2021, our worldwide antiviral patent portfolio included:

•74 patents or patent applications that we own or have in-licensed from academic institutions, related to brincidofovir, and other antivirals, which represented a decrease over the number of patents in our patent portfolio at the end of fiscal year 2019;
•This includes 53 US and foreign exclusively and jointly owned patents and 21 US and foreign applications related to brincidofovir, and other antivirals. Granted European and Eurasian patents are counted as one patent and have been validated throughout Europe and Eurasia;
•Four jointly-owned patents and two jointly-owned patent applications related to our agreement with UM regarding our proprietary Chemical Library; and
•One US and one European patent application exclusively owned by Chimerix directed to a morphic form of a compound from the Chemical Library.

In 2015, U.S. Patent No. 8,962,829 covering a method of synthesis and the commercial morphic form of brincidofovir was issued to Chimerix. With the addition of this patent, composition of matter coverage for brincidofovir in the U.S. is expected to extend to October 2034, excluding any additional term from patent term adjustments or patent term extensions.

DSTAT Patent Portfolio

•40 patents or patent applications that we own or have in-licensed from Cantex, related to DSTAT;
•This includes 24 US and foreign issued patents and 16 pending US and foreign applications related to DSTAT;
•Patent protection for DSTAT is expected to extend through 2033, with the potential for 2038 in the U.S. in the event of full patent term restoration.

Oncoceutics Patent Portfolio

•156 patents or patent applications related to imipridones that we have acquired rights to through our merger with Oncoceutics, Inc. (owned or in-licensed by Oncoceutics);
•This includes 29 US and foreign issued patents and 70 pending US and foreign applications related to ONC201;
•Patent protection for ONC201's lead indication is expected to extend into 2037 in the U.S., with the potential for 2042 in the U.S. in the event of full patent term restoration.

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

Manufacturing

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. In the past, we have relied on third-party manufacturers for supply of our product candidates, ONC201, DSTAT and BCV, as well as our other product candidates.

We expect that in the future we will rely on such manufacturers for supply of drug substance and drug product that will be used in clinical trials of DSTAT, our expanded access program for ONC201 and other clinical trials as well as for commercial purposes should ONC201, DSTAT or BCV be approved. In July 2019, we were assigned Cantex’s rights under a supply agreement with Scientific Protein Labs (SPL) pursuant to which SPL will exclusively produce DSTAT drug substance for us through October 2040 (the Supply Agreement). We have agreed that SPL will be our exclusive provider of DSTAT during the term of the Supply Agreement. In addition, in July 2019 we were assigned Cantex’s rights under a supply agreement with Pyramid Laboratories Inc. (Pyramid) pursuant to which Pyramid will provide DSTAT finished drug product to us. When produced on a commercial scale, we expect that cost-of-goods-sold relating to ONC201, DSTAT and BCV will generally be in-line with that of other targeted oncology therapies, heparin-derived molecules and small-molecule pharmaceutical compounds, respectively.

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

Our BCV drug products (tablets and oral suspension) are also manufactured by contract development and manufacturing organizations (CDMOs). The CDMOs must meet certain FDA qualifications with respect to manufacturing standards. Manufacturers for each product have been selected and qualified with registration and validation batches to support NDA marketing applications with the FDA. In addition, scale up of both the tablet and suspension products is in progress that will produce potential procurement supplies.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FDCA), and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, FDA approval process or after FDA approval, may subject an applicant to administrative or judicial civil or criminal sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, debarment, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action, whether before or after the FDA approval process, could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•completion of nonclinical laboratory tests, animal studies and formulation studies according to good laboratory practices (GLP), or other applicable regulations;
•submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as current good clinical practices (GCPs), to establish the safety and efficacy of the proposed drug for its intended use;
•submission to the FDA of a NDA for a new drug;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice standards (cGMP), to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•potential FDA inspection of the nonclinical and clinical trial sites that generated the data in support of the NDA; and FDA review of the NDA.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•Phase 1.   The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2.   The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3.   Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

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

Orphan Drug Designation

Our investigational agent, ONC201 has been granted an orphan drug designation for the treatment of glioblastoma and for the treatment of malignant glioma. DSTAT also has orphan drug designation for the treatment of AML. In addition, BCV has been granted orphan drug designation for the treatment of smallpox. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Expedited Development and Review Programs

The FDA has a number of programs that are intended to expedite or facilitate the process for reviewing new drugs and biological products for serious conditions that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track, Breakthrough Therapy, and/or Priority Review designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Our investigational agents, ONC201, DSTAT and BCV, have been granted Fast Track designation. In December 2020, we announced that the FDA had accepted the filing of the NDA for BCV as a medical countermeasure for smallpox, granted Priority Review and set an action date of April 7, 2021 under the Prescription Drug User Fee Act (PDUFA).

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

US Health Care Laws

Our operations may be subject to federal and state health care laws and regulations including, without limitation: anti-kickback statutes, false claims statutes, patient data privacy and security laws, and health care professional payment transparency laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization. If our operations are found to be in violation of any of these laws or regulations, we may be subject to penalties, including significant administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal healthcare programs, and additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, as well as contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA), has had a significant impact on the health care industry. The ACA was enacted in an effort to expand coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare Part D program. However, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. Legislation enacted in 2017 (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact ACA.

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

There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

EU Review and Approval Process
In the EU, there are two main routes for authorizing the marketing of medicines, a centralized route and a national route. The centralized procedure is compulsory for certain types of medicinal products which are produced by biotechnology processes, advanced therapy medicinal products and for those which are designated as orphan medicinal products. Besides the products falling under the mandatory scope, the centralized procedure is also optional for medicinal products that constitute a significant therapeutic, scientific or technical innovation i.e. new active substances or other medicinal products that constitute a significant therapeutic, scientific or technical innovation, that contain an active substance not authorized in the European Union before May 20, 2004 or for which a centralized procedure would be in the interest of patients.

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

Orphan Designation in the EU

In order to qualify for Orphan Designation, a medicine must meet the following criteria:
•it must be intended for the treatment, prevention or diagnosis of a disease that is life-threatening or chronically debilitating;
•the prevalence of the condition in the EU must not be more than 5 in 10,000 or it must be unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development; and
•no satisfactory method of diagnosis, prevention or treatment of the condition concerned can be authorized, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
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

Employees and Human Capital Resources

As of December 31, 2020, we had 54 full-time employees. Of these employees, 39 employees are engaged in research and development activities and 15 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

We expect to continue to add additional employees in 2021 with a focus on expanding our expertise and bandwidth in clinical and preclinical research and development. We continually evaluate our business needs and opportunities and balance in house expertise and capacity with external expertise and capacity. Currently, we rely on third-party contract manufacturers.

Our Culture. The success of our human capital management investments is evidenced by our low employee turnover, a number which is regularly reviewed by our Board of Directors as part of their oversight of our human capital strategy.

Employee Engagement, Talent Development & Benefits. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. As part of our promotion and retention efforts, we also invest in ongoing leadership development through programs as well as offer tuition reimbursement.

Diversity & Inclusion. Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values

Corporate Information

We were incorporated in the State of Delaware in April 2000. Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 24,862 square feet of office space. The leases for this facility expire in July 2026. We separately lease laboratory space in Durham, North Carolina, encompassing a total of approximately 7,925 square feet. The lease for this laboratory space in Durham expires in July 2026. Through our subsidiary, Oncoceutics, Inc., we lease month to month approximately 489 square feet of combined office space in New York, New York and Philadelphia, Pennsylvania.

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

We are a biopharmaceutical company focused primarily on developing brincidofovir (BCV) for the treatment of smallpox, ONC201 for the treatment of recurrent H3 K27M-mutant glioma and dociparstat (DSTAT) for the treatment of acute myeloid leukemia (AML) and the treatment of acute lung injury (ALI) in COVID-19 patients. We have incurred significant net losses in each year since our inception, including net losses of $43.5 million, $112.6 million and $69.5 million for the twelve months ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $712.4 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We may continue to incur losses and negative cash flows for the foreseeable future. The size of any loss will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial expenses as we seek to:

•continue development and manufacturing activities of imipridones, including ONC201 for the treatment of recurrent H3 K27M-mutant glioma, and other potential indications;
•continue development and manufacturing activities of DSTAT for the treatment of AML, the treatment of ALI in COVID-19 patients, and other potential indications;
•continue the development of BCV for the treatment of smallpox as a medical countermeasure;
•obtain regulatory approvals for BCV, ONC201 and DSTAT;
•scale-up manufacturing capabilities to commercialize BCV and DSTAT in the event we receive regulatory approval;
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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development, obtain the necessary regulatory approvals and commercialize product candidates. We may not generate revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•obtaining favorable results for and advancing development of imipridones, including ONC201 for the treatment of recurrent H3 K27M-mutant glioma, and other potential indications;
•obtaining favorable results for and advancing the development of DSTAT for the treatment of AML and ALI, and BCV for the treatment of smallpox;
•obtaining United States and foreign regulatory approval(s) for ONC201, DSTAT and BCV;
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

In January 2021, we acquired Oncoceutics, Inc. (Oncoceutics), a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. Oncoceutics’ lead product candidate, ONC201, selectively induced cell death in multiple cancer types in clinical trials. ONC201 is currently being evaluated in multiple clinical studies including in a registrational program for recurrent H3 K27M-mutant glioma.

We are also pursuing additional external opportunities to build our pipeline of product candidates, and we may need to raise additional funds if we identify additional product candidates, which we may obtain through one or more equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our most advanced clinical compounds, or any other product candidate. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•significantly delay, scale back or discontinue the development or commercialization of BCV, ONC201, DSTAT, or any other product candidate;
•seek corporate partners for BCV, ONC201, DSTAT, or any other product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
•relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

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

In early 2019, we initiated a review of external assets that could be added to our pipeline of product candidates. In July 2019, in connection with this process, we entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which we acquired exclusive worldwide rights to develop and commercialize DSTAT for any and all uses. In January 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, including ONC201. In connection with these transactions, we are responsible for, and bear the future costs of, development and commercialization of the acquired compounds. These costs will be substantial, and we may require additional capital in order to pursue the development and commercialization of these compounds as planned. Moreover, the anticipated benefits of these transactions may never be realized due to the various risks and uncertainties associated with drug development detailed elsewhere in the following risk factors.

In addition to DSTAT and ONC201, we may in-license or acquire additional assets, engage in a merger or acquisition transaction, issue additional shares of our common stock, or engage in other potential actions designed to maximize stockholder value. Our continuing review of external assets may not result in the identification or consummation of any transaction. The process of reviewing external opportunities may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating, negotiating, and consummating potential transactions. There can be no assurance that any potential additional transaction, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. In addition, once any potential additional transaction is consummated, we are likely to incur substantial costs associated with future development and testing of any new product candidate, which may require us to raise additional capital.

 Risks Related to Clinical Development and Regulatory Approval

We face risks related to the coronavirus (COVID-19) outbreak, which could significantly disrupt our preclinical studies and clinical trials.

The duration and the geographic impact of the business disruption and related financial impact resulting from the coronavirus cannot be reasonably estimated at this time and our business could be adversely impacted by the effects. We are currently conducting clinical trials of our product candidates in the United States. We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our non-clinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs. Similarly, clinical site initiation and patient enrollment may be delayed due to concerns for patient safety and prioritization of healthcare resources toward the COVID-19 pandemic. We also rely on third party suppliers and contract manufacturers to produce the drug product we utilize in our clinical trials, and the outbreak may cause delays in delivery and increases in the cost of active pharmaceutical ingredients (APIs) and drug product.  As a result, the expected timeline for data readouts of our non-clinical studies and clinical trials and certain regulatory filings may be negatively impacted, and our APIs and drug product may become more expensive to obtain. The COVID-19 pandemic is also causing disruption of global financial markets which, if sustained or recurrent, could make it more difficult for us to access capital. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, and may adversely affect our business, healthcare systems and the global economy as a whole.

Our product candidates are still under clinical development and may not obtain regulatory approval or be successfully commercialized.

We have not marketed, distributed or sold any products. Our product candidates are ONC201, which we are developing for the treatment of recurrent H3 K27M-mutant glioma, DSTAT, which we are developing for the treatment of AML, the treatment of ALI in COVID-19 patients, and other potential indications and BCV, which we continue to develop for the treatment of smallpox as a medical countermeasure. We are in late stage clinical development for both ONC201 and DSTAT. The new drug application (NDA) for BCV as a medical countermeasure for the treatment of smallpox is currently under FDA review and has a PDUFA date of April 7, 2021.

There is no guarantee that our current or future clinical trials will be approved by regulators, and no guarantee that they will be completed or, if completed, will be successful, or if successful, will result in an approval for the sale of any of our product candidates. The success of each of DSTAT and BCV will depend on several factors, including the following:

•generating positive safety and efficacy data from our clinical trials of DSTAT and ONC201;
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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize BCV, ONC201, and DSTAT, which would materially harm our business.

We have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for most advanced clinical candidates: BCV, ONC201 and DSTAT.

We have never obtained regulatory approval for a drug. It is possible that the FDA and/or foreign health authorities, such as the EMA, may refuse to accept our NDA (or corresponding foreign application) for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of any of our lead clinical candidates.

Through our continuing development contract with BARDA, we completed the second rabbitpox efficacy study as well as a pivotal efficacy study in the mouse model (ectromelia virus). We believe that efficacy data from these models could support the approval of BCV for the treatment of smallpox. The NDA for BCV is currently under review by FDA and has a PDUFA date of April 7, 2021.

In July 2019, we entered into a license agreement with Cantex where we acquired an exclusive license to global development and commercialization rights to DSTAT. We are currently enrolling a Phase 2/3 study of DSTAT in ALI for patients with COVID-19 and a Phase 3 trial in AML.

In January 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. Oncoceutics’ lead product candidate, ONC201, is currently being evaluated in multiple clinical studies including in a registrational program for recurrent H3 K27M-mutant glioma.

We have not yet reached agreement with the FDA or foreign regulators regarding the adequacy of these planned studies, for any of our most advanced clinical candidates, with respect to a potential approval for marketing. We may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before reconsideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

Any delay in obtaining, or an inability to obtain, regulatory approvals could prevent us from generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for ONC201, DSTAT and BCV, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend on the successful completion of clinical trials for our product candidates, including BCV, ONC201 and DSTAT. The positive clinical results obtained for our product candidates in prior clinical studies may not be repeated in future clinical studies.

Before obtaining regulatory approval for the sale of our product candidates, including BCV, ONC201 and DSTAT, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

We do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our most advanced product candidates, including BCV, ONC201 and DSTAT. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for any of our product candidates may be adversely impacted.

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

Events which may result in a delay or unsuccessful completion of clinical trials, including our currently planned or future clinical trials for any of BCV, ONC201, or DSTAT, include:

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

Many of the above factors may be caused or exacerbated by the impact of the ongoing COVID-19 pandemic. If initiation or completion of any of our clinical trials for our product candidates, are delayed for any of the above reasons, our development costs may increase, our approval process could be delayed, any periods during which we may have the exclusive right to commercialize our product candidates may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business.

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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates and we cannot, therefore, predict the timing of any future revenue from BCV, ONC201 or DSTAT.

We cannot commercialize our product candidates, including BCV, ONC201 and DSTAT, until the appropriate regulatory authorities have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for any of our product candidates. Additional delays in the United States may result if any of our product candidates is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In the EU context, an Oral Explanation during MAA review could extend approval timelines and result in a Negative Opinion. A re-examination procedure is available in the EU whereby a Negative Opinion could be over-turned and become a Positive Opinion. New rapporteurs would be selected for the product. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates.

The FDA has granted rare pediatric disease designation to ONC201 for the treatment of glioblastoma. However, a marketing application for ONC201, if approved, may not meet the eligibility criteria for a priority review voucher.

The FDA has granted rare pediatric disease designation to ONC201 for treatment of H3 K27M-mutant glioma. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act (FDCA), we will need to request a rare pediatric disease priority review voucher in our original NDA for ONC201. The FDA may determine that an NDA for ONC201, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•treatment of H3 K27M-mutant glioma no longer meets the definition of a rare pediatric disease;
•the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;
•the NDA is not deemed eligible for priority review;
•the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•the NDA is approved for a different adult indication than the rare pediatric disease for which ONC201 is designated.

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs that have received rare pediatric disease designation prior to September 30, 2024 currently expires on September 30, 2026, although it is possible the FDA’s authority to award rare pediatric disease priority review vouchers will be further extended through federal lawmaking. Absent any such extension, if the NDA for ONC201 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

Even if we obtain regulatory approval for any of our product candidates, including BCV, ONC201 and DSTAT, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of our product candidates, including ONC201, DSTAT and BCV, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of ONC201, DSTAT or BCV may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient. Some actions may also be required in order for the patient to continue on treatment. For example, the label for BCV may be required to include a boxed warning, or “black box,” regarding BCV being carcinogenic, teratogenic and impairing fertility in animal studies. The BCV labeling may also include warnings pertaining to gastrointestinal AEs or liver-related safety laboratory value changes or black boxes related to the mortality disadvantage with extended dosing observed in the SUPPRESS trial.

Our product candidates will also be subject to additional ongoing regulatory requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. In the United States, the holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. If a REMS is required, the NDA holder may be required to monitor and evaluate those in the healthcare system who are responsible for implementing ETASU measures. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Moreover, EU and member countries impose strict restrictions on the promotion and marketing of drug products. The off-label promotion of medicinal products is prohibited in the U.S., EU and in other territories. The promotion of medicinal products that are not subject to a marketing authorization is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU and in other territories could be penalized by administrative measures, fines and imprisonment.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and inhibit our ability to generate revenues.

Obtaining FDA approval for any one of our products in the United States does not mean we will ever obtain approval for or commercialize BCV, ONC201, DSTAT, or any other products outside of the United States, nor does approval of any of our products outside the United States mean we will ever obtain approval for or commercialize any other products inside the United States, all of which could limit our ability to realize their full market potential.

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

Healthcare providers and others play a primary role in the recommendation and prescribing of any products for which we obtain marketing approval. Our current business operations and future arrangements with investigators, healthcare professionals, consultants, third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their implementing regulations impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, and their business associates as well as their covered subcontractors;
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
•the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
•analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payers, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require the registration of pharmaceutical sales representatives; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

For example, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. However, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (Tax Act) repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increased in the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact ACA and our business.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, lower reimbursement, and additional downward pressure on the price that we receive for any future approved product. It is possible that additional governmental action may be taken in response to the COVID-19 pandemic. We cannot predict what healthcare reform initiatives may be adopted in the future.

Risks Related to Our Reliance on Third Parties

We rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidates.

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing with respect to our product candidates, including ONC201, DSTAT or BCV. In the past, we have relied on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future we will continue to rely on such manufacturers for drug supply that will be used in clinical trials and for commercialization of any of our product candidates that receive regulatory approval.

In July 2019, we were assigned Cantex’s rights under a supply agreement with Scientific Protein Laboratories LLC (SPL) pursuant to which SPL will exclusively produce DSTAT for us through October 2040. We have agreed that SPL will be our exclusive provider of DSTAT bulk drug substance during the term of the agreement.

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

We rely on limited sources of supply for the drug components for each of our product candidates including, BCV, ONC201 and DSTAT, and any disruption in the chain of supply for any of these product candidates may cause delays in their development and commercialization.

Manufacturing of drug components is subject to certain FDA and comparable foreign qualifications with respect to manufacturing standards. We have validated the BCV drug substance manufacturing process at our selected contractor that will produce the commercial supply and possible procurement supply of drug substance. We have selected our BCV commercial and possible procurement tablet and suspension manufacturers and have validated both manufacturing processes. We are currently scaling up the tablet and suspension manufacturing process to meet forecasted procurement demand. There can be no assurance that the manufacturing at commercial scale will be successful or will be completed in a timely fashion. If we are unable to successfully scale up to meet commercial demands our business could be materially harmed.

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

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization of BCV, ONC201 and DSTAT.

We have validated processes for drug substance and drug product production for BCV.

We plan to validate DSTAT drug substance and drug product processes prior to approval at our selected vendors. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors for DSTAT with the FDA.

As more batch data is generated post-validation for both the drug substance and drug products, and as additional stability data is collected, issues may arise in our processes and stability programs which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of DSTAT and BCV. In the future, we may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical program and regulatory approval for DSTAT and BCV, increases in our operating expenses, or failure to obtain or maintain approval for either DSTAT, BCV or both.

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

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs for our product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on CROs does not relieve us of our regulatory responsibilities.

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

If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize ONC201, DSTAT, BCV or any other product candidates. Disagreements with our CROs over contractual issues, including performance, compliance or compensation could lead to termination of CRO agreements and/or delays in our clinical program and risks to the accuracy and usability of clinical data. As a result, our financial results and the commercial prospects for our product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Commercialization of Our Product Candidates

The commercial success of BCV, ONC201, DSTAT and any other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients, pharmacists, health care payers or government procurement agencies (e.g. BARDA).

If any of our product candidates receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

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

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of our product candidates, including ONC201, DSTAT and BCV, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of ONC201, DSTAT or BCV may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient. Some actions may also be required in order for the patient to continue on treatment. For example, the label for BCV may be required to include a boxed warning, or “black box,” regarding BCV being carcinogenic, teratogenic and impairing fertility in animal studies. The BCV labeling may also include warnings pertaining to gastrointestinal AEs or liver-related safety laboratory value changes or black boxes related to the mortality disadvantage with extended dosing observed in the SUPPRESS trial.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We currently do not have an organization for the sales and distribution of pharmaceutical products. The cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved we must establish our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our product candidates.

Our strategy for each of ONC201 and DSTAT, is to establish a specialty sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payers in the United States and elsewhere. We may elect to launch with a contract sales organization and utilize accompanying commercial support services provided by a contract sales organization. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the distribution and sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that are not covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales, including sales of ONC201 and DSTAT, will be adversely affected.

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

If we are unable to establish our own sales force or negotiate a strategic partnership for the commercialization of our product candidates in any markets, we may be forced to delay the potential commercialization of our product candidates in those markets, reduce the scope of our sales or marketing activities for our product candidates in those markets or undertake the commercialization activities for BCV, ONC201 and DSTAT in those markets at our own expense. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market or generate product revenue. Limited or lack of funding will impede our ability to achieve successful commercialization.

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

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than BCV, ONC201 and DSTAT or any other drug candidate that we are currently developing or that we may develop.

We will face competition from other drugs currently approved or that will be approved in the future for the same indications. Therefore, our ability to compete successfully will depend largely on our ability to:

•discover and develop medicines that are superior to other products in the market;
•demonstrate through our clinical trials that our product candidates, including BCV, ONC201 and DSTAT, are differentiated from existing and future therapies;
•attract qualified scientific, product development and commercial personnel;
•obtain and successfully defend and enforce patent and/or other proprietary protection for our medicines and technologies;
•obtain required regulatory approvals;
•successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines;
•deliver a competitive value proposition compared to established competition and/or competitors who will enter the market before or after any of our product candidates, including BCV, ONC201 and DSTAT; and
•negotiate competitive pricing and reimbursement with third-party payers.

The availability of our competitors’ products could affect the price we are able to charge, for any product candidate we develop. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, financial condition and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against any product candidates we may develop. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability, scope or ownership, which may result in such patents, or our rights to such patents, being narrowed or invalidated.

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold or license with respect to any of our product candidates fails to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable, will go unthreatened by third parties or will adequately protect our products and product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market DSTAT and BCV under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to any of our product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license it from the prevailing party, which may not be possible. In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, that such agreements provide adequate protection and will not be breached, that our trade secrets and other confidential proprietary information will not otherwise be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party reexamination proceedings before the United States Patent and Trademark Office (U.S. PTO) and its foreign counterparts. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of ONC201, DSTAT, BCV and/or any other product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

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

A possible consequence of both activism and legislation in this area is the need for us to initiate an unanticipated expanded access program or to make ONC201, DSTAT or BCV more widely available sooner than anticipated. We are a small company with limited resources and unanticipated trials or access programs could result in diversion of resources from our primary goals.

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of our product candidates, which could cause significant delays or an inability to successfully commercialize them, which could materially harm our business. We may also need to restructure or pause ongoing compassionate use and/or expanded access programs in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of our product candidates, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs. The BCV compassionate use program ended in the third quarter of 2020.

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

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. Due to the decline in our stock price that has occurred since December 2015, a large percentage of the options held by our employees are underwater. As of December 31, 2020, approximately 21% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

The use of our product candidates, including BCV, ONC201 and DSTAT, in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•impairment of our business reputation and significant negative media attention;
•withdrawal of participants from our clinical studies;
•significant costs to defend the related litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•inability to commercialize our product candidates, including BCV, ONC201 and DSTAT; and
•decreased demand for our product candidates, if approved for commercial sale.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to initiate or continue our planned, ongoing and future clinical trials, disrupt regulatory activities, disrupt our ability to maintain a commercial infrastructure for our products or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

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

We may face difficulties recruiting or retaining patients in our ongoing clinical trials because of the pandemic. For example, patients for our recently initiated trial of DSTAT as a treatment for AML may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data or such a delay may alter DSTAT's potential time to market which could reduce its commercial attractiveness in a competitive AML marketplace. In addition, limitations in the ability to visit sites may adversely affect, our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites may have an adverse impact on our clinical trial plans and timelines.

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

We may experience difficulties in integrating the operations of Oncoceutics into our business and in realizing the expected benefits of the merger with Oncoceutics.

The success of our merger with Oncoceutics (the Merger) will depend in part on our ability to realize the anticipated benefits from combining the operations of Oncoceutics with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the Merger, and could harm our financial performance and impair stockholder value. If we are unable to successfully or timely integrate the operations of Oncoceutics with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Merger, and our business, results of operations and financial condition could be materially and adversely affected. We have incurred significant costs in connection with the Merger. The substantial majority of these costs are non-recurring expenses related to the Merger. We may incur additional costs in the integration of Oncoceutics, and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the Merger.

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
•failure to successfully develop and commercialize our product candidates, including BCV, ONC201 and DSTAT;
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

Based upon shares of common stock outstanding as of December 31, 2020, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 37.2% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

In July 2019, we entered into a license agreement with Cantex where we acquired an exclusive license to global development and commercialization rights to DSTAT. As partial consideration for our rights under the license agreement, we issued to Cantex 10,000,000 shares of our common stock. We are continuing to review additional potential transactions to add to our pipeline of product candidates, and these transactions could involve the issuance of additional shares of common stock or other equity securities. On January 7, 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, including ONC201. As part of the consideration for the acquisition, we paid an upfront cash payment of approximately $25.0 million and issued an aggregate of 8,723,769 shares of our common stock.

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

Our U.S. net operating loss (NOL) carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely. The CARES Act revised the NOL limitations such that the of federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our IPO, our most recent private placement and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our pre-2018 NOL carryforwards may expire prior to being used, and our NOL carryforwards generated in 2018 and thereafter will be subject to a percentage limitation.  In addition, it is possible that we have in the past undergone, and in the future may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOLs and other tax attributes.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 24,862 square feet of office space. The leases for this facility expire in July 2026. We separately lease laboratory space in Durham, North Carolina, encompassing a total of approximately 7,925 square feet. The lease for this laboratory space in Durham expires in July 2026. Through our subsidiary, Oncoceutics, Inc., we lease month to month approximately 489 square feet of combined office space in New York, New York and Philadelphia, Pennsylvania.

We believe that our property and equipment are generally well maintained and in good operating condition.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Performance Graph(1)

The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite Index (CCMP). The graph assumes an initial investment of $100 on December 31, 2015. The comparisons in the graph below are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock or Indexes.

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
* Assuming the investment of $100 on 12/31/2015 (and the reinvestment of dividends thereafter) in each of (i) Chimerix, Inc.’s common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index.

Stockholders

As of February 19, 2021, there were 17 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We derived the following selected Consolidated Statement of Operations and Comprehensive Loss Data for the years ended December 31, 2020, 2019, and 2018 and the selected Consolidated Balance Sheet Data as of December 31, 2020 and 2019 from our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report (in thousands, except share and per share data).

	Years Ended December 31,
Consolidated Statement of Operations and Comprehensive Loss Data	2020	2019	2018	2017	2016
Revenues:
Contract revenue	$5,274	$7,604	$7,216	$4,494	$5,702
Collaboration and licensing revenue	98	4,915	—	—	—
Total revenues	5,372	12,519	7,216	4,494	5,702
Operating expenses:
Research and development	36,232	42,288	55,239	49,448	58,647
General and administrative	13,656	21,169	23,582	27,148	25,007
Acquired in-process research and development	—	65,045	—	—	—
Total operating expenses	49,888	128,502	78,821	76,596	83,654
Loss from operations	(44,516)	(115,983)	(71,605)	(72,102)	(77,952)
Other (expense) income:
Interest income and other, net	994	3,407	2,131	1,118	1,562
Net loss	$(43,522)	$(112,576)	$(69,474)	$(70,984)	$(76,390)
Net loss per share, basic and diluted	$(0.70)	$(2.03)	$(1.43)	$(1.51)	$(1.65)
Weighted-average shares outstanding, basic and diluted	62,183,947	55,501,973	48,593,435	46,963,430	46,267,064

	Years Ended December 31,
Consolidated Balance Sheet Data	2020	2019	2018	2017	2016
Cash and cash equivalents	$46,989	$16,901	$81,106	$18,548	$51,463
Short-term investments, available-for-sale (1)	31,973	96,574	105,424	132,972	180,558
Working capital	73,125	108,865	176,492	143,337	226,360
Long-term investments (1)	—	—	—	76,731	47,407
Total assets	84,723	119,376	190,714	235,230	286,770
Accumulated deficit	(712,360)	(668,838)	(556,262)	(486,788)	(415,804)
Total stockholders’ equity (deficit)	$73,376	$109,952	$177,604	$221,810	$276,224

(1)Further details of investments is available in "Notes to Consolidated Financial Statements, Note 1. Fair Value of Financial Instruments" in Item 8 of this Annual Report.

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

Overview

Chimerix is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. Our three most advanced clinical-stage development programs are brincidofovir (BCV), ONC201 and dociparstat sodium (DSTAT). BCV is an antiviral drug candidate developed as a potential medical countermeasure for smallpox and is currently under review for regulatory approval in the United States. ONC201 is currently being investigated in a number of efficacy studies for recurrent H3 K27M-mutant glioma and a confirmatory response rate assessment, potentially sufficient for accelerated approval, is expected later this year. DSTAT is in Phase 3 development as a potential first-line therapy in acute myeloid leukemia (AML) and as a potential treatment for acute lung injury (ALI) in COVID-19 patients.

Recent Developments

BCV Oral Treatment for Smallpox

We completed the rolling NDA submission for BCV tablets and for BCV suspension for the approval of BCV as a medical countermeasure for smallpox. In December 2020, we announced that the FDA had accepted the filing of the NDA. The FDA granted priority review and set a Prescription Drug User Fee Act (PDUFA) date of April 7, 2021. In January 2021, we received notification from the FDA that the PDUFA date for review of BCV as a medical countermeasure for smallpox has been moved to July 7, 2021. Specifically, FDA requested we provide a dose recommendation for infants up to three months of age. In response, we submitted to the FDA the requested modelled analyses, which resulted in the same weight-based dosing recommendation previously proposed for older pediatric patients. The ability to dose across all pediatric age groups with a convenient oral suspension formulation is a unique aspect of the BCV smallpox treatment. The FDA required an additional three months to review this information. We do not expect a delayed FDA action date to impact the timing of the BARDA request for proposal, which is expected this quarter, nor the potential timing of first shipments of BCV to the strategic national stockpile, expected in the second half of this year.

Imipridones and ONC201

Imipridones are a potential new class of selective cancer therapies. These drug candidates target specific G protein-coupled receptors (GPCRs) and mitochondrial caseinolytic protease P (ClpP), in an effort to produce cancer cell death. The imipridone chemical scaffold provides an opportunity to target GPCRs and ClpP with differential specificity and function. ONC201 selectively targets Dopamine Receptor D2 (DRD2) and ClpP. ONC201 has selectively induced cell death in cancer by binding to and differentially altering activity of DRD2 and ClpP. Clinical trials of ONC201 in glioma patients with the H3 K27M-mutation are underway at several locations in the U.S. Based on discussions with the FDA, we plan to integrate data from ongoing ONC201 trials into a registration cohort with the potential for an NDA submission seeking accelerated approval. A Blinded Independent Central Review analysis of Overall Response Rate (ORR) is expected to take place in 2021 which, if favorable, may form the basis for an NDA submission seeking accelerated of ONC201 in the United States.

ONC206 and ONC212

ONC206 is a DRD2 antagonist and ClpP agonist that demonstrated enhanced non-competitive DRD2 antagonism relative to ONC201, in preclinical studies and additionally showed disruption of DRD2 homodimers. The first-in-human clinical trial of ONC206 for adults with recurrent primary central nervous system tumors is ongoing at the National Institute of Health (NCT04541082). ONC212 is an investigational agonist of the orphan GPCR tumor suppressor GPR132, as well as ClpP. Similar to the potential downstream effects of ONC201 and ONC206, in vitro studies ONC212 has activated the integrated stress response, inhibited Ras signaling and selectively killed tumor cells. Currently ONC212 is in IND-enabling studies.

Dociparstat for the Treatment of Acute Lung Injury (ALI) in COVID-19 Patients

In April 2020, we announced the initiation of a Phase 2/3 study of DSTAT in patients with acute lung injury (ALI) from COVID-19. The study is a randomized, double-blind, placebo-controlled, Phase 2/3 trial to determine the safety and efficacy of DSTAT in adults with severe COVID-19 who are at high risk of respiratory failure. Eligible patients have confirmed COVID-19 and require hospitalization and supplemental oxygen therapy. The primary endpoint of the study is the proportion of patients who survive and do not require mechanical ventilation through day 28. Additional endpoints include time to improvement as assessed by the NIAID ordinal scale, time to hospital discharge, time to resolution of fever, number of ventilator-free days, all-cause mortality, and changes in key biomarkers.

The Phase 2 portion of the study enrolled two cohorts of 12 patients each to confirm the maximum safe dose with reviews by the Data Safety Management Board (DSMB) after completion of each cohort.

Of the 12 patients enrolled in the first cohort, six received a 4mg/kg bolus dose of DSTAT followed by a continuous infusion of 0.25mg/kg/hour and six received placebo. Although in a small number of patients, subject to demographic imbalances, early indications suggest a possible clinical benefit for patients on DSTAT compared to patients on placebo. Chimerix has also completed enrollment of the second cohort of patients randomized 2:1 to receive a 4mg/kg bolus dose of DSTAT followed by a continuous infusion of 0.325mg/kg/hour versus placebo. Based on the safety assessment of the independent safety monitoring committee after these patients have completed treatment, Chimerix will consider advancing to the third cohort of approximately 50 patients at the selected dose. Results from the second cohort are expected to be announced in the second quarter.

The second cohort is fully enrolled and the data will be compiled for review by the DSMB. Following review, the DSMB will recommend a dose for the third cohort which will include approximately 50 additional patients (74 total). A formal analysis of all endpoints, including supportive biomarkers will be performed at the conclusion of the third cohort, completing the Phase 2 portion of the study. Contingent upon positive results, the Phase 3 portion of the study will enroll approximately 450 patients.

Dociparstat for First-Line Acute Myeloid Leukemia (AML)

During 2020, we conducted an end of Phase 2 meeting with the FDA related to our development of DSTAT in AML, which informed the design of the Phase 3 trial. We recently opened clinical trial sites and are ready to begin screening patients for our 570-subject Phase 3 Dociparstat in AML with Standard Chemotherapy (DASH AML) study of DSTAT for the treatment of AML.

DASH AML is a randomized, double-blinded trial of approximately 570 newly diagnosed AML patients. Patients will receive DSTAT in combination with standard cytarabine plus anthracycline (7+3) induction and cytarabine consolidation chemotherapy or will receive standard of care (7+3) induction and consolidation chemotherapy alone.

In order to supplement the previously reported data from pilot and Phase 2 studies and further evaluate DSTAT’s potential mechanism of action, DASH AML includes an early assessment of comparative CR and MRD rates among the first 80 evaluable patients.

The data from the first 80 evaluable patients of the trial are expected to be unblinded, reported publicly, and available for ongoing analysis of later endpoints, unless the independent DMC determines that exceptional pre-specified thresholds have been achieved, in which case the DMC will have the discretion to maintain blinding, which would allow inclusion of these patients in the final analysis.

Public Offering of Common Stock

In January 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale of 11,765,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The price to the public in this offering is $8.50 per share, and the Underwriters agreed to purchase the Shares pursuant to the Underwriting Agreement at a price of $7.99 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,764,750 additional shares of Common Stock at the public offering price which was exercised in full. The net proceeds to the Company from this offering were approximately $107.8 million after deducting underwriting discounts and commissions and estimated offering expenses. The offering closed on January 25, 2021.

Business Development Review

In addition to our transactions with Cantex and Oncoceutics, management is continuing to conduct a review and assessment of potential transaction opportunities with the goal of building our product candidate pipeline, including, but not limited to, licensing, merger or acquisition transactions, issuing or transferring shares of common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at maximizing stockholder value. There can be no assurance that this review will result in the identification or consummation of any additional transaction.

Financial Overview

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from a government grant and contract and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments, which have all been exercised. The contract is a cost-plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees. We are currently performing under the fourth option segment of the contract during which we may receive up to a total of $4.6 million in expense reimbursement and fees. The second and third option segments were completed on August 20, 2020. The fourth option segment is scheduled to end on April 30, 2021. As of December 31, 2020, of the total funding the Company had invoiced an aggregate of $75.5 million with respect to the base performance segment and the four option segments. Under the BARDA contract, we recognized revenue of $5.3 million, $7.6 million, and $7.2 million during the twelve months ended December 31, 2020, 2019, and 2018, respectively.

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

	Years Ended December 31,
	2020	2019	2018
Direct research and development expenses	$19,125	$22,101	$31,325
Research and development personnel costs - excluding stock-based compensation	11,543	12,705	13,488
Research and development personnel costs - stock-based compensation	2,969	4,089	5,343
Indirect research and development expenses	2,595	3,393	5,083
Total research and development expenses	$36,232	$42,288	$55,239

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

Dociparstat sodium (DSTAT)

In July of 2019, we acquired DSTAT from Cantex Pharmaceuticals. In connection with the transaction, we recorded in 2019 a total of $65.0 million in expense. This is comprised of a $30.0 million upfront payment, $34.9 million for the fair value of the 10.0 million shares of common stock issued and $0.1 million in transaction costs. As we continue to focus on the development of DSTAT for treatment of AML patients and COVID-19, we expect research and development expense to increase with the ongoing and planned clinical trials. We are currently enrolling a Phase 2/3 study of DSTAT in ALI for patients with COVID-19 and have initiated our Phase 3 DASH AML trial.

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

Historically, the majority of our research and development efforts had been focused on completing our Phase 3 trial of BCV for prevention of CMV in HCT recipients (SUPPRESS), our trial of BCV as a treatment for AdV (AdVise), the Adenovirus after Allogeneic Pediatric Transplantation (AdAPT) study in pediatric HCT recipients and our other clinical and preclinical studies and other work needed to provide sufficient data supporting the safety, tolerability and efficacy of BCV for approval in the United States and equivalent health authority approval outside the United States. In May 2019, we discontinued both the oral and IV development programs of BCV in all indications other than smallpox and the associated clinical trials.

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

Share-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $5.6 million, $9.5 million and $13.1 million was recognized in the years ended December 31, 2020, 2019 and 2018, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and our employee stock purchase plan purchase rights.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2020 included in this Annual Report. We believe that our accounting policies relating to revenue recognition, research and development prepaids and accruals, investments and share-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 to our audited consolidated financial statements included in this Annual Report.

Revenue Recognition

Our revenues generally consist of (i) contract revenue - revenue generated under federal contracts, and (ii) collaboration and licensing revenue - revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements. Revenue is recognized in accordance with the criteria outlined in Accounting Standards Codification (ASC) 606 issued by the Financial Accounting Standards Board (FASB). Following this accounting pronouncement, a five-step approach is applied for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, we entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. We assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and 4 option segments) within this agreement, each of which has a single performance obligation. At present, all option segments (1 through 4) have been exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurs as qualifying research activities are conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. We typically invoice BARDA monthly as costs are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606.

SymBio Pharmaceuticals

On September 30, 2019, we entered into a license agreement with SymBio Pharmaceuticals Limited (SymBio) under which we granted SymBio exclusive worldwide rights to develop, manufacture and commercialize BCV for all human indications, excluding the prevention and treatment of orthopoxviruses, including smallpox. We assessed the agreement in accordance with the authoritative guidance and concluded that the SymBio contract includes multiple performance obligations. The SymBio contract has one fixed transaction amount of a $5.0 million upfront payment received in October 2019 and several variable transaction amounts, up to $180 million, due to us at certain regulatory and commercial milestones, along with low double-digit percent royalties based on net sales of BCV. All variable transaction amounts are fully constrained, therefore the allocated transaction price is $5.0 million. The majority of the transaction price of the contract has been allocated to the combined performance obligation of the granting of the license to BCV and associated technology transfer which was recognized when the technology transfer was completed in the fourth quarter of 2019. The revenue from regulatory and commercial milestones and royalties from net sales will be recognized upon the occurrence of the triggering events or when those transaction amounts are no longer fully constrained.

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

Our objective is to reflect the appropriate research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of our research and development efforts. We determine prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. We adjust our rate of research and development expense recognition if actual results differ from our estimates. We make estimates of our prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2020, there had been no material adjustments to our prior period estimates of prepaid and accruals for research and development expenses. Our research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Investments

Investments consist primarily of commercial paper, corporate bonds, and U.S. Treasury securities. We invest in high-credit quality investments in accordance with our investment policy which minimizes the probability of loss.

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

Share-based compensation expense includes stock options, RSUs and employee stock purchase plan purchase rights and has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Income Statement Classification:
Research and development expense	$2,969	$4,089	$5,343
General and administrative expense	2,599	5,439	7,731
Total stock-based compensation expense	$5,568	$9,528	$13,074

RSU compensation expense is based on the grant-date fair value of our common stock.

We calculate the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

•We use historical volatility data to estimate the volatility of our common stock price.
•We use historical exercise data to estimate expected term.
•We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.
•The assumed dividend yield is based on our expectation of not paying dividends for the foreseeable future.
•We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2020, 2019, and 2018 are set forth below:

Stock Options

	Years Ended December 31,
	2020	2019	2018
Expected volatility	93.24%	88.77%	85.83%
Expected term (in years)	6.0	6.0	5.9
Weighted-average risk-free interest rate	1.24%	2.42%	2.52%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$1.78	$1.71	$3.43

Employee Stock Purchase Plan

	Years Ended December 31,
	2020	2019	2018
Expected volatility	75.39%	57.22%	44.01%
Expected term (in years)	1.28	1.23	1.23
Weighted-average risk-free interest rate	0.37%	2.36%	2.56%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$0.93	$1.00	$1.36

Utilization of Net Operating Loss Carryforwards

At December 31, 2020, we had net operating loss carryforwards for federal and state tax purposes of approximately $551.0 million and $388.5 million, respectively. At December 31, 2019, we had net operating loss carryforwards for federal and state tax purposes of approximately $508.1 million and $384.3 million, respectively. In addition, we had tax credit carryforwards for federal tax purposes of approximately $20.7 million as of December 31, 2020, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders or groups over a three-year period (a Section 382 ownership change), utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our initial public offering, our private placements and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Furthermore, under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2020 and December 31, 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and December 31, 2019, together with the changes in those items in dollars and percentages (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	% Change
	2020	2019	Increase/(Decrease)
Revenues:
Contract revenue	$5,274	$7,604	$(2,330)	(30.6)%
Licensing revenue	98	4,915	(4,817)	(98.0)
Total revenues	5,372	12,519	(7,147)	(57.1)%
Operating expenses:
Research and development	36,232	42,288	(6,056)	(14.3)%
General and administrative	13,656	21,169	(7,513)	(35.5)%
Acquired in-process research and development	—	65,045	(65,045)	(100.0)%
Total operating expenses	49,888	128,502	(78,614)	(61.2)%
Loss from operations	(44,516)	(115,983)	71,467	(61.6)%
Other income:
Interest income and other, net	994	3,407	(2,413)	(70.8)%
Net loss	$(43,522)	$(112,576)	$69,054	(61.3)%

Revenue

For the year ended December 31, 2020, contract revenue decreased to $5.3 million compared to $7.6 million for the year ended December 31, 2019. The decrease of $2.3 million, or 30.6%, was related to a decrease in reimbursable expenses associated with our contract with BARDA. For the year ended December 31, 2020, license revenue decreased to $0.1 million compared to $4.9 million for the year ended December 31, 2019 due to our licensing agreement with SymBio.

Research and Development Expenses

For the year ended December 31, 2020, our research and development expenses decreased to $36.2 million compared to $42.3 million for the year ended December 31, 2019. The decrease of $6.1 million, or 14.3%, was primarily related to the following:

•a decrease of $9.1 million related to the discontinuation of both the oral and IV BCV development programs and the BCV expanded access programs;
•a decrease of $3.5 million in smallpox program expenses;
•a decrease of $2.7 million related to compensation expenses as headcount was reduced as part of the Company’s restructuring activities in May 2019; offset by
•an increase of $9.5 million in DSTAT research and development expenses, consisting of an increase of $5.4 million in clinical trial initiation activities and $4.1 million to conclude animal studies and to develop and manufacture clinical trial material.

General and Administrative Expenses

For the year ended December 31, 2020, our general and administrative expenses decreased to $13.7 million compared to $21.2 million for the year ended December 31, 2019. The decrease of $7.5 million, or 35.5%, was primarily related to the following:

•a decrease of $5.1 million related to compensation expense as headcount was reduced as part of the Company's restructuring activities in May 2019;
•a decrease of $2.2 million related to business development expenses and to out-license BCV for non-smallpox indications; and
•a decrease of $0.2 million in legal fees, other professional fees and operational expenses.

Acquired In-Process Research and Development

We recorded $65.0 million of acquired in-process research and development expenses for the year ended December 31, 2019, which included $30.0 million for an upfront payment to Cantex, $34.9 million related to the fair value of common stock issued to Cantex, and $0.1 million related to Cantex transaction costs, primarily legal and professional fees. There was no expense related to this for the year ended December 31, 2020.

Interest Income and Other, net

For the year ended December 31, 2020, our interest income and other, net was $1.0 million compared to interest income of $3.4 million for the year ended December 31, 2019. The decrease of $2.4 million was largely attributable to lower interest rates and lower cash and investment balances.

Comparison of the Years ended December 31, 2019 and December 31, 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and December 31, 2018, together with the changes in those items in dollars and percentages (in thousands, except for percentages):

	Years Ended December 31,		Dollar Change	% Change
	2019	2018	Increase/(Decrease)
Contract revenue	$7,604	$7,216	$388	5.4%
Licensing revenue	4,915	—	4,915	*
Total revenues	12,519	7,216	5,303	73.5%
Operating expenses:
Research and development	42,288	55,239	(12,951)	(23.4)%
General and administrative	21,169	23,582	(2,413)	(10.2)%
Acquired in-process research and development	65,045	—	65,045	*
Total operating expenses	128,502	78,821	49,681	63.0%
Loss from operations	(115,983)	(71,605)	(44,378)	62.0%
Other income:
Interest income and other, net	3,407	2,131	1,276	59.9%
Net loss	$(112,576)	$(69,474)	$(43,102)	62.0%

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

Research and Development Expenses

For the year ended December 31, 2019, our research and development expenses decreased to $42.3 million compared to $55.2 million for the year ended December 31, 2018. The decrease of $13.0 million, or 23.4%, was primarily related to the following:

•a decrease of $8.4 million related to the discontinuation of both the oral and IV BCV development programs and CMX521 for norovirus;
•a decrease of $2.0 million related to compensation expenses as headcount was reduced as part of the Company’s restructuring activities in May 2019;
•a decrease of $1.9 million in oral brincidofovir smallpox program expenses; and
•a decrease of $1.5 million in legal fees and operational expenses;

•offset by an increase of $1.2 million in DSTAT research and development expenses to initiate and conduct animal studies and to develop and manufacture clinical trial material.

General and Administrative Expenses

For the year ended December 31, 2019, our general and administrative expenses decreased to $21.2 million compared to $23.6 million for the year ended December 31, 2018. The decrease of $2.4 million, or 10.2%, was primarily related to the following:

•a decrease of $2.9 million in commercial readiness costs;
•a decrease of $0.8 million related to compensation expense; and
•a decrease of $0.6 million in legal fees and operational expenses; offset by
•an increase of $1.9 million related to business development expenses and to out-license BCV for non-smallpox indications.

Acquired In-Process Research and Development

We recorded $65.0 million of acquired in-process research and development expenses for the year ended December 31, 2019, which included $30.0 million for an upfront payment to Cantex, $34.9 million related to the fair value of common stock issued to Cantex, and $0.1 million related to Cantex transaction costs, primarily legal and professional fees.

Interest Income and Other, net

For the year ended December 31, 2019, our interest income and other, net was $3.4 million compared to interest income and other, net of $2.1 million for the year ended December 31, 2018. The increase of $1.3 million was largely attributable to higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had capital available to fund operations of approximately $79.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of December 31, 2020, we had an accumulated deficit of $712.4 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

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

On January 20, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale of 11,765,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The price to the public in this offering was $8.50 per share, and the Underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $7.99 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,764,750 additional shares of Common Stock at the public offering price. The net proceeds to the Company from this offering was approximately $107.8 million, as the Underwriters’ option to purchase additional shares was exercised in full, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on January 25, 2021.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods (in thousands):

	Years Ended December 31,
Cash sources and uses:	2020	2019	2018
Net cash used in operating activities	$(36,038)	$(75,181)	$(53,725)
Net cash provided by investing activities	64,713	10,631	105,095
Net cash provided by financing activities	1,413	345	11,188
Net increase (decrease) in cash and cash equivalents	$30,088	$(64,205)	$62,558

Operating Activities

Net cash used in operating activities of $36.0 million for the year ended December 31, 2020 was primarily the result of our $43.5 million net loss offset by the change in operating asset and liabilities and the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in prepaid expenses and other assets of $1.0 million and a decrease of $0.9 million in accounts receivable offset by a decrease in accounts payable and accrued liabilities of $0.2 million. Non-cash expenses included add-backs of $5.6 million for stock based compensation and $0.4 million of depreciation of property and equipment offset by $0.2 million of amortization of discount/premium on investments.

Net cash used in operating activities of $75.2 million for the year ended December 31, 2019 was primarily the result of our $112.6 million net loss and the change in operating assets and liabilities, offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in accounts payable and accrued liabilities of $4.3 million, an increase of $0.9 million in accounts receivable and an increase in prepaid expenses and other assets of $0.8 million. Non-cash expenses included add-backs of $34.9 million for the fair value of common stock issued in relation to the Cantex license agreement, $9.5 million for stock-based compensation, $0.6 million of depreciation of property and equipment, $0.3 million for the loss on disposal of assets, offset by $1.8 million of amortization of discount/premium on investments.

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

Investing Activities

Net cash provided by investing activities of $64.7 million during the year ended December 31, 2020 was primarily the result of maturities and sales of short-term investments, offset by purchases of short-term investments. Net cash provided by investing activities of $10.6 million during the year ended December 31, 2019 was primarily the result of maturities and sales of short-term investments, offset by purchases of short-term. Net cash provided by investing activities of $105.1 million during the year ended December 31, 2018 was primarily the result of maturities and sales of short-term investments, offset by purchases of short-term and long-term investments.

Financing Activities

Net cash provided by financing activities of $1.4 million for the year ended December 31, 2020 was primarily the result of $1.4 million from the exercise of stock options and purchases under the ESPP. Net cash provided by financing activities of $0.3 million for the year ended December 31, 2019 was primarily the result of $0.4 million from the exercise of stock options and purchases under the ESPP. Net cash provided by financing activities of $11.2 million for the year ended December 31, 2018 was primarily the result of $10.9 million in proceeds from the issuance of common stock, $0.7 million from the exercise of stock options and purchases under the ESPP, offset by $0.4 million in payments of deferred offering costs.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2020 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases (1)	$3,718	$260	$2,210	$1,248	$—
SPL Supply Purchase Obligation	$3,600	$1,200	$2,400	$—	$—
Total	$7,318	$1,460	$4,610	$1,248	$—

(1)Consists of our corporate headquarters lease encompassing 24,862 square feet of office space that expires in July 2026, which decreases to 21,325 feet in March 2021 as we did not renew the portion of the lease that we subleased out. Additionally, consists of our laboratory lease encompassing a total of approximately 7,925 square feet which is located in Durham, North Carolina and expires in July 2026.

In addition to the amounts set forth in the table above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved and we are obligated to pay royalties based on future product sales. As of December 31, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. In connection with the development and commercialization of ONC201 and ONC206, in addition to royalties on product sales, we could be required to pay former Oncoceutics securityholders up to an aggregate of $360.0 million in milestone payments, assuming the achievement of all applicable milestone events under the merger agreement. In connection with the development and commercialization of DSTAT, in addition to royalties on product sales, we could be required to pay Cantex up to an aggregate of $587.5 million in milestone payments, assuming the achievement of all applicable milestone events under the license agreement.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2020 or 2019.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Chimerix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chimerix, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company‘s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrued Research and Development Expenses

Description of the Matter	As discussed in Note 1 to the consolidated financial statements, within total accrued liabilities, the Company has recorded $1.4 million of accrued research and development expenses, which includes costs resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with its research and development efforts. As the financial terms of these contracts vary by contract and may result in payment flows that do not match the periods over which materials or services are provided, the Company develops estimates to match expenses with the period in which services and efforts are expended. The Company determines the accrual based on discussions with applicable personnel and outside service providers as to the progress or state of clinical trials or other services completed.

Auditing the Company’s accrued research and development expenses involves judgment because the timing of vendor invoicing differs from the services actually provided.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that addressed the information used in, and the identified risks related to, the Company’s process for recording accrued research and development expenses, including controls over management’s review of the progress of the research and development activities.

To evaluate the accrued research and development expenses, our audit procedures included, among others, inspecting the Company’s contracts with the research and development related vendors (including pending change orders) and evaluating the underlying data used in the estimate of the services provided. We also corroborated the progress of research and development related activities through inquiry with the Company’s project managers and with information obtained directly from third party vendors, as well as tested invoices received from vendors subsequent to the balance sheet date

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2008.
Raleigh, North Carolina
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Chimerix, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Chimerix, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chimerix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Chimerix, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders‘ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Raleigh, NC
February 25, 2021

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$46,989	$16,901
Short-term investments, available-for-sale	31,973	96,574
Accounts receivable	340	1,233
Prepaid expenses and other current assets	2,356	3,385
Total current assets	81,658	118,093
Property and equipment, net of accumulated depreciation	214	540
Operating lease right-of-use assets	2,825	709
Other long-term assets	26	34
Total assets	$84,723	$119,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,283	$2,398
Accrued liabilities	7,250	6,830
Total current liabilities	8,533	9,228
Lease-related obligations	2,814	196
Total liabilities	11,347	9,424
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2020 and 2019; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2020 and 2019; 62,816,039 and 61,590,013 shares issued and outstanding at December 31, 2020 and 2019, respectively	63	62
Additional paid-in capital	785,673	778,693
Accumulated other comprehensive gain, net	—	35
Accumulated deficit	(712,360)	(668,838)
Total stockholders’ equity	73,376	109,952
Total liabilities and stockholders’ equity	$84,723	$119,376

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Contract revenue	$5,274	$7,604	$7,216
Licensing revenue	98	4,915	—
Total revenues	5,372	12,519	7,216
Operating expenses:
Research and development	36,232	42,288	55,239
General and administrative	13,656	21,169	23,582
Acquired in-process research and development	—	65,045	—
Total operating expenses	49,888	128,502	78,821
Loss from operations	(44,516)	(115,983)	(71,605)
Other income:
Interest income and other, net	994	3,407	2,131
Net loss	(43,522)	(112,576)	(69,474)
Other comprehensive loss:
Unrealized (loss) gain on investments, net	(35)	127	871
Comprehensive loss	$(43,557)	$(112,449)	$(68,603)
Per share information:
Net loss, basic and diluted	$(0.70)	$(2.03)	$(1.43)
Weighted-average shares outstanding, basic and diluted	62,183,947	55,501,973	48,593,435

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2017	47,505,532	$47	$709,514	$(963)	$(486,788)	$221,810
Share-based compensation	—	—	13,073	—	—	13,073
Exercise of stock options	29,262	—	115	—	—	115
Employee stock purchase plan purchases	163,717	—	609	—	—	609
RSU stock issuance	233,050	1	(1)	—	—	—
Issuance of common stock, net of issuance costs	2,803,718	3	10,597	—	—	10,600
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	871	—	871
Net loss	—	—	—	—	(69,474)	(69,474)
Total comprehensive loss						(68,603)
Balance, December 31, 2018	50,735,279	51	733,907	(92)	(556,262)	177,604
Share-based compensation	—	—	9,528	—	—	9,528
Exercise of stock options	19,284	—	43	—	—	43
Employee stock purchase plan purchases	209,075	—	326	—	—	326
RSU stock issuance	626,375	1	(1)	—	—	—
Issuance of common stock, net of issuance costs	10,000,000	10	34,890	—	—	34,900
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	127	—	127
Net loss	—	—	—	—	(112,576)	(112,576)
Total comprehensive loss						(112,449)
Balance, December 31, 2019	61,590,013	62	778,693	35	(668,838)	109,952
Share-based compensation	—	—	5,568	—	—	$5,568
Exercise of stock options	409,988	1	986	—	—	$987
Employee stock purchase plan purchases	337,072	—	426	—	—	$426
RSU stock issuance	478,966	—	—	—	—	$—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(35)	—	$(35)
Net loss	—	—	—	—	(43,522)	$(43,522)
Total comprehensive loss						(43,557)
Balance, December 31, 2020	62,816,039	$63	$785,673	$—	$(712,360)	$73,376

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(43,522)	$(112,576)	$(69,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	402	564	860
Amortization of discount/premium on investments	(190)	(1,842)	(852)
Share-based compensation	5,568	9,528	13,074
Fair value of common stock issued for license agreement	—	34,900	—
(Gain)/Loss on disposition of assets	(10)	264	5
(Gain)/Loss on sale of investments	(4)	31	378
Unrealized loss on equity investment	—	—	348
Lease-related amortization	(14)	(76)	(59)
Changes in operating assets and liabilities:
Accounts receivable	893	(903)	1,352
Prepaid expenses and other assets	1,025	(777)	638
Accounts payable and accrued liabilities	(186)	(4,294)	5
Net cash used in operating activities	(36,038)	(75,181)	(53,725)
Cash flows from investing activities:
Purchases of property and equipment	(58)	(158)	(181)
Purchases of short-term investments	(73,978)	(167,528)	(125,611)
Purchases of long-term investments	—	—	(6,031)
Proceeds from sales of short-term investments	17,287	13,117	111,178
Proceeds from maturities of short-term investments	121,452	165,200	125,740
Proceeds from sale of property and equipment	10	—	—
Net cash provided by investing activities	64,713	10,631	105,095
Cash flows from financing activities:
Proceeds from exercise of stock options	987	43	115
Proceeds from employee stock purchase plan	426	325	608
Proceeds from issuance of common stock, net of commissions	—	—	10,867
Payments of deferred offering costs	—	(23)	(402)
Net cash provided by financing activities	1,413	345	11,188
Net increase (decrease) in cash and cash equivalents	30,088	(64,205)	62,558
Cash and cash equivalents:
Beginning of period	16,901	81,106	18,548
End of period	$46,989	$16,901	$81,106
Supplemental disclosure of cash flow information
Non-cash addition to deferred offering costs	$—	$—	$22
Non-cash purchases of property and equipment	$18	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. Our three most advanced clinical-stage development programs are brincidofovir (BCV), ONC201 and dociparstat sodium (DSTAT). BCV is an antiviral drug candidate developed as a potential medical countermeasure for smallpox and is currently under review for regulatory approval in the United States. ONC201 is currently being investigated in a number of efficacy studies for recurrent H3 K27M-mutant glioma and a confirmatory response rate assessment, potentially sufficient for accelerated approval, is expected later this year. DSTAT is in Phase 3 development as a potential first-line therapy in acute myeloid leukemia (AML) and as a potential treatment for acute lung injury (ALI) in COVID-19 patients.

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

Investments

Investments consist primarily of commercial paper, corporate bonds, and U.S. Treasury securities. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the probability of loss.

Available-for-sale debt securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income and other, net. For the year ended December 31, 2020, approximately $4,000 of realized gains were reclassified from accumulated other comprehensive loss, net in the Consolidated Balance Sheets to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term.

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

Accounts Receivable

Accounts receivable at December 31, 2020 and December 31, 2019 consisted of amounts billed under the Company’s contract with the Biomedical Advanced Research and Development Authority (BARDA). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

At December 31, 2020 and December 31, 2019, the Company had cash equivalents, including money market funds, and short-term investments, including U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At December 31, 2020, the Company had short-term investments, including corporate bonds. At December 31, 2019, the Company had short-term investments including commercial paper and corporate bonds. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company’s investments, please refer to Note 2, "Investments."

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
		December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,503	$1,503	$—	$—
Total cash equivalents	1,503	1,503	—	—
Short-term investments
U.S. Treasury securities	28,715	28,715	—	—
Corporate bonds	3,258	—	3,258	—
Total short-term investments	31,973	28,715	3,258	—
Total assets	$33,476	$30,218	$3,258	$—

		Fair Value Measurements
		December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,854	$11,854	$—	$—
Total cash equivalents	11,854	11,854	—	—
Short-term investments
U.S. Treasury securities	22,493	22,493	—	—
Commercial paper	43,119	—	43,119	—
Corporate bonds	30,962	—	30,962	—
Total short-term investments	96,574	22,493	74,081	—
Total assets	$108,428	$34,347	$74,081	$—

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid research and development expenses	$1,167	$936
Interest receivable	104	323
Prepaid insurance	354	344
Other prepaid expenses and current assets	731	1,782
Total prepaid expenses and other current assets	$2,356	$3,385

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

Impairment of Property and Equipment

The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For the twelve months ended December 31, 2020, no such write-downs have occurred. For the twelve months ended December 31, 2019, there were $264,000 of write-downs.

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

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation	$4,473	$3,626
Accrued research and development expenses	1,375	1,868
Accrued legal expenses	651	78
Other accrued liabilities	751	1,258
Total accrued liabilities	$7,250	$6,830

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and four option segments) within this agreement, each of which has a single performance obligation. At present, all option segments (1 through 4) have been exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurs as qualifying research activities are conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The Company is currently performing under the fourth option segment of the contract during which the Company may receive up to a total of $4.6 million in expense reimbursement and fees. The second and third option segments were completed on August 20, 2020. The fourth option segment is scheduled to end on April 30, 2021.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2020, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through December 31, 2020, and therefore has not recorded any current provision for income taxes.

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

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate forfeitures and records share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2020, 2019 and 2018, the Company applied a forfeiture rate based on the Company’s historical forfeitures.

401(k) Plan

The Company maintains a defined contribution employee retirement plan (401(k) plan). For the years ended December 31, 2020, 2019 and 2018, the Company recognized expenses for matching contributions of $0.3 million, $0.3 million and $0.4 million, respectively.

Basic and Dilutive Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock at December 31, 2020, 2019 and 2018.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of non-vested restricted stock, stock options to purchase common stock, and employee stock purchase plan purchase rights as the impact of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 1,162,161, 1,571,356, and 749,110, for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Note 2. Investments

The following tables summarize the Company’s short-term and long-term debt investments (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$3,256	$2	$—	$3,258
U.S. Treasury securities	28,717	1	(3)	28,715
Total investments	$31,973	$3	$(3)	$31,973

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,952	$19	$(9)	$30,962
Commercial paper	43,109	14	(4)	43,119
U.S. Treasury securities	22,478	17	(2)	22,493
Total investments	$96,539	$50	$(15)	$96,574

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$16,598	$(3)	$—	$—	$16,598	$(3)
Total	$16,598	$(3)	$—	$—	$16,598	$(3)
Number of securities with unrealized losses		6		—		6

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$9,657	$(9)	$—	$—	$9,657	$(9)
Commercial paper	10,147	(4)	—	—	10,147	(4)
U.S. Treasury securities	2,994	(2)	—	—	2,994	(2)
Total	$22,798	$(15)	$—	$—	$22,798	$(15)
Number of securities with unrealized losses		9		—		9

The following table summarizes the scheduled maturity for the Company’s debt investments at December 31, 2020 (in thousands):

December 31, 2020
Maturing in one year or less	$31,973
Total debt investments	$31,973

Note 3. Property and Equipment

Property and equipment, net of accumulated depreciation consisted of the following (in thousands):

	December 31,
	2020	2019
Lab equipment	$2,323	$2,329
Leasehold improvements	1,584	1,550
Computer equipment	1,207	1,182
Office furniture and equipment	520	520
Property and equipment	5,634	5,581
Less accumulated depreciation	(5,420)	(5,041)
Property and equipment, net of accumulated depreciation	$214	$540

Note 4. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of December 31, 2020 was 5.56 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $745,000 and $724,000, respectively, for the twelve months ended December 31, 2020 and 2019, respectively.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of December 31, 2020, the operating lease liabilities reflect a weighted-average discount rate of 7.91%.

The following table sets forth the operating lease right-of-use assets and liabilities as of December 31, 2020 (in thousands):

Assets
Operating Lease Right-of-Use Assets	$2,825

Liabilities
Operating Lease Short-term Liabilities (recorded within Accrued liabilities)	$112
Operating Lease Long-term Liabilities (recorded within Lease-related obligations)	2,814
Total Operating Lease Liabilities	$2,926

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of December 31, 2020
2021 (1)	$260
2022	715
2023	736
2024	759
2025	781
Thereafter	467
Total future minimum rental payments	$3,718
Less amount of lease payments representing interest	792
Total present value of lease payments	$2,926

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

For the twelve months ended December 31, 2020 and 2019, the Company made lease payments of approximately $685,000 and $751,000, respectively, which are included in operating cash flows.

Sublease

The Company subleases 3,537 square feet of its office space under a non-cancelable operating lease that expires February 2021. For the twelve months ended December 31, 2020 and 2019, the Company recognized approximately $71,000 of income in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. Total future minimum rentals under the non-cancelable operating sublease are presented below (in thousands):

Years Ending December 31,	Minimum Sublease Rentals
2021	$14
Total future minimum sublease rentals	$14

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA. Periodic audits are required under the grant and contract agreements and certain costs may be questioned as appropriate under the agreements. At December 31, 2020, the Company had recorded a $38,000 provision for potential refundable amounts. At December 31, 2019, no provision for refundable amounts under the agreements had been made.

Note 5. Stockholders’ Equity (Deficit)

Common Stock

The Company’s common stock consists of 200 million authorized shares at December 31, 2020 and 2019, and 62.8 million and 61.6 million shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2020	2019
For exercise of outstanding common stock options	8,906,271	8,390,304
For delivery upon vesting of outstanding restricted stock units	1,133,049	1,561,237
For future equity awards under the 2013 Equity Incentive Plan	3,342,555	1,855,688
For future purchases under the 2013 Employee Stock Purchase Plan	2,419,213	2,333,750
Total shares of common stock reserved for future issuances	15,801,088	14,140,979

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

The Company estimates the fair value of its share-based awards to employees, directors and consultants using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. For stock options, the Company uses historical exercise data to estimate the expected life. The risk-free interest rates for the periods within the expected life of the option are based on the U.S. Treasury instrument with a life that is similar to the expected life of the option grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the stock options granted:

	Years Ended December 31,
	2020	2019	2018
Expected volatility	93.24%	88.77%	85.83%
Expected term (in years)	6.0	6.0	5.9
Weighted-average risk-free interest rate	1.24%	2.42%	2.52%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$1.78	$1.71	$3.43

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Total Intrinsic Value
Balance, December 31, 2018	6,429,638	$12.41	7.37
Granted	4,029,200	2.31	—
Exercised	(19,284)	2.21	—
Forfeited	(2,049,250)	9.26	—
Balance, December 31, 2019	8,390,304	$8.36	7.47
Granted	3,501,080	2.37	—
Exercised	(409,988)	2.41	—
Forfeited	(2,575,125)	11.80	—
Balance, December 31, 2020	8,906,271	$5.28	7.52	$15,588
Exercisable at December 31, 2020	4,490,813	$8.09	6.31	$4,923
Vested or expected to vest at December 31, 2020	8,366,467	$5.47	7.43	$14,233

As of December 31, 2020, there was approximately $6.4 million of total unrecognized compensation cost related to non-vested stock options granted under the 2013 Plan. That compensation cost is expected to be recognized over a weighted-average period of approximately 2.51 years.

Other information regarding the Company’s stock options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Weighted-average grant-date fair value per share of options granted	$1.78	$1.71	$3.43
Total intrinsic value of options exercised	$355	$10	$31
Total fair value of shares vested	$4,188	$6,798	$11,021

The following table summarizes, at December 31, 2020, by price range: (1) for stock option awards outstanding under the 2013 Plan, the number of stock option awards outstanding, their weighted-average remaining life and their weighted-average exercise price; and (2) for stock option awards exercisable under the 2013 Plan, the number of stock option awards exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Exercise Price Range ($)	Number	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
1.37 to 7.57	7,607,451	8.21	$2.81	3,191,993	$3.35
7.58 to 8.06	684,700	3.72	8.06	684,700	8.06
8.07 to 18.75	103,420	3.07	18.75	103,420	18.75
18.76 to 53.74	510,700	3.17	35.61	510,700	35.61
1.37 to 53.74	8,906,271	7.51	$5.28	4,490,813	$8.09

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

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward the Company’s success and that of its affiliates. The ESPP initially authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The common stock reserved for future issuance under the ESPP was automatically increased by an additional 422,535 shares on January 1, 2019 and 2020, bringing the total number of shares of common stock that may be purchased under the ESPP to 3,071,331 and 3,493,866, respectively.

The Company has reserved a total of 3,493,866 shares of common stock to be purchased under the ESPP, of which 2,419,213 and 2,333,750 shares remained available for purchase at December 31, 2020 and 2019, respectively. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twenty-four-month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. The Company issued 337,072 and 209,075 shares of common stock pursuant to the ESPP for the year ended December 31, 2020 and 2019, respectively. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the ESPP purchase rights:

	Years Ended December 31,
	2020	2019	2018
Expected volatility	75.39%	57.22%	44.01%
Expected term (in years)	1.28	1.23	1.23
Weighted-average risk-free interest rate	0.37%	2.36%	2.56%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$0.93	$1.00	$1.36

As of December 31, 2020, the Company had a liability of $0.2 million representing employees' contributions to the ESPP.

Restricted Stock Units

For the years ended December 31, 2020 and 2019, the Company issued RSUs to certain employees and consultants which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. For the years ended December 31, 2020 and 2019, the Company issued 478,966 and 626,375 shares of common stock pursuant to the vesting of RSUs, respectively.

A summary of activity related to the Company’s RSUs is as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant-Date Fair Value
Balance, December 31, 2019	1,561,237	$2.80
Granted	215,680	2.20
Share issuance	(478,966)	2.99
Forfeited	(164,902)	2.73
Balance, December 31, 2020	1,133,049	$2.61

The total unrecognized compensation cost related to the non-vested RSUs as of December 31, 2020 was $1.9 million and will be recognized over a weighted average period of approximately 2.60 years.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Income Statement Classification:
Research and development expense	$2,969	$4,089	$5,343
General and administrative expense	2,599	5,439	7,731
Total stock-based compensation expense	$5,568	$9,528	$13,074

Cash received from exercises under all share-based payment arrangements for 2020, 2019 and 2018 was $1.4 million, $0.4 million and $0.7 million, respectively. There was no actual tax benefit realized for the tax deductions from exercises of the share-based payment arrangements during 2020, 2019 or 2018.

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

At-The-Market Equity Offering

On November 8, 2017, the Company entered into an at-the-market (ATM) sales agreement with Cowen and Company, LLC to sell up to $75 million of the Company’s common stock under a shelf registration statement filed in November 2017. As of December 31, 2018, the Company had sold an aggregate of 2.8 million shares of common stock pursuant to the ATM at a weighted average price per share of $4.00 for net offering proceeds of $10.9 million. We did not sell any shares of our common stock subsequent to 2018 and we terminated the ATM sales agreement with Cowen and Company, LLC in July 2020.

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

Note 6. Income Taxes

No income tax expense or benefit has been recorded for the years ended December 31, 2020, 2019 or 2018. This is due to the establishment of a valuation allowance against the deferred tax assets generated during those periods. At December 31, 2020, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2020, 2019, and 2018 (in thousands, except percentages):

	2020		2019		2018
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$(9,140)	21.0%	$(23,641)	21.0%	$(14,590)	21.0%
State income taxes	(138)	0.3%	(1,596)	1.4%	(792)	1.1%
Research and development credits	(1,088)	2.5%	(1,190)	1.1%	(1,798)	2.6%
Foreign rate differential	—	—%	—	—%	2	—%
Permanent items	505	(1.2)%	696	(0.6)%	1,164	(1.7)%
Provision to return adjustments	81	(0.2)%	937	(0.8)%	621	(0.9)%
Effect of change in federal tax rate	—	—%	—	—%	—	—%
Effect of change in state tax rate	1,139	(2.6)%	(117)	0.1%	151	(0.2)%
Removal of excess tax benefit	—	—%	—	—%	—	—%
Increase in unrecognized tax benefits	272	(0.6)%	298	(0.3)%	450	(0.7)%
Current year forfeitures	4,026	(9.2)%	—	—%	—	—%
Change in valuation allowance	4,343	(10.0)%	24,613	(21.9)%	14,792	(21.2)%
Net benefit	$—	—%	$—	—%	$—	—%

The components of deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Domestic net operating loss carryforwards	$123,381	$114,292
Research and development expenses	293	419
Capitalized Section 174 expenses	—	24
License fees	12,556	14,176
Research and development credits	15,498	14,682
Capital Loss Carryforwards	403	431
Accrued bonuses	943	751
Share-based compensation	3,541	7,557
Other	961	456
Total gross deferred tax assets	157,576	152,788
Valuation allowance	(156,973)	(152,629)
Total deferred tax assets	603	159
Deferred tax liabilities:
Right-of-use asset	(603)	(159)
Total deferred tax liabilities	(603)	(159)
Total deferred tax assets and liabilities, net	$—	$—

At December 31, 2020, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $551.0 million and $388.5 million, respectively. At December 31, 2019, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $508.1 million and $384.3 million, respectively. Federal losses of $408.0 million begin to expire in 2021 and $143.0 million of the federal losses carryforward indefinitely. The state losses begin to expire in 2021. In addition, the Company has tax credit carryforwards for federal tax purposes of approximately $20.7 million as of December 31, 2020, which begin to expire in 2022. The Company also has capital loss carryforwards for federal tax purposes of $0.4 million, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. Management has recorded a valuation allowance for all of the deferred tax assets due to the uncertainty of future taxable income.

The Company incorporated a subsidiary in the United Kingdom in 2014. However, the subsidiary had zero activity in 2020 and as such, has no undistributed earnings.

The Company incorporated a subsidiary in Ireland during 2018. However, the subsidiary had no activity during both 2019 and 2020 and as such, has no undistributed earnings.

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

The Company has determined that a Section 382 ownership change occurred in 2007, and as such, losses incurred prior to that date are subject to an annual limitation of at least $762,000. The Company evaluated Section 382 ownership changes subsequent to 2007 through September 30, 2020 and concluded that a Section 382 ownership change occurred in 2013 as a result of the initial public offering. As such, losses incurred prior to that date are subject to an annual limitation of at least $6.7 million.

The Company has determined that there may be a future limitation on the Company’s ability to utilize its entire federal R&D credit carryover. Therefore, the Company recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2020 and 2019, as follows (in thousands):

Balance at December 31, 2018	$3,726
Increases related to 2019	297
Increases related to prior periods	—
Balance at December 31, 2019	4,023
Increases related to 2020	272
Increases related to prior periods	—
Balance at December 31, 2020	$4,295

The Company has determined that it had no other material uncertain tax benefits for the year ended December 31, 2020. As of January 1, 2020, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal and state income tax examinations for the tax years 2000 through 2020. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020.

The Tax Cuts and Jobs Act implemented a territorial tax system. Under the territorial tax system, in general, the Company’s foreign earnings will no longer be subject to tax in the U.S. As part of the transition to the territorial tax system the Tax Act included a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The Company has determined that the deemed repatriation applicable to the year ended December 31, 2017 does not result in an additional U.S. income tax liability as it has no undistributed foreign earnings.

The Tax Act subjects a US shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in 2018, 2019 or 2020; therefore, no GILTI tax has been recorded for the years ended December 31, 2019 and 2020.

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

The Company is currently performing under the fourth option segment of the contract during which the Company may receive up to a total of $4.6 million in expense reimbursement and fees. The second and third option segments were completed on August 20, 2020. The fourth option segment is scheduled to end on April 30, 2021. Of the $75.8 million in expense reimbursement and $5.3 million in fees that the Company may receive, approximately $78.9 million in expense reimbursement and fees has been funded. As of December 31, 2020, of the total funding the Company had invoiced an aggregate of $75.5 million with respect to the base performance segment and the first four extension periods. For the years ended December 31, 2020, 2019, and 2018, the Company recognized revenue under this contract of $5.3 million, $7.6 million and $7.2 million, respectively.

License and Development Agreement with Cantex Pharmaceuticals, Inc.

On July 26, 2019, the Company entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize, for any and all uses, a glycosaminoglycan compound known as DSTAT, which is currently being studied for the treatment of acute myeloid leukemia. Under the terms of the license agreement, the Company is responsible for, and bears the future costs of, worldwide development and commercialization of DSTAT. In connection with the transaction, Cantex assigned to the Company all of its rights under its DSTAT supply agreements, including its bulk API agreement with Scientific Protein Laboratories LLC (SPL), pursuant to which SPL will exclusively produce DSTAT for the Company through October 2040.

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

In exchange for the license to SymBio under the Company's BCV rights, the Company received an upfront payment of $5.0 million in October 2019. In addition, the Company is eligible to receive up to $180.0 million in clinical, regulatory and commercial milestones worldwide, as well as low double-digit royalties based on net sales of BCV. Since entering into the license agreement in September 2019, the Company has recognized all of the $5.0 million of revenue related to the upfront payment.

Note 8. Restructuring Costs

In May 2019, the Company made the decision to discontinue the development of oral and IV BCV development programs for the treatment of Adenovirus (AdV) in stem-cell transplant (HCT) patients. The Company’s development efforts with respect to BCV are now focused on the treatment of smallpox. As a result, the Company restructured its operations, which included a reduction in workforce of 43 full-time employees and the accrual of expenses to close-out the clinical trials for the oral and IV development programs of BCV in AdV (study 210, study 211, AdAPT) and other supportive BCV development programs. The Company recorded charges for one-time employee termination benefits of $3.3 million, contract close-out costs of $2.0 million, other BCV development costs of $0.3 million, and losses on disposals of fixed assets of $0.3 million during the twelve months ended December 31, 2019. The $2.0 million of contract close-out costs were recorded through an increase in liabilities of $1.5 million with the remainder recognized through the expensing of prepaid balances. As of December 31, 2019, the Company had a clinical trial accrual balance related to the AdAPT, 210 and 211 trial terminations of $27,000 and other development costs accrual balance of $0.1 million. As of December 31, 2019, the Company had a severance accrual balance of $0.2 million.

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

The following table sets forth the accrual activity for employee termination benefits and contract close-out costs (in thousands) for the twelve months ended December 31, 2020.

	Employee Termination Benefits	Clinical Trial Close-out Costs	Other Development Costs	Total
Balance at December 31, 2019	$183	$27	$110	$320
Revised estimates	—	(23)	(10)	(33)
Payments	(183)	(4)	(100)	(287)
Balance at December 31, 2020	$—	$—	$—	$—

For the twelve months ended December 31, 2020, the revised accrual estimates resulted in a decrease to research and development expenses of $33,000. Additionally, during the twelve ended December 31, 2020, refunds of unused deposits of $1.3 million were received, which were previously recorded in prepaid expenses and other current assets on the Consolidated Balance Sheet.

Note 9. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2020 and 2019 are as follows (in thousands, except share and per share data):

	2020 Quarters
	Fourth	Third	Second	First
Revenue	$1,120	$1,609	$1,402	$1,241
Operating loss	(11,757)	(11,560)	(10,286)	(10,913)
Net loss	(11,675)	(11,411)	(10,016)	(10,420)
Net loss per share, basic and diluted	$(0.19)	$(0.18)	$(0.16)	$(0.17)
Weighted-average shares outstanding, basic and diluted	62,702,181	62,242,456	62,042,778	61,742,035

	2019 Quarters
	Fourth	Third	Second	First
Revenue	$6,767	$1,958	$1,438	$2,356
Operating loss	(3,873)	(74,564)	(18,701)	(18,845)
Net loss	(3,503)	(73,730)	(17,650)	(17,693)
Net loss per share, basic and diluted	$(0.06)	$(1.26)	$(0.35)	$(0.35)
Weighted-average shares outstanding, basic and diluted	61,385,616	58,457,110	51,130,104	50,887,221

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share calculations will not necessarily equal the annual per share calculation. Diluted weighted-average shares outstanding are identical to basic weighted-average shares outstanding and diluted net loss per share is identical to basic net loss per share for all quarters of 2020 and 2019.

Note 10. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2020, and events which occurred subsequently but were not recognized in the financial statements.

On January 7, 2021, the Company, Ocean Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (Merger Sub), Oncoceutics, Inc., a Delaware corporation (Oncoceutics), and Fortis Advisors, LLC solely in its capacity as representative of the securityholders of Oncoceutics (the Securityholders’ Representative), entered into an Agreement and Plan of Merger (the Merger Agreement). Concurrently with the execution of the Merger Agreement, Merger Sub merged with and into Oncoceutics (the Merger) whereupon the separate corporate existence of Merger Sub ceased, with Oncoceutics continuing as the surviving corporation of the Merger as a wholly-owned subsidiary of the Company.
As consideration for the merger, the Company (a) paid an upfront cash payment of approximately $25.0 million, (b) issued an aggregate of 8,723,769 shares of the Company's common stock, (c) issued a promissory note to Fortis Advisors, LLC in its capacity as representative of the securityholders of Oncoceutics in the principal amount of $14.0 million (the Seller Note), to be paid in cash, subject to the terms and conditions of the Merger Agreement and the Seller Note, upon the one year anniversary of the closing of the Merger, and (d) agreed to make contingent payments up to an aggregate of $360.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Merger Agreement, as well as additional tiered royalty payments based upon future net sales of ONC 201 and ONC 206 products, subject to certain reductions as set forth in the Merger Agreement, and a contingent payment in the event the Company receives any proceeds from the sale of a rare pediatric disease priority review voucher based on Oncoceutics' products. The closing payment may be adjusted after the closing, pursuant to procedures set forth in the Merger Agreement, in connection with the finalization of the cash, transaction expenses, debt and working capital amounts at closing. This transaction will be accounted for as an asset acquisition.

The Merger Agreement contains customary representations, warranties and covenants and indemnification provisions. The Company has certain diligence obligations with respect to further development and commercialization of the Oncoceutics product candidates.

On January 20, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale of 11,765,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The price to the public in this offering was $8.50 per share, and the Underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $7.99 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,764,750 additional shares of Common Stock at the public offering price. The net proceeds to the Company from this offering was approximately $107.8 million, as the Underwriters’ option to purchase additional shares was exercised in full, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on January 25, 2021.

ITEM. 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2020, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting includes those policies and procedures that:

i.pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.provide reasonable assurance that transactions are recorded as necessary to permit preparations of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In making the assessment of internal controls over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

ITEM 9B.    OTHER INFORMATION

On February 24, 2021, Edward F. Greissing, Jr., a member of the Board of Directors of Chimerix, Inc. (the “Company”), notified the Company that he does not intend to stand for reelection as a Class II Director at the Company’s 2021 annual meeting of stockholders. Mr. Greissing’s intention not to stand for reelection was not the result of any dispute or disagreement with the Company or the Company’s Board of Directors on any matter relating to the operations, policies or practices of the Company.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2021 Annual Meeting of Stockholders (Proxy Statement), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

3. Exhibits. The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:
EXHIBIT INDEX

Exhibit Number	Description of Document
2.1** (33)	Agreement and Plan of Merger, dated January 7, 2021, by and among the Registrant, Oncoceutics, Merger Sub
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (1)	Amended and Restated Bylaws of the Registrant.
4.1 (1)	Form of Common Stock Certificate of the Registrant.
10.1+ (1)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.
10.2+ (1)	Chimerix, Inc. 2002 Equity Incentive Plan and Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice thereunder.
10.3+ (1)
Chimerix, Inc. 2012 Equity Incentive Plan and Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice and Form of Restricted Stock Unit Award Agreement and Form of Restricted Stock Unit Award Grant Notice thereunder.

10.4+(15)
Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice and Form of Restricted Stock Unit Award Agreement and Form of Restricted Stock Unit Award Grant Notice under Chimerix, Inc. 2013 Equity Incentive Plan.

10.5+ (2)	Chimerix, Inc. 2013 Equity Incentive Plan, as amended.
10.6+ (1)	Chimerix, Inc. 2013 Employee Stock Purchase Plan.
10.7+ (29)	Chimerix, Inc. Non-Employee Director Compensation Policy.
10.8+ (24)	Chimerix, Inc. Officer Severance Benefit Plan, as amended.
10.9+ (10)	Directorship Offer Letter to Catherine L. Gilliss dated June 13, 2014.
10.10+ (10)	Directorship Offer Letter to Patrick Machado dated May 30, 2014.
10.11 (1)	Office Lease by and between the Registrant and ACP 2505 Meridian LLC dated September 1, 2007, as amended.
10.12 (5)	Lease Agreement by and between the Registrant and Northwood RTC LLC dated March 10, 2014.
10.13 (4)	Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.
10.14 (8)	Sixth Amendment to Office Lease dated April 28, 2015 by and between the Registrant and IVC Meridian TT O, LLC.
10.15 (15)	Seventh Amendment to Office Lease dated March 10, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.16 (16)	Eighth Amendment to Office Lease dated July 13, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.17* (1)	Contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.
10.18* (6)
Contract modification No. 14, dated May 30, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.19* (7)
Contract modification No. 15, dated August 28, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.20* (7)
Contract modification No. 16, dated December 10, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.21 (3)
Contract modification No. 17, dated April 14, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.22 (10)
Contract modification No. 18, dated May 6, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.23* (4)
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

10.26 (10)
Contract modification No. 22, dated December 11, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.27 (10)
Contract modification No. 23, dated December 22, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.28 (10)
Contract modification No. 24, dated February 19, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.29 (8)
Contract modification No. 25, dated March 26, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.30 (9)
Contract modification No. 26, dated June 18, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.31 (9)
Contract modification No. 27, dated July 14, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.32* (31)
Contract modification No. 28, dated September 1, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.33* (31)
Contract modification No. 29, dated September 11, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.34* (11)
Contract modification No. 30, dated November 12, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.35* (12)
Contract modification No. 31, dated April 8, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.36* (12)
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

10.39 (15)
Contract modification No. 35, dated October 21, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.40 (15)
Contract modification No. 36, dated January 23, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.41 (16)
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

10.45 (18)
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

10.48 (18)
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

10.51* (20)
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

10.53* (20)
Contract modification No. 49, dated February 27, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.54* (21)
Contract modification No. 50, dated March 20, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.55* (22)
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

10.57 (23)
Contract modification No. 53, dated September 6, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.58 (24)
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

10.60 (26)
Contract modification No. 56, dated March 5, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.61** (27)
Contract modification No. 57, dated July 12, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.62** (29)
Contract modification No. 58, dated December 13, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.63 (30)
Contract modification No. 59, dated May 11, 2020, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.64** (30)
Contract modification No. 60, dated June 17, 2020, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.65** (30)
Contract modification No. 61, dated July 28, 2020, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.66 (31)
Contract modification No. 62, dated September 11, 2020, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.67** (31)
Contract modification No. 63, dated September 28, 2020 to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.68
Contract modification No. 64, dated January 26, 2021 to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.69 (19)	Sales Agreement, dated November 8, 2017, by and between Chimerix, Inc and Cowen and Company, LLC.
10.70 (20)	First Amendment to Industrial Building Lease dated December 14, 2017 by and between Registrant and CLPF - Research Center, LLC.
10.71+ (25)	Employment Offer Letter to Michael Sherman dated April 2, 2019.
10.72+ (25)	Employment Offer Letter to Michael Andriole dated April 4, 2019.
10.73 (27)	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2013 Equity Incentive Plan.
10.74** (28)	License and Development Agreement, dated July 26, 2019, by and between the Registrant and Cantex Pharmaceuticals, Inc.
10.75** (28)	Supply Agreement, dated October 2, 2015, by and between the Registrant (as successor to Cantex Pharmaceuticals, Inc.) and Scientific Protein Laboratories LLC.
10.76** (28)	License Agreement, dated September 30, 2019, by and between the Registrant and SymBio Pharmaceuticals Limited.

10.77 (30)	Ninth Amendment to Office Lease, dated June 24, 2020, by and between the Registrant and BRI 1875 Meridian, LLC.
10.78** (30)	Second Amendment to Lease Agreement, dated July 30, 2020, by and between the Registrant and CLPF-Research Center, LLC.
10.79** (32)	Amendment to the Supply Agreement, dated December 16, 2020, by and between Chimerix, Inc. and Scientific Protein Laboratories, LLC.
10.80 (33)	Promissory Noted, dated January 7, 2021, by and between the Registrant and Fortis Advisors, LLC, solely in its capacity as Securityholders’ Representative.
10.81 (34)	Underwriting Agreement, dated January 20, 2021, by and among the Registrant and Jefferies LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein.
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Certain confidential information contained in this exhibit, marked by brackets, has been omitted pursuant to Item 601 of Regulation S-K.
(1)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.
(2)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 23, 2014.
(3)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2014.
(4)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2014.
(5)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on March 14, 2014.
(6)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 14, 2013.
(7)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 7, 2014.
(8)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 11, 2015.
(9)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 6, 2015.
(10)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 6, 2015.
(11)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 29, 2016
(12)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2016.
(13)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2016.
(14)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2016.
(15)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 2, 2017.
(16)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2017.
(17)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 7, 2017.
(18)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on October 11, 2017.
(19)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on November 8, 2017.
(20)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 1, 2018.
(21)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 7, 2018.
(22)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2018.
(23)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 8, 2018.
(24)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 5, 2019.
(25)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on April 10, 2019.

(26)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2019.
(27)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2019.
(28)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 5, 2019.
(29)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 25, 2020.
(30)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 10, 2020.
(31)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 11, 2020.
(32)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on December 23, 2020.
(33)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on January 13, 2021.
(34)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on January 21, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimerix, Inc.

Date:	February 25, 2021	By:	/s/ Michael A. Sherman
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

Signature	Title	Date

/s/ Michael A. Sherman	President, Chief Executive Officer and Director	February 25, 2021
Michael A. Sherman	(Principal Executive Officer)

/s/ Michael T. Andriole	Chief Business and Financial Officer	February 25, 2021
Michael T. Andriole	(Principal Financial Officer)

/s/ David Jakeman	Executive Director of Finance and Accounting	February 25, 2021
David Jakeman	(Principal Accounting Officer)

/s/ Martha J. Demski
Martha J. Demski	Chair of the Board of Directors	February 25, 2021

/s/ Catherine L. Gilliss
Catherine L. Gilliss, PhD, RN, FAAN	Member of the Board of Directors	February 25, 2021

/s/ Edward F. Greissing Jr.
Edward F. Greissing Jr.	Member of the Board of Directors	February 25, 2021

/s/ Patrick Machado
Patrick Machado	Member of the Board of Directors	February 25, 2021

/s/ Robert J. Meyer
Robert J. Meyer, MD	Member of the Board of Directors	February 25, 2021

/s/ Fred A. Middleton
Fred A. Middleton	Member of the Board of Directors	February 25, 2021

/s/ Pratik S. Multani
Pratik S. Multani, MD	Member of the Board of Directors	February 25, 2021