Form 10-Q
period 2021-03-31
CHIMERIX INC
filed 2021-05-06
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 86,211,412.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$32,080	$46,989
Short-term investments, available-for-sale	112,898	31,973
Accounts receivable	482	340
Prepaid expenses and other current assets	2,677	2,356
Total current assets	148,137	81,658
Long-term investments	7,548	—
Property and equipment, net of accumulated depreciation	218	214
Operating lease right-of-use assets	2,717	2,825
Other long-term assets	29	26
Total assets	$158,649	$84,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,181	$1,283
Accrued liabilities	6,067	7,250
Note payable	14,000	—
Total current liabilities	22,248	8,533
Lease-related obligations	2,752	2,814
Total liabilities	25,000	11,347

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 86,208,279 and 62,816,039 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	86	63
Additional paid-in capital	943,381	785,673
Accumulated other comprehensive loss, net	(43)	—
Accumulated deficit	(809,775)	(712,360)
Total stockholders’ equity	133,649	73,376
Total liabilities and stockholders’ equity	$158,649	$84,723

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Contract and grant revenue	$1,433	$1,171
Licensing revenue	2	70
Total revenues	1,435	1,241
Operating expenses:
Research and development	11,862	8,949
General and administrative	4,136	3,205
Acquired in-process research and development	82,890	—
Total operating expenses	98,888	12,154
Loss from operations	(97,453)	(10,913)
Other income:
Interest income and other, net	38	493
Net loss	(97,415)	(10,420)
Other comprehensive loss:
Unrealized loss on debt investments, net	(43)	(46)
Comprehensive loss	$(97,458)	$(10,466)
Per share information:
Net loss, basic and diluted	$(1.21)	$(0.17)
Weighted-average shares outstanding, basic and diluted	80,204,094	61,742,035

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	62,816,039	$63	$785,673	$—	$(712,360)	$73,376
Share-based compensation	—	—	2,584	—	—	2,584
Exercise of stock options	710,132	1	3,529	—	—	3,530
Employee stock purchase plan purchases	259,837	—	330	—	—	330
RSU stock issuance	168,752	—	—	—	—	—
Issuance of common stock related to asset acquisition	8,723,769	9	43,436	—	—	43,445
Issuance of common stock, net of issuance costs of $7.2 million	13,529,750	13	107,829	—	—	107,842
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(97,415)	(97,415)
Total comprehensive loss						(97,458)
Balance, March 31, 2021	86,208,279	$86	$943,381	$(43)	$(809,775)	$133,649

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	61,590,013	$62	$778,693	$35	$(668,838)	$109,952
Share-based compensation	—	—	1,326	—	—	1,326
Employee stock purchase plan purchases	177,193	—	229	—	—	229
RSU stock issuance	163,133	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(10,420)	(10,420)
Total comprehensive loss						(10,466)
Balance, March 31, 2020	61,930,339	$62	$780,248	$(11)	$(679,258)	$101,041

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(97,415)	$(10,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	71	112
Amortization of discount/premium on investments	128	(191)
Share-based compensation	2,584	1,326
Fair value of common stock issued related to asset acquisition	43,445	—
Note payable related to asset acquisition	14,000	—
Gain on sale of investments	(2)	—
Lease-related amortization	41	(21)
Changes in operating assets and liabilities:
Accounts receivable	(159)	154
Prepaid expenses and other assets	(309)	762
Accounts payable and accrued liabilities	(280)	(2,542)
Net cash used in operating activities	(37,896)	(10,820)

Cash flows from investing activities:
Purchases of property and equipment	(75)	(7)
Purchases of short-term investments	(91,944)	(27,652)
Purchases of long-term investments	(7,554)	—
Proceeds from sales of short-term investments	2,007	—
Proceeds from maturities of short-term investments	8,850	45,902
Net cash (used in) provided by investing activities	(88,716)	18,243

Cash flows from financing activities:
Proceeds from exercise of stock options	3,530	—
Proceeds from employee stock purchase plan	330	229
Proceeds from issuance of common stock, net of commissions	107,843	—
Net cash provided by financing activities	111,703	229
Net (decrease) increase in cash and cash equivalents	(14,909)	7,652
Cash and cash equivalents:
Beginning of period	46,989	16,901
End of period	$32,080	$24,553

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. Our three most advanced clinical-stage development programs are brincidofovir (BCV), ONC201 and dociparstat sodium (DSTAT). BCV is an antiviral drug candidate developed as a potential medical countermeasure for smallpox and is currently under review for regulatory approval in the United States. ONC201 is currently being investigated in a number of efficacy studies for recurrent H3 K27M-mutant glioma and a blinded independent central review, potentially sufficient for accelerated approval, when considered with the totality of the other safety and efficacy data, is expected later this year. DSTAT is in Phase 3 development as a potential first-line therapy in acute myeloid leukemia (AML) and as a potential treatment for acute lung injury (ALI) in COVID-19 patients.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At March 31, 2021 and December 31, 2020, the Company had cash equivalents including money market funds, whose value is based on quoted market prices. At March 31, 2021 and December 31, 2020, the Company had short-term investments, including U.S. Treasury securities, whose value is based on quoted market prices. At March 31, 2021, the Company had long-term investments including U.S. Treasury securities, whose value is based on quoted market prices. Accordingly, these securities are classified as Level 1.

At March 31, 2021, the Company had short-term investments, including commercial paper and corporate bonds and on December 31, 2020, the Company had short-term investments including corporate bonds. At March 31, 2021, the Company had long-term investments including U.S. Treasury securities. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	March 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$26,990	$26,990	$—	$—
Total cash equivalents	26,990	26,990	—	—
Short-term investments
U.S. treasury securities	21,064	21,064	—	—
Commercial paper	57,524	—	57,524	—
Corporate bonds	34,310	—	34,310	—
Total short-term investments	112,898	21,064	91,834	—
Long-term investments
U.S. treasury securities	7,548	2,553	4,995	—
Total long-term investments	7,548	2,553	4,995	—
Total assets	$147,436	$50,607	$96,829	$—

	Fair Value Measurements
	December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,503	$1,503	$—	$—
Total cash equivalents	1,503	1,503	—	—
Short-term investments
U.S. treasury securities	28,715	28,715	—	—
Corporate bonds	3,258	—	3,258	—
Total short-term investments	31,973	28,715	3,258	—
Total assets	$33,476	$30,218	$3,258	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued research and development expenses	$2,168	$1,375
Accrued compensation	2,480	4,473
Accrued legal expenses	168	651
Other accrued liabilities	1,251	751
Total accrued liabilities	$6,067	$7,250

Revenue Recognition

Policy

The Company’s revenues generally consist of (i) contract and grant revenue - revenue generated under federal and private foundation grants and contracts, and (ii) collaboration and licensing revenue - revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements. Revenue is recognized in accordance with the criteria outlined in Accounting Standards Codification (ASC) 606 issued by the Financial Accounting Standards Board (FASB). Following this accounting pronouncement, a five-step approach is applied for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of BCV as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and 4 option segments) within this agreement, each of which has a single performance obligation. At present, all option segments (1 through 4) have been exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurs as qualifying research activities are conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The Company is currently performing under the fourth option segment of the contract during which the Company may receive up to a total of $4.6 million in expense reimbursement and fees. The second and third option segments were completed on August 20, 2020. The fourth option segment is scheduled to end on September 1, 2021.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. As a result of its acquisition of Oncoceutics, Inc. (Oncoceutics), the Company became the beneficiary of two federal grant programs and two grant programs with private foundations. At March 31, 2021, there is $0.1 million remaining to be funded on the federal grants. At March 31, 2021, the Company has a receivable balance of $0.1 million and a deferred revenue balance of $0.3 million related to these grants. Additionally, for the three months ended March 31, 2021, the Company recognized $0.2 million of grant revenue related to these grants.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2021, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three months ended March 31, 2021 and 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In addition to estimates discussed in other sections of this Quarterly Report on Form 10-Q, the most significant estimates in the Company’s consolidated financial statements relate to the valuation of stock options and the valuation allowance for deferred tax assets resulting from net operating losses. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Note 2. Investments

The following tables summarize the Company's debt investments (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$34,342	$—	$(32)	$34,310
U.S. treasury securities	28,614	3	(5)	28,612
Commercial paper	57,533	1	(10)	57,524
Total investments	$120,489	$4	$(47)	$120,446

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$3,256	$2	$—	$3,258
U.S. treasury securities	28,717	1	(3)	28,715
Total investments	$31,973	$3	$(3)	$31,973

The following tables summarize the Company's debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	March 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$32,066	$(32)	$—	$—	$32,066	$(32)
Commercial paper	50,936	(10)	—	—	50,936	(10)
U.S. treasury securities	11,013	(5)	—	—	11,013	(5)
Total	$94,015	$(47)	$—	$—	$94,015	$(47)
Number of securities with unrealized losses		34		—		34

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$16,598	$(3)	$—	$—	$16,598	$(3)
Total	$16,598	$(3)	$—	$—	$16,598	$(3)
Number of securities with unrealized losses		6		—		6

The Company periodically reviews available-for-sale debt investments for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At March 31, 2021, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale debt investments in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three months ended March 31, 2021 and 2020. Unrealized gains and losses on debt investments are recorded to unrealized (loss) gain on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at March 31, 2021 (in thousands):

Maturing in one year or less	$112,898
Maturing after one year through two years	7,548
Total debt investments	$120,446

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company's discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company's operating leases as of March 31, 2021 was 4.58 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $144,000 and $193,000, respectively, for the three months ended March 31, 2021 and 2020.

The discount rate implicit within the Company's leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of March 31, 2021, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of March 31, 2021 (in thousands):

Assets
Operating lease right-of-use assets	$2,717

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$105
Operating lease long-term liabilities (recorded within Lease-related obligations)	2,752
Total operating lease liabilities	$2,857

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of March 31, 2021
2021 (1)	$127
2022	715
2023	736
2024	759
2025	781
All remaining years	467
Total future minimum rental payments	$3,585
Less amount of lease payments representing interest	728
Total present value of lease payments	$2,857

(1)The Company entered into the Ninth Amendment of its lease for the Company's headquarters in Durham, North Carolina, which extended the term of the lease by 65 months to July 31, 2026. As part of the amendment, the Company is entitled to receive a rent abatement of the first 5 months of the new lease term which began on March 1, 2021. Additionally, the Ninth Amendment grants the Company a refurbishment allowance, which the Company expects to receive in 2021 after the refurbishment has been completed.

As of December 31, 2020, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2020
2021	$260
2022	715
2023	736
2024	759
2025	781
Thereafter	467
Total future minimum rental payments	$3,718
Less amount of lease payments representing interest	792
Total present value of lease payments	$2,926

For the three months ended March 31, 2021 and 2020, the Company made lease payments of approximately $133,000 and $178,000, respectively.

Sublease

The Company subleased 3,537 square feet of its office space under a non-cancelable operating lease that expired in February 2021. For the three months ended March 31, 2021 and 2020, the Company recognized approximately $12,000 and $18,000 of income, respectively, in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. As this lease has terminated, there are no future minimum rentals payments to be received.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA, the primary source of the Company's contract and grant revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. At March 31, 2021 and December 31, 2020, the Company had recorded a $38,000 provision for potential refundable amounts.

Note 4. Equity Transactions and Share-based Compensation

Common Stock

On January 20, 2021, we entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 11,765,000 shares (the Shares) of the Company’s common stock, par value $0.001 per share (the Common Stock). The price to the public in this offering was $8.50 per share, and the Underwriters agreed to purchase the Shares from the

Company pursuant to the Underwriting Agreement at a price of $7.99 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,764,750 additional shares of Common Stock at the public offering price. The net proceeds to the Company from this offering were approximately $107.8 million, as the Underwriters’ option to purchase additional shares was exercised in full, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on January 25, 2021.

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2021, the common stock reserved for issuance under the 2013 Plan was automatically increased by 2.5 million shares. As of March 31, 2021, there was a total of 2.6 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 710,000 shares of common stock pursuant to the exercise of stock options during the three months ended March 31, 2021. The Company issued no shares of common stock pursuant to the exercise of stock options during the three months ended March 31, 2020.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 3.9 million shares of common stock to be purchased under the ESPP, of which 2.6 million shares remained available for purchase as of March 31, 2021. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). On January 1, 2021, the common stock reserved for issuance under the ESPP was automatically increased by an additional 422,535 shares.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 260,000 and 177,000 shares of common stock pursuant to the ESPP during the three months ended March 31, 2021 and 2020, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued approximately 169,000 and 163,000 shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2021 and 2020, respectively.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expense	$1,377	$740
General and administrative expense	1,207	586
Total share-based compensation expense	$2,584	$1,326

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 as the Company incurred losses for the three month period ended March 31, 2021, and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At March 31, 2021, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

The Company is currently performing under the fourth option segment of the contract during which the Company may receive up to a total of $4.6 million in expense reimbursement and fees. The second and third option segments were completed on August 20, 2020. The fourth option segment is scheduled to end on September 1, 2021. Of the $75.8 million in expense reimbursement and $5.3 million in fees that the Company may receive, approximately $78.9 million in expense reimbursement and fees has been awarded. As of March 31, 2021, of the total funding the Company had invoiced an aggregate of $76.7 million with respect to the base performance segment and the four option segments. For the three months ended March 31, 2021 and 2020, the Company recognized revenue under this contract of $1.2 million and $1.2 million, respectively.

Cantex Pharmaceuticals, Inc.

On July 26, 2019, the Company entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize, for any and all uses, a glycosaminoglycan compound known as DSTAT, which is currently being studied for the treatment of acute myeloid leukemia and acute lung injury in patients with COVID-19. Under the terms of the license agreement, the Company is responsible for, and bear the future costs of, worldwide development and commercialization of DSTAT. In connection with the transaction, Cantex assigned to the Company all of its rights under its DSTAT supply agreements, including its bulk API agreement with Scientific Protein Laboratories LLC (SPL), including subsequent amendments, pursuant to which SPL will exclusively produce DSTAT for the Company through December 2040.

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

Note 7. Oncoceutics Acquisition

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

As consideration for the Merger, the Company (a) paid an upfront cash payment of approximately $25.0 million, subject to certain customary adjustments, (b) issued an aggregate of 8,723,769 shares of the Company's common stock, (c) issued a promissory note to the Securityholders' Representative in the principal amount of $14.0 million (the Seller Note), to be paid in cash, subject to the terms and conditions of the Merger Agreement and the Seller Note, upon the one year anniversary of the closing of the Merger, and (d) agreed to make contingent payments up to an aggregate of $360.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Merger Agreement, as well as additional tiered royalty payments based upon future net sales of ONC 201 and ONC 206 products, subject to certain reductions as set forth in the Merger Agreement, and a contingent payment in the event the Company receives any proceeds from the sale of a rare pediatric disease priority review voucher based on Oncoceutics' products. The closing payment may be adjusted after the closing, pursuant to procedures set forth in the Merger Agreement, in connection with the finalization of the cash, transaction expenses, debt and working capital amounts at closing. As of March 31, 2021, the Company has recorded an estimated liability of $0.2 million related to closing payment adjustments. This amount may be further adjusted based on final review from both parties.

The Company accounted for the Oncoceutics acquisition as an asset acquisition as the majority of the value of the assets acquired related to the ONC201 acquired in-process research and development (IPR&D) asset. In accordance with Accounting Standards Codification, or ASC, Subtopic 730-10-25, Accounting for Research and Development Costs, the up-front payments to acquire a new drug compound, as well as future milestone payments when paid or payable, are immediately expensed as acquired IPR&D in transactions other than a business combination provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Therefore, the portion of the purchase price that was allocated to the IPR&D assets acquired was immediately expensed. Other assets acquired and liabilities assumed, were recorded at fair value.

The following represents the consideration paid and purchase price allocation for the acquisition of Oncoceutics (in thousands, except for per share data):

Cash	$23,836
One-year closing anniversary payment	14,000

Shares common stock issued as consideration	8,723,769
Stock price per share on effective date	4.98
Value of estimated common stock consideration	43,445
Total consideration	$81,281

Net assets acquired	$(1,310)
IPR&D assets expensed	82,591
Total purchase price allocated	$81,281

Transaction costs expensed to IPR&D(1)	$299
Total IPR&D expensed	$82,890

(1) As a result of the asset acquisition accounting, the transaction costs associated with the acquisition should be included in the costs of the assets acquired. The primary asset acquired, the IPR&D asset, was expensed and the transaction related costs were included with and expensed with this asset. The transaction costs primarily included financial advisor fees, legal expenses and auditor expenses. Additionally, there were $0.6 million of expenses related to this acquisition recorded in the fourth quarter of 2020 to general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Note 8. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2021, and events which occurred subsequently but were not recognized in the financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (SEC) on February 25, 2021. Past operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW

Chimerix is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. Our three most advanced clinical-stage development programs are brincidofovir (BCV), ONC201 and dociparstat sodium (DSTAT). BCV is an antiviral drug candidate developed as a potential medical countermeasure for smallpox and is currently under review for regulatory approval in the United States. ONC201 is currently being investigated in a number of efficacy studies for recurrent H3 K27M-mutant glioma and a blinded independent central review, potentially sufficient for accelerated approval, when considered with the totality of the other safety and efficacy data, is expected later this year. DSTAT is in Phase 3 development as a potential first-line therapy in acute myeloid leukemia (AML) and as a potential treatment for acute lung injury (ALI) in COVID-19 patients.

Recent Developments

BCV Oral Treatment for Smallpox

We completed the rolling NDA submission for BCV tablets and for BCV suspension for the approval of BCV as a medical countermeasure for smallpox. In December 2020, we announced that the FDA had accepted the filing of the NDA. The FDA granted priority review and set a Prescription Drug User Fee Act (PDUFA) date of April 7, 2021. In February 2021, we received notification from the FDA that the PDUFA date for review of BCV as a medical countermeasure for smallpox has been moved to July 7, 2021.

On March 24, 2021, BARDA issued a Small Business Sources Sought Notice (SSN) seeking information on availabilities and capabilities for procuring, stockpiling, and investing in the development of FDA-approved smallpox antiviral(s) with alternative mechanism(s) of action to TPOXX®. We responded to the SSN with information on our relevant capabilities, experience and interest.

Oncoceutics Acquisition

On January 7, 2021, we acquired Oncoceutics, Inc. (Oncoceutics), a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of small molecule compounds. Oncoceutics’ lead product candidate, ONC201, selectively induced cell death in multiple cancer types in clinical trials. ONC201 is currently being evaluated in a registrational program for recurrent H3 K27M-mutant glioma and a blinded independent central review is expected in 2021.

Imipridones and ONC201

Imipridones are a potential new class of selective cancer therapies. Clinical trials of ONC201 in glioma patients with the H3 K27M-mutation are underway at several locations in the U.S. Based on discussions with the FDA, we plan to integrate data from ongoing ONC201 trials into a registration cohort with the potential for an NDA submission seeking accelerated approval. A Blinded Independent Central Review analysis of Overall Response Rate (ORR) is expected to take place in 2021 which, if favorable, may, alongside other supporting data including the safety, durability of response and other measures of clinical benefit, form the basis for an NDA submission seeking accelerated approval of ONC201 in the United States.

In addition, Phase 1 clinical trials for ONC206, the second product candidate in Oncoceutics' pipeline, were recently initiated and IND-enabling work for a third imipridone candidate, ONC212, is ongoing.

Dociparstat for the Treatment of Acute Lung Injury (ALI) in COVID-19 Patients

In late April we received data from the second cohort of our ongoing Phase 2 study of DSTAT for COVID-19 patients. Of the 12 patients enrolled, eight received a 4mg/kg bolus dose of DSTAT followed by a continuous infusion of 0.325mg/kg/hour (as opposed to 0.25mg/kg/hr in cohort one), three received placebo and one additional placebo patient withdrew. The trial enrolled patients with either NIAID 3 (more severe at baseline) or NIAID 4 (less severe at baseline) disease. None of the patients treated with placebo entered the trial with more severe disease while two DSTAT patients were identified with more severe disease at baseline. One patient randomized to DSTAT required transfer to the ICU within 24 hours of admission, along with discontinuation of DSTAT due to prohibited concomitant medications and died after the day 28 endpoint. One patient randomized to placebo withdrew consent before treatment. All remaining seven patients receiving DSTAT and three patients receiving placebo recovered by day 28. As with the first cohort, the ability to gain insight into efficacy signals in this cohort is limited due to the small sample size and random demographic imbalances. Supportive biomarker analysis will be performed as those results are available. The Data Safety Monitoring Board recommended advancing to cohort three, which will include approximately 50 patients, at the higher cohort two dose. Contingent upon positive results from the Phase 2 study, the Phase 3 portion of the study will enroll approximately 450 patients.

Dociparstat for First-Line Acute Myeloid Leukemia (AML)

During 2020, we conducted an end of Phase 2 meeting with the FDA related to our development of DSTAT in AML, which informed the design of the Phase 3 trial. We are currently enrolling in our 570-subject Phase 3 Dociparstat in AML with Standard Chemotherapy (DASH AML) study of DSTAT for the treatment of AML.

In order to supplement the previously reported data from pilot and Phase 2 studies and further evaluate DSTAT’s potential mechanism of action, DASH AML includes an early assessment of comparative CR and MRD rates among the first 80 evaluable patients.

The data from the first 80 evaluable patients of the trial are expected to be unblinded, reported publicly, and available for ongoing analysis of later endpoints. However, in the event that the independent DMC determines that exceptional pre-specified thresholds have been achieved, the DMC will have the discretion to recommend the continuation of the study while maintaining blinding, which would allow inclusion of these patients in the final analysis.

Public Offering of Common Stock

In January 2021, we entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 11,765,000 shares (the Shares) of the Company’s common stock, par value $0.001 per share (the Common Stock). The price to the public in this offering is $8.50 per share, and the Underwriters agreed to purchase the Shares pursuant to the Underwriting Agreement at a price of $7.99 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,764,750 additional shares of Common Stock at the public offering price which was exercised in full. The net proceeds to the Company from this offering were approximately $107.8 million after deducting underwriting discounts and commissions and estimated offering expenses. The offering closed on January 25, 2021.

Appointment of Ms. Vicki Vakiener to Board of Directors

On April 26, 2021, Vicki Vakiener was appointed to the Company’s board of directors. Ms. Vakiener currently serves as Chief Commercial Officer of Epizyme, Inc., where she leads the company’s commercial efforts and has overseen the successful launch of Tazemetostat in two indications. During her more than 20 years of experience in oncology, Ms. Vakiener has held positions of leadership across Johnson & Johnson’s pharmaceuticals and diagnostics businesses. Most recently, Ms. Vakiener was the Vice President and Oncology Global Commercial Leader for Prostate Cancer at Janssen and led a cross-functional team to develop and execute the global commercial strategy for its portfolio of late stage and early pipeline compounds. Ms. Vakiener also previously served as the Vice President of Oncology Marketing at Janssen Oncology U.S., where she directed all marketing activities for ZYTIGA, IMBRUVICA, DARZALEX and YONDELIS and drove launch planning for ERLEADA® and ZEJULA®.

Business Development Review

In addition to our transactions with Cantex, SymBio and Oncoceutics, management is continuing to conduct a review and assessment of potential transaction opportunities with the goal of building our product candidate pipeline, including, but not limited to, licensing, merger or acquisition transactions, issuing or transferring shares of common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at maximizing stockholder value. There can be no assurance that this review will result in the identification or consummation of any additional transaction.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from a government grant and contract and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments, which have all been exercised. The contract is a cost-plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the fourth option segment of the contract during which we may receive up to a total of $4.6 million in expense reimbursement and fees. The second and third option segments were completed on August 20, 2020. The fourth option segment is scheduled to end on September 1, 2021. As of March 31, 2021, of the total funding the Company had invoiced an aggregate of $76.7 million with respect to the base performance segment and the four option segments. Under the BARDA contract, we recognized revenue of $1.2 million and $1.2 million during the three months ended March 31, 2021 and 2020, respectively.

Following the acquisition of Oncoceutics, Chimerix has continued the on-going work pursuant to two separate U.S. government grants and two separate private foundation grants awarded to Oncoceutics. At March 31, 2021, there is $0.1 million remaining to be funded on the federal grants. At March 31, 2021, the Company has a receivable balance of $0.1 million and a deferred revenue balance of $0.3 million related to these grants. Additionally, for the three months ended March 31, 2021, the Company has recognized $0.2 million of grant revenue related to these grants.

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

	Three Months Ended March 31,
	2021	2020
Direct research and development expenses	$5,265	$4,947
Research and development personnel costs - excluding stock-based compensation	4,462	2,603
Research and development personnel costs - stock-based compensation	1,377	740
Indirect research and development expenses	758	659
Total research and development expenses	$11,862	$8,949

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

Imipridones program

In January 2021, we acquired Oncoceutics. In connection with the transaction, we recorded $82.9 million of acquired in-process research and development expenses for the three months ended March 31, 2021, which included $25.0 million for an upfront payment to Oncoceutics, $43.4 million related to the fair value of 8,723,769 shares common stock issued to Oncoceutics, a $14.0 million promissory note due on the one-year anniversary of the acquisition, and $0.3 million related to transaction costs consisting primarily of legal and professional fees. As we continue to develop and prepare Oncoceutics’ lead compound, ONC201, for a U.S. regulatory approval, we expect to incur significant research and development expense. We also plan to incur development expenses in connection with the continued development of other Oncoceutics compounds, including ONC206 and ONC212.

Dociparstat sodium (DSTAT)

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

Interest Income and Other, Net

Interest income and other, net consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments.

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $2.6 million and $1.3 million was recognized in the three months ended March 31, 2021 and 2020, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. There have been no material changes during the three months ended March 31, 2021 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and March 31, 2020, together with the changes in those items (in thousands, except percentages):

	Three Months Ended March 31,		Dollar Change	% Change
	2021	2020	Increase/(Decrease)
Revenues:
Contract and grant revenue	$1,433	$1,171	$262	22.4%
Licensing revenue	2	70	(68)	(97.1)
Total revenues	1,435	1,241	194	15.6%
Operating expenses:
Research and development	11,862	8,949	2,913	32.6%
General and administrative	4,136	3,205	931	29.0%
Acquired in-process research and development	82,890	—	82,890	*
Total operating expenses	98,888	12,154	86,734	713.6%
Loss from operations	(97,453)	(10,913)	(86,540)	793.0%
Other income:
Interest income and other, net	38	493	(455)	(92.3)%
Net loss	$(97,415)	$(10,420)	$(86,995)	834.9%

* Not meaningful or not calculable

Contract and Licensing Revenue

For the three months ended March 31, 2021, total contract revenue increased to $1.4 million compared to $1.2 million for the three months ended March 31, 2020. The increase of $0.3 million, or 22.4%, is primarily attributable to grant revenue from the newly acquired ONC201 compound.

Research and Development Expenses

For the three months ended March 31, 2021, our research and development expenses increased to $11.9 million compared to $8.9 million for the three months ended March 31, 2020. The increase of $2.9 million, or 32.6%, is primarily related to the following:

•an increase of $2.5 million in total compensation expense, of which $0.6 million relates to non-cash stock compensation, as headcount increased related to the retention of legacy Oncoceutics employees and hiring of additional employees to further support development of our current pipeline;
•an increase of $1.1 in clinical and consulting expenses primarily related to the development of ONC201 in recurrent H3 K27M-mutant glioma and preparation for the Blinded Independent Center Review in 2021;
•an increase of $1.0 million related to the conduct of the Phase 2 trial to assess DSTAT for acute lung injury in COVID-19 patients; and
•an increase of $0.8 million in clinical trial expenses related to DASH, our Phase 3 clinical trial to assess DSTAT for first-line treatment of AML; offset by
•a decrease of $2.1 million in DSTAT chemistry, manufacturing, and animal studies as the compound progressed into clinical trials for AML and acute lung injury; and
•a net decrease of $0.4 million in brincidofovir program expenses primarily related to a $1.0 million decrease related to the conclusion of animal studies and the expanded access program, offset by an increase of $0.6 million in drug manufacturing and analytical expenses.

General and Administrative Expenses

For the three months ended March 31, 2021, our general and administrative expenses increased to $4.1 million compared to $3.2 million for the three months ended March 31, 2020. The increase of $0.9 million, or 29.0%, is primarily related to the following:

•an increase of $0.9 million in total compensation expense, of which $0.6 million relates to non-cash stock compensation, as headcount increased related to the retention of legacy Oncoceutics employees.

Acquired In-process Research and Development Expenses

In connection with our acquisition of Oncoceutics in January 2021, we recorded a total of $82.9 million of acquired in-process research and development expenses for the three months ended March 31, 2021, which included $25.0 million for an upfront payment to Oncoceutics, $43.4 million related to the fair value of the 8,723,769 shares of common stock issued to Oncoceutics, a $14.0 million promissory note due on the one-year anniversary of the acquisition and $0.3 million related to transaction costs consisting primarily of legal and professional fees.

Interest Income and Other, Net

For the three months ended March 31, 2021, our interest income decreased to $38,000 compared to $0.5 million for the three months ended March 31, 2020. This decrease is attributable to decreased interest earned on our cash and investments and amortization of our investment premium balances offsetting interest earned.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had capital available to fund operations of approximately $152.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of March 31, 2021, we had an accumulated deficit of $809.8 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

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

On January 20, 2021, we entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 11,765,000 shares (the Shares) of the Company’s common stock, par value $0.001 per share (the Common Stock). The price to the public in this offering was $8.50 per share, and the Underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $7.99 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,764,750 additional shares of Common Stock at the public offering price. The net proceeds to the Company from this offering were approximately $107.8 million, as the Underwriters’ option to purchase additional shares was exercised in full, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on January 25, 2021.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash sources and uses:
Net cash used in operating activities	$(37,896)	$(10,820)
Net cash (used in) provided by investing activities	(88,716)	18,243
Net cash provided by financing activities	111,703	229
Net (decrease) increase in cash and cash equivalents	$(14,909)	$7,652

Operating Activities

Net cash used in operating activities of $37.9 million for the three months ended March 31, 2021 was primarily the result of our $97.4 million net loss and the change in operating assets and liabilities, partially offset by add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in prepaid expenses and other assets of $0.3 million, an increase in accounts receivable of $0.2 million and a decrease of $0.3 million in accounts payable and accrued liabilities. Non-cash expenses included add-backs of $43.4 million for the fair value of common stock issued in relation to the Oncoceutics acquisition, $14.0 million for the note payable due on the one-year anniversary of the Oncoceutics acquisition, $2.6 million for share-based compensation and $0.1 million of depreciation of property and equipment and $0.1 million of amortization of discount/premium on investments. Net cash used in operating activities of $10.8 million for the three months ended March 31, 2020 was primarily the result of our $10.4 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease of $2.5 million in accounts payable and accrued liabilities, partially offset by a decrease in prepaid expenses and other assets of $0.8 million and a decrease in accounts receivable of $0.2 million related to work on the BARDA contract. Non-cash expenses included add-backs of $1.3 million for share-based compensation and $0.1 million of depreciation of property and equipment, offset by $0.2 million of amortization of discount/premium on investments.

Investing Activities

Net cash used in investing activities of $88.7 million for the three months ended March 31, 2021 was primarily the result of the purchase of $91.9 million in short-term investments and the purchase of $7.6 million in long-term investments, partially offset by the maturity of $8.9 million in short-term investments and the sale of $2.0 million in short-term investments. Net cash provided by investing activities of $18.2 million for the three months ended March 31, 2020 was primarily the result of the maturity of $45.9 million in short-term investments, partially offset by the purchase of $27.7 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $111.7 million for the three months ended March 31, 2021 was primarily the result of $107.8 million in proceeds from the issuance of common stock and $3.9 million in proceeds from the exercise of stock options and stock purchases through our ESPP. Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2020 was primarily the result of $0.2 million in proceeds from stock purchases through our ESPP.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed by us with the SEC on February 25, 2021.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three months ended March 31, 2021 or March 31, 2020.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2021, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.        RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021.

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing brincidofovir (BCV) for the treatment of smallpox, ONC201 for the treatment of recurrent H3 K27M-mutant glioma and dociparstat (DSTAT) for the treatment of acute myeloid leukemia (AML) and the treatment of acute lung injury (ALI) in COVID-19 patients. We have incurred significant net losses in each year since our inception, including net losses of $97.4 million and $10.4 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of approximately $809.8 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We may continue to incur losses and negative cash flows for the foreseeable future. The size of any loss will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial expenses as we seek to:

•continue development and manufacturing activities related to imipridones, including ONC201 for the treatment of recurrent H3 K27M-mutant glioma, and other potential indications;
•continue development and manufacturing activities related to DSTAT for the treatment of AML, the treatment of ALI in COVID-19 patients, and other potential indications;
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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize product candidates. We may not generate revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

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

We have not marketed, distributed or sold any products. Our product candidates are ONC201, which we are developing for the treatment of recurrent H3 K27M-mutant glioma, DSTAT, which we are developing for the treatment of AML, the treatment of ALI in COVID-19 patients, and other potential indications and BCV, which we continue to develop for the treatment of smallpox as a medical countermeasure. We are in late stage clinical development for both ONC201 and DSTAT. The new drug application (NDA) for BCV as a medical countermeasure for the treatment of smallpox is currently under FDA review and has a PDUFA date of July 7, 2021.

There is no guarantee that our current or future clinical trials will be approved by regulators, and no guarantee that they will be completed or, if completed, will be successful, or if successful, will result in an approval for the sale of any of our product candidates. The success of each of DSTAT, ONC201 and BCV will depend on several factors, including the following:

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

We have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for our most advanced clinical candidates: BCV, ONC201 and DSTAT.

We have never obtained regulatory approval for a drug. It is possible that the FDA and/or foreign health authorities, such as the EMA, may refuse to accept our NDA (or corresponding foreign application) for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of any of our lead clinical candidates.

Through our continuing development contract with BARDA, we completed the second rabbitpox efficacy study as well as a pivotal efficacy study in the mouse model (ectromelia virus). We believe that efficacy data from these models could support the approval of BCV for the treatment of smallpox. The NDA for BCV is currently under review by FDA and has a PDUFA date of July 7, 2021.

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

In particular, based on discussions with the FDA, we plan to integrate data from ongoing ONC201 trials into a registration cohort with the potential for an NDA submission seeking accelerated approval of ONC201 in the United States. Recently, the FDA has announced that the agency’s Oncology Center of Excellence was reassessing the marketing authorizations for several oncology medicines that received accelerated approvals where their confirmatory clinical trials did not demonstrate clinical benefit. It is possible that the occurrence or outcome of such reassessment may make it more difficult for us to apply for or obtain accelerated approval for ONC201 based on data from ongoing trials of our clinical candidates ONC201, DSTAT and ONC206.

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

The FDA may determine that ONC201, BCV and any of our other product candidates, if approved, do not meet the eligibility criteria for a priority review voucher.

Upon regulatory approval of a product candidate for a rare pediatric disease, neglected tropical disease, or medical countermeasure, the FDA may award to the sponsor of the treatment a transferable voucher that enables the bearer to priority review of another product candidate.

The FDA has granted rare pediatric disease designation to ONC201 for treatment of H3 K27M-mutant glioma. Designation of a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act (FDCA), we will need to request a rare pediatric disease priority review voucher in our original NDA for ONC201. The FDA may determine that an NDA for ONC201, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

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

Similar risks apply to any of our other product candidates that may be eligible for a priority review voucher. For example, the FDA has accepted the filing of our NDA for the approval of BCV as a medical countermeasure for smallpox. The 21st Century

Cures Act of 2016 established a priority review voucher program for medical countermeasures intended for use to prevent or treat harm from a biological, chemical, radiological, or nuclear agent determined by the Department of Homeland Security to be a material threat. However, recently passed legislation has altered the eligibility requirements for the priority review voucher. In order to be eligible for a medical countermeasure priority review voucher, a product candidate must be a drug for which an active moiety (including any ester thereof) has not been previously approved by the FDA. Accordingly, the FDA may determine that because BCV contains an active moiety (cidofovir) that has been previously approved by the FDA, we are not eligible for a priority review voucher upon any regulatory approval of BCV as a medical countermeasure for smallpox.

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

We remain in discussions with BARDA regarding the potential to supply BCV to the SNS, and on March 24, 2021, BARDA issued a Small Business Sources Sought Notice (SSN) seeking information on availabilities and capabilities for procuring, stockpiling, and investing in the development of FDA-approved smallpox antiviral(s) with alternative mechanism(s) of action to TPOXX®. We responded to the SSN with information on our relevant capabilities, experience and interest; however, there can be no assurances that a future RFP for BCV procurement will be issued.

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

We may face disruptions that may affect our ability to initiate and complete clinical trials including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates and laboratory supplies for planned and ongoing clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring, data collection, data integrity and data analysis may be paused or delayed or negatively impacted due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. We may face manufacturing disruptions or disruptions related to the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites.

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

Based upon shares of common stock outstanding as of March 31, 2021, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 18.6% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
2.1(1)*+	Agreement and Plan of Merger, dated January 7, 2021, by and among the Company, Oncoceutics, Merger Sub and Fortis Advisors, LLC, solely in its capacity as Securityholders' Representative.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Form of Common Stock Certificate of the Registrant.

10.1(1)	Promissory Noted, dated January 7, 2021, by and between the Company and Fortis Advisors, LLC, solely in its capacity as Securityholders' Representative.

10.2
Contract modification No. 65, dated April 16, 2021, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

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

*Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

+ Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the Company if publicly disclosed.

(1)Incorporated by reference to the corresponding exhibit in Chimerix, Inc.'s Current Report on Form 8-K (No. 001-35867), filed with the SEC on January 13, 2021.

(2)Incorporated by reference to the corresponding exhibit in Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(3)Incorporated by reference to the corresponding exhibit in Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

May 6, 2021	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer

May 6, 2021	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Business and Financial Officer