Form 10-Q
period 2021-06-30
CHIMERIX INC
filed 2021-08-05
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 86,249,744.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

Unless otherwise mentioned or unless the context indicates otherwise, as used in this prospectus, the terms “Chimerix,” “the Company,” “we,” “us” and “our” refer to Chimerix, Inc., a Delaware corporation. We have obtained a registered trademark for Chimerix® and TEMBEXA® in the United States. All other trademarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$25,445	$46,989
Short-term investments, available-for-sale	106,584	31,973
Accounts receivable	36	340
Prepaid expenses and other current assets	4,185	2,356
Total current assets	136,250	81,658
Long-term investments	7,535	—
Property and equipment, net of accumulated depreciation	298	214
Operating lease right-of-use assets	2,612	2,825
Other long-term assets	30	26
Total assets	$146,725	$84,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,457	$1,283
Accrued liabilities	9,465	7,250
Note payable	14,000	—
Total current liabilities	24,922	8,533
Lease-related obligations	2,654	2,814
Total liabilities	27,576	11,347

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 86,249,744 and 62,816,039 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	86	63
Additional paid-in capital	946,612	785,673
Accumulated other comprehensive loss, net	(11)	—
Accumulated deficit	(827,538)	(712,360)
Total stockholders’ equity	119,149	73,376
Total liabilities and stockholders’ equity	$146,725	$84,723

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Contract and grant revenue	$390	$1,396	$1,823	$2,567
Licensing revenue	1	6	3	76
Total revenues	391	1,402	1,826	2,643
Operating expenses:
Research and development	13,798	8,578	25,660	17,527
General and administrative	4,408	3,110	8,544	6,315
Acquired in-process research and development	—	—	82,890	—
Total operating expenses	18,206	11,688	117,094	23,842
Loss from operations	(17,815)	(10,286)	(115,268)	(21,199)
Other income:
Interest income and other, net	52	270	90	763
Net loss	(17,763)	(10,016)	(115,178)	(20,436)
Other comprehensive loss:
Unrealized gain (loss) on debt investments, net	32	141	(11)	95
Comprehensive loss	$(17,731)	$(9,875)	$(115,189)	$(20,341)
Per share information:
Net loss, basic and diluted	$(0.21)	$(0.16)	$(1.38)	$(0.33)
Weighted-average shares outstanding, basic and diluted	86,225,836	62,042,778	83,231,600	61,892,407

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	62,816,039	$63	$785,673	$—	$(712,360)	$73,376
Share-based compensation	—	—	2,584	—	—	2,584
Exercise of stock options	710,132	1	3,529	—	—	3,530
Employee stock purchase plan purchases	259,837	—	330	—	—	330
RSU stock issuance	168,752	—	—	—	—	—
Issuance of common stock related to asset acquisition	8,723,769	9	43,436	—	—	43,445
Issuance of common stock, net of issuance costs of $7.2 million	13,529,750	13	107,829	—	—	107,842
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(97,415)	(97,415)
Total comprehensive loss						(97,458)
Balance, March 31, 2021	86,208,279	$86	$943,381	$(43)	$(809,775)	$133,649
Share-based compensation	—	—	3,112	—	—	3,112
Exercise of stock options	41,465	—	119	—	—	119
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	32	—	32
Net loss	—	—	—	—	(17,763)	(17,763)
Total comprehensive loss						(17,731)
Balance, June 30, 2021	86,249,744	$86	$946,612	$(11)	$(827,538)	$119,149

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	61,590,013	$62	$778,693	$35	$(668,838)	$109,952
Share-based compensation	—	—	1,326	—	—	1,326
Employee stock purchase plan purchases	177,193	—	229	—	—	229
RSU stock issuance	163,133	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(10,420)	(10,420)
Total comprehensive loss						(10,466)
Balance, March 31, 2020	61,930,339	$62	$780,248	$(11)	$(679,258)	$101,041
Share-based compensation	—	—	1,391	—	—	1,391
Exercise of stock options	242,079	—	578	—	—	578
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	141	—	141
Net loss	—	—	—	—	(10,016)	(10,016)
Total comprehensive loss						(9,875)
Balance, June 30, 2020	62,172,418	$62	$782,217	$130	$(689,274)	$93,135

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(115,178)	$(20,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	105	216
Amortization of discount/premium on investments	402	(277)
Share-based compensation	5,696	2,717
Fair value of common stock issued related to asset acquisition	43,445	—
Note payable related to asset acquisition	14,000	—
Gain on sale of investments	(2)	—
Lease-related amortization	292	(43)
Changes in operating assets and liabilities:
Accounts receivable	304	866
Prepaid expenses and other assets	(1,832)	809
Accounts payable and accrued liabilities	2,149	(2,546)
Net cash used in operating activities	(50,619)	(18,694)

Cash flows from investing activities:
Purchases of property and equipment	(188)	(11)
Purchases of short-term investments	(100,860)	(27,652)
Purchases of long-term investments	(7,554)	—
Proceeds from sales of short-term investments	2,007	1,498
Proceeds from maturities of short-term investments	23,850	80,652
Net cash (used in) provided by investing activities	(82,745)	54,487

Cash flows from financing activities:
Proceeds from exercise of stock options	3,648	578
Proceeds from employee stock purchase plan	330	229
Proceeds from issuance of common stock, net of commissions	107,842	—
Net cash provided by financing activities	111,820	807
Net (decrease) increase in cash and cash equivalents	(21,544)	36,600
Cash and cash equivalents:
Beginning of period	46,989	16,901
End of period	$25,445	$53,501

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. In June 2021, the U.S. FDA approved TEMBEXA (brincidofovir) for the treatment of smallpox as a medical countermeasure. Our two most advanced clinical-stage development programs are ONC201 and dociparstat sodium (DSTAT). ONC201 is currently being investigated in a number of clinical studies for recurrent H3 K27M-mutant glioma and an efficacy analysis by blinded independent central review, potentially sufficient for accelerated approval in the United States, when considered with the totality of the other safety and efficacy data, is expected in the fourth quarter of 2021. DSTAT is in Phase 3 development as a potential first-line therapy in acute myeloid leukemia (AML).

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At June 30, 2021 and December 31, 2020, the Company had cash equivalents including money market funds, whose value is based on quoted market prices. At June 30, 2021 and December 31, 2020, the Company had short-term investments, including U.S. Treasury securities, whose value is based on quoted market prices. At June 30, 2021, the Company had long-term investments including U.S. Treasury securities, whose value is based on quoted market prices. Accordingly, these securities are classified as Level 1.

At June 30, 2021, the Company had short-term investments, including commercial paper, and corporate bonds, and on December 31, 2020, the Company had short-term investments including corporate bonds. At June 30, 2021, the Company had long-term investments including U.S. Treasury securities. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	June 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$21,151	$21,151	$—	$—
Total cash equivalents	21,151	21,151	—	—
Short-term investments
U.S. treasury securities	8,012	8,012	—	—
Commercial paper	57,760	—	57,760	—
Corporate bonds	40,812	—	40,812	—
Total short-term investments	106,584	8,012	98,572	—
Long-term investments
Certificates of deposit	—	—	—	—
U.S. treasury securities	7,535	2,543	4,992	—
Total long-term investments	7,535	2,543	4,992	—
Total assets	$135,270	$31,706	$103,564	$—

	Fair Value Measurements
	December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,503	$1,503	$—	$—
Total cash equivalents	1,503	1,503	—	—
Short-term investments
U.S. treasury securities	28,715	28,715	—	—
Corporate bonds	3,258	—	3,258	—
Total short-term investments	31,973	28,715	3,258	—
Total assets	$33,476	$30,218	$3,258	$—

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued research and development expenses	$3,620	$1,375
Accrued compensation	4,093	4,473
Accrued legal expenses	242	651
Other accrued liabilities	1,510	751
Total accrued liabilities	$9,465	$7,250

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of TEMBEXA as a medical countermeasure in the event of a smallpox release. Under the contract, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment is solely at the discretion of BARDA. The Company assessed the services in accordance with the authoritative guidance and concluded that there is a potential of 5 separate contracts (1 base segment and 4 option segments) within this agreement, each of which has a single performance obligation. At present, all option segments (1 through 4) have been exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, is allocated to the single performance obligation for each contract. The transaction price is recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurs as qualifying research activities are conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction is estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoices BARDA monthly as costs are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The Company is currently performing under the fourth option segment of the contract during which the Company may receive up to a total of $4.6 million in expense reimbursement and fees. The second and third option segments were completed on August 20, 2020. The fourth option segment is scheduled to end on September 1, 2021.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. As a result of its acquisition of Oncoceutics, Inc. (Oncoceutics), the Company became the beneficiary of two federal grant programs and two grant programs with private foundations. At June 30, 2021, there is $0.1 million remaining to be funded on the federal grants. At June 30, 2021, the Company has a receivable balance of $2,000 and a deferred revenue balance of $0.2 million related to these grants. Additionally, for the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.4 million of grant revenue related to these grants, respectively.

SymBio Pharmaceuticals

On September 30, 2019, the Company entered into a license agreement with SymBio Pharmaceuticals Limited (SymBio) under which the Company granted SymBio exclusive worldwide rights to develop, manufacture and commercialize TEMBEXA for all human indications, excluding the prevention and treatment of orthopoxviruses, including smallpox. The Company assessed the agreement in accordance with the authoritative guidance and concluded that the SymBio contract includes multiple performance obligations. The SymBio contract has one fixed transaction amount of a $5.0 million upfront payment received in October 2019 and several variable transaction amounts, up to $180 million, due to the Company at certain regulatory and commercial milestones, along with low double-digit percent royalties based on net sales of TEMBEXA. All variable transaction amounts are fully constrained, therefore the allocated transaction price is $5.0 million. The majority of the transaction price of the contract has been allocated to the combined performance obligation of the granting of the license to TEMBEXA and associated technology transfer which was recognized when the technology transfer was completed in the fourth quarter of 2019. The revenue from regulatory and commercial milestones and royalties from net sales will be recognized upon the occurrence of the triggering events or when those transaction amounts are no longer fully constrained.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through June 30, 2021, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and six months ended June 30, 2021 and 2020.

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

Note 2. Investments

The following tables summarize the Company's debt investments (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$40,821	$2	$(11)	$40,812
U.S. treasury securities	15,554	1	(8)	15,547
Commercial paper	57,755	6	(1)	57,760
Total investments	$114,130	$9	$(20)	$114,119

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$3,256	$2	$—	$3,258
U.S. treasury securities	28,717	1	(3)	28,715
Total investments	$31,973	$3	$(3)	$31,973

The following tables summarize the Company's debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	June 30, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$30,714	$(11)	$—	$—	$30,714	$(11)
Commercial paper	10,493	(1)	—	—	10,493	(1)
U.S. treasury securities	4,992	(8)	—	—	4,992	(8)
Total	$46,199	$(20)	$—	$—	$46,199	$(20)
Number of securities with unrealized losses		16		—		16

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$16,598	$(3)	$—	$—	$16,598	$(3)
Total	$16,598	$(3)	$—	$—	$16,598	$(3)
Number of securities with unrealized losses		6		—		6

The Company periodically reviews available-for-sale debt investments for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At June 30, 2021, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale debt investments in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three and six months ended June 30, 2021 and 2020. Unrealized gains and losses on debt investments are recorded to unrealized (loss) gain on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at June 30, 2021 (in thousands):

Maturing in one year or less	$106,584
Maturing after one year through two years	7,535
Total debt investments	$114,119

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company's discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company's operating leases as of June 30, 2021 was 5.09 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $172,000 and $173,000, respectively, for the three months ended June 30, 2021 and 2020 and $317,000 and $366,000 for the six months ended June 30, 2021 and 2020, respectively.

The discount rate implicit within the Company's leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of June 30, 2021, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of June 30, 2021 (in thousands):

Assets
Operating lease right-of-use assets	$2,612

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$351
Operating lease long-term liabilities (recorded within Lease-related obligations)	2,654
Total operating lease liabilities	$3,005

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of June 30, 2021
2021 (1)	$219
2022	715
2023	736
2024	759
2025	781
All remaining years	467
Total future minimum rental payments	$3,677
Less amount of lease payments representing interest	672
Total present value of lease payments	$3,005

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

For the three months ended June 30, 2021 and 2020, the Company made lease payments of approximately $37,000 and $180,000, respectively, and for the six months ended June 30, 2021 and 2020, the Company made lease payments of approximately $170,000 and $357,000, respectively.

Sublease

The Company subleased 3,537 square feet of its office space under a non-cancelable operating lease that expired in February 2021. For the three and six months ended June 30, 2021, the Company recognized $0 and approximately $12,000 of income, respectively, and for the three and six months ended June 30, 2020, the Company recognized approximately $18,000 and $35,000 of income, respectively, in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. As this lease has terminated, there are no future minimum rentals payments to be received.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA, the primary source of the Company's contract and grant revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. At June 30, 2021 and December 31, 2020, the Company had recorded a provision for potential refundable amounts of $52,000 and $38,000, respectively.

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

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2021, the common stock reserved for issuance under the 2013 Plan was automatically increased by 2.5 million shares. As of June 30, 2021, there was a total of 2.2 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 41,000 and 752,000 shares of common stock pursuant to the exercise of stock options during the three and six months ended June 30, 2021, respectively. The Company issued 242,000 shares of common stock pursuant to the exercise of stock options during each of the three and six months ended June 30, 2020.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 3.9 million shares of common stock to be purchased under the ESPP, of which 2.6 million shares remained available for purchase as of June 30, 2021. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). On January 1, 2021, the common stock reserved for issuance under the ESPP was automatically increased by an additional 422,535 shares.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 260,000 and 177,000 shares of common stock pursuant to the ESPP during the six months ended June 30, 2021 and 2020, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued no shares and approximately 169,000 shares of common stock pursuant to the vesting of RSUs during the three and six months ended June 30, 2021, respectively. The Company issued no shares and approximately 163,000 shares of common stock pursuant to the vesting of RSUs during the three and six months ended June 30, 2020, respectively.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense	$1,765	$725	$3,142	$1,465
General and administrative expense	1,347	666	2,554	1,252
Total share-based compensation expense	$3,112	$1,391	$5,696	$2,717

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 as the Company incurred losses for the six month period ended June 30, 2021, and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At June 30, 2021, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 6. Significant Agreements

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of TEMBEXA as a medical countermeasure in the event of a smallpox release. Under the contract, BARDA will reimburse the Company, plus pay a fixed fee, for the research and development of TEMBEXA as a broad-spectrum therapeutic antiviral for the treatment of smallpox infections. The contract consists of an initial performance period, referred to as the base performance segment, plus up to four extension periods, referred to as option segments, of which all have been exercised. Under the contract as currently in effect, the Company may receive up to $75.8 million in expense reimbursement and $5.3 million in fees.

The Company is currently performing under the fourth option segment of the contract during which the Company may receive up to a total of $4.6 million in expense reimbursement and fees. The second and third option segments were completed on August 20, 2020. The fourth option segment is scheduled to end on September 1, 2021. Of the $75.8 million in expense reimbursement and $5.3 million in fees that the Company may receive, approximately $78.9 million in expense reimbursement and fees has been awarded. As of June 30, 2021, of the total funding the Company had invoiced an aggregate of $77.0 million with respect to the base performance segment and the four option segments. For the three months ended June 30, 2021 and 2020, the Company recognized revenue under this contract of $0.3 million and $1.4 million, respectively, and for the six months ended June 30, 2021 and 2020, the Company recognized revenue under this contract of $1.5 million and $2.6 million, respectively.

Cantex Pharmaceuticals, Inc.

In July 2019, the Company entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize, for any and all uses, a glycosaminoglycan compound known as DSTAT, which is currently being studied for the treatment of acute myeloid leukemia. Under the terms of the license agreement, the Company is responsible for, and bears the future costs of, worldwide development and commercialization of DSTAT. In connection with the transaction, Cantex assigned to the Company all of its rights under its DSTAT supply agreements, including its bulk API agreement with Scientific Protein Laboratories LLC (SPL), including subsequent amendments, pursuant to which SPL will exclusively produce DSTAT for the Company through December 2040.

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

SymBio Pharmaceuticals

On September 30, 2019, the Company entered into a license agreement with SymBio under which the Company granted SymBio exclusive worldwide rights to develop, manufacture and commercialize TEMBEXA for all human indications, excluding the prevention and treatment of orthopoxviruses, including smallpox. Under the terms of the license agreement, SymBio will be responsible for, and bear the future costs of, worldwide development and commercialization of TEMBEXA in the licensed indications. Either party may terminate the license agreement upon the occurrence of a material breach by the other party (subject to standard cure periods). SymBio may also terminate the license agreement without cause on a country-by-country basis upon ninety days' prior notice.

In exchange for the license to SymBio under the Company's TEMBEXA rights, the Company received an upfront payment of $5.0 million in October 2019. In addition, the Company is eligible to receive up to $180.0 million in clinical, regulatory and commercial milestones worldwide, as well as low double-digit percent royalties based on net sales of TEMBEXA. Since entering into the license agreement in September 2019, the Company has recognized all of the $5.0 million upfront payment.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan.

CR Sanjiu Agreement

In December 2020, Oncoceutics entered into a license, development and commercialization agreement with China Resources Sanjiu Medical & Pharmaceutical Co., Ltd. (CR Sanjiu). Oncoceutics granted CR Sanjiu an exclusive royalty bearing license to develop and commercialize ONC201 in China. The Company is entitled to receive up to $5.0 million in nonrefundable regulatory milestone payments. The Company is entitled to tiered royalties based on the aggregate annual net sales of all licensed products, as defined in the agreement, in China.

Note 7. Oncoceutics Acquisition

On January 7, 2021, the Company, Ocean Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (Merger Sub), Oncoceutics and Fortis Advisors, LLC solely in its capacity as representative of the securityholders of Oncoceutics (the Securityholders’ Representative), entered into an Agreement and Plan of Merger (the Merger Agreement). Concurrently with the execution of the Merger Agreement, Merger Sub merged with and into Oncoceutics (the Merger) whereupon the separate corporate existence of Merger Sub ceased, with Oncoceutics continuing as the surviving corporation of the Merger as a wholly-owned subsidiary of the Company.

As consideration for the Merger, the Company (a) paid an upfront cash payment of approximately $25.0 million, subject to certain customary adjustments, (b) issued an aggregate of 8,723,769 shares of the Company's common stock, (c) issued a promissory note to the Securityholders' Representative in the principal amount of $14.0 million (the Seller Note), to be paid in cash, subject to the terms and conditions of the Merger Agreement and the Seller Note, upon the one year anniversary of the closing of the Merger, and (d) agreed to make contingent payments up to an aggregate of $360.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Merger Agreement, as well as additional tiered royalty payments based upon future net sales of ONC 201 and ONC 206 products, subject to certain reductions as set forth in the Merger Agreement, and a contingent payment in the event the Company receives any proceeds from the sale of a rare pediatric disease priority review voucher based on Oncoceutics' products. The closing payment may be adjusted after the closing, pursuant to procedures set forth in the Merger Agreement, in connection with the finalization of the cash, transaction expenses, debt and working capital amounts at closing. As of June 30, 2021, the Company has recorded an estimated liability of $0.2 million related to closing payment adjustments. Additionally, as of June 30, 2021, the Company has

recorded an estimated receivable of $0.6 million related to the repayment of certain severance amounts due from the Oncoceutics' shareholders.

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

Note 8. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2021, and events which occurred subsequently but were not recognized in the financial statements.

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

OVERVIEW

Chimerix is a development-stage biopharmaceutical company dedicated to accelerating the advancement of innovative medicines that make a meaningful impact in the lives of patients living with cancer and other serious diseases. In June 2021, the U.S. Food and Drug Administration granted approval of TEMBEXA (brincidofovir) tablets and oral suspension TEMBEXA for the treatment of smallpox as a medical countermeasure. Our two most advanced clinical-stage development programs are ONC201 and dociparstat sodium (DSTAT). ONC201 is currently being investigated in a number of clinical studies for recurrent H3 K27M-mutant glioma and an efficacy analysis by blinded independent central review, potentially sufficient for accelerated approval in the United States, when considered with the totality of the other safety and efficacy data, is expected in the fourth quarter of 2021. DSTAT is in Phase 3 development as a potential first-line therapy in acute myeloid leukemia (AML).

Recent Developments

TEMBEXA (brincidofovir, BCV)

On June 4, 2021, the FDA granted TEMBEXA approval for the treatment of smallpox. TEMBEXA is available in tablets and oral suspension. It is approved for adult and pediatric patients, including neonates. TEMBEXA was developed as a medical countermeasure for the treatment of smallpox under an ongoing collaboration with Biomedical Advanced Research and Development Authority (BARDA). On July 19, 2021, the FDA confirmed that, following the recent approval, TEMBEXA is entitled to seven years’ orphan exclusivity for the treatment of smallpox beginning with the June 4, 2021 marketing approval. In addition to orphan exclusivity, TEMBEXA patent coverage is expected to extend to 2034.

On March 24, 2021, BARDA issued a Small Business Sources Sought Notice (SSN) seeking information on availabilities and capabilities for procuring, stockpiling, and investing in the development of FDA-approved smallpox antiviral(s) with alternative mechanism(s) of action to TPOXX. We responded to the SSN with information on our relevant capabilities, experience and interest.

Imipridones and ONC201

Imipridones are a potential new class of selective cancer therapies. Clinical trials of ONC201 in glioma patients with the H3 K27M-mutation are underway at several locations in the U.S. Based on discussions with the FDA, we plan to integrate data from ongoing ONC201 clinical studies into a registration cohort with the potential for an NDA submission seeking accelerated approval. The efficacy analysis by Blinded Independent Central Review (BICR) is expected to take place in the fourth quarter of 2021. The BICR of radiographic imaging will enable clinical efficacy analyses of the first 50 patients with recurrent H3-K27M-mutant diffuse glioma who received single agent ONC201. These analyses will include overall response rate and key supportive endpoints, such as durability of response and other measures of clinical benefit. If favorable, these data may form the basis for an NDA submission seeking accelerated approval of ONC201 in the United States.

In addition, Phase 1 clinical trials for ONC206, our second imipridone product candidate, and IND-enabling work for our third imipridone candidate, ONC212, remain ongoing.

Dociparstat for First-Line Acute Myeloid Leukemia (AML)

During 2020, we conducted an end of Phase 2 meeting with the FDA related to our development of DSTAT in AML, which informed the design of the Phase 3 trial. We are currently enrolling in our 570-subject Phase 3 Dociparstat in AML with Standard Chemotherapy (DASH AML) study of DSTAT for the treatment of AML. The multicenter, randomized, double-blind, placebo-controlled, parallel-group study will evaluate the efficacy and safety of DSTAT in combination with standard intensive induction and consolidation chemotherapy for the treatment of newly-diagnosed AML patients. Chimerix expects to unblind data following enrollment of the first 80 evaluable patients in this study to assess complete response rates and minimal residual disease rates between the study arm and the control arm. This analysis is expected to take place in the second half of 2022.

Dociparstat for the Treatment of Acute Lung Injury (ALI) in COVID-19 Patients

In June 2021, we terminated enrollment of the third cohort of the Phase 2 portion of the study of DSTAT for the treatment of ALI in COVID-19 patients, due to enrollment delays and the changing COVID-19 disease landscape. DSTAT was generally safe and well tolerated with no discontinuations for adverse events on DSTAT.

Business Development Review

In addition to our transactions with Cantex Pharmaceuticals, Inc. (Cantex), SymBio Pharmaceuticals Limited (SymBio) and Oncoceutics, Inc. (Oncoceutics), management is continuing to conduct a review and assessment of potential transaction opportunities with the goal of building our product candidate pipeline, including, but not limited to, licensing, merger or acquisition transactions, issuing or transferring shares of common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at maximizing stockholder value. There can be no assurance that this review will result in the identification or consummation of any additional transaction.

FINANCIAL OVERVIEW

Revenues

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from government grants and a contract and the receipt of up-front proceeds under our collaboration and license agreements.

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments, which have all been exercised. The contract is a cost-plus fixed fee development contract. Under the contract as currently in effect, we may receive up to $75.8 million in expense reimbursement and $5.3 million in fees if all remaining option segments are exercised. We are currently performing under the fourth option segment of the contract during which we may receive up to a total of $4.6 million in expense reimbursement and fees. The second and third option segments were completed on August 20, 2020. The fourth and final option segment is scheduled to end on September 1, 2021. As of June 30, 2021, of the total funding the Company had invoiced an aggregate of $77.0 million with respect to the base performance segment and the four option segments. Under the BARDA contract, we recognized revenue of $0.3 million and $1.4 million during the three months ended June 30, 2021 and 2020, respectively, and we recognized revenue of $1.5 million and $2.6 million during the six months ended June 30, 2021 and 2020, respectively.

Following the acquisition of Oncoceutics, Chimerix has continued the on-going work pursuant to two separate U.S. government grants and two separate private foundation grants awarded to Oncoceutics. At June 30, 2021, there is $0.1 million remaining to be funded on a federal grant. At June 30, 2021, the Company has a receivable balance of $2,000 and a deferred revenue balance of $0.2 million related to these grants. Additionally, for the three and six months ended June 30, 2021, the Company has recognized $0.1 million and $0.4 million of grant revenue related to these grants, respectively.

In September 2019, we entered into a license agreement with SymBio for worldwide rights to develop, manufacture and commercialize TEMBEXA in all human indications, excluding the use for treatment of orthopoxviruses, including smallpox. Under the contract, we received a $5.0 million upfront payment in October 2019 and could receive up to an additional $180.0 million in potential regulatory and commercial milestones. Since the license agreement was entered into in September 2019, we have recognized all of the $5.0 million of revenue related to the upfront payment. The revenue from regulatory and commercial milestones and royalties from net sales will be recognized upon occurrence of the triggering events.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Direct research and development expenses	$6,608	$4,261	$11,873	$9,208
Research and development personnel costs - excluding stock-based compensation	4,628	2,913	9,090	5,516
Research and development personnel costs - stock-based compensation	1,765	725	3,142	1,465
Indirect research and development expenses	797	679	1,555	1,338
Total research and development expenses	$13,798	$8,578	$25,660	$17,527

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

TEMBEXA (Brincidofovir, BCV)

We developed TEMBEXA for the treatment of smallpox. FDA marketing approval for TEMBEXA was received on June 4, 2021. Under our cost-plus-fixed fee BARDA contract, we incurred expenses in connection with the development of orthopoxvirus animal models, the demonstration of efficacy and pharmacokinetics of TEMBEXA in the animal models, the conduct of clinical studies for subjects with DNA viral infections, the manufacture and process validation of bulk drug substance and TEMBEXA 100 mg tablets and TEMBEXA 10 mg/mL oral suspension, and submission of the NDAs to the FDA. In addition, we have incurred additional supportive costs for the development of TEMBEXA for smallpox that we are not seeking reimbursement for from BARDA. We have incurred costs related to the manufacturing of TEMBEXA for a possible procurement contract. These costs were expensed as incurred until the June approval. Going forward, costs related to the manufacturing of TEMBEXA will be recorded and shown as inventory on the Consolidated Balance Sheets.

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

Dociparstat sodium (DSTAT)

As we continue to focus on the development of DSTAT for treatment of AML patients, we expect research and development expense to increase with the ongoing and planned clinical trials. We are currently enrolling our Phase 3 DASH AML trial.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $3.1 million and $1.4 million was recognized in the three months ended June 30, 2021 and 2020, respectively, and $5.7 million and $2.7 million was recognized in the six months ended June 30, 2021 and 2020, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. There have been no material changes during the six months ended June 30, 2021 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and June 30, 2020, together with the changes in those items (in thousands, except percentages):

	Three Months Ended June 30,		Dollar Change	% Change
	2021	2020	Increase/(Decrease)
Revenues:
Contract and grant revenue	$390	$1,396	$(1,006)	(72.1)%
Licensing revenue	1	6	(5)	(83.3)
Total revenues	391	1,402	(1,011)	(72.1)%
Operating expenses:
Research and development	13,798	8,578	5,220	60.9%
General and administrative	4,408	3,110	1,298	41.7%
Total operating expenses	18,206	11,688	6,518	55.8%
Loss from operations	(17,815)	(10,286)	(7,529)	73.2%
Other income:
Interest income and other, net	52	270	(218)	(80.7)%
Net loss	$(17,763)	$(10,016)	$(7,747)	77.3%

Contract and Licensing Revenue

For the three months ended June 30, 2021, total contract and licensing revenue decreased to $0.4 million compared to $1.4 million for the three months ended June 30, 2020. The decrease of $1.0 million, or 72.1%, is primarily attributable to a decrease in reimbursable expenses under our contract with BARDA, offset by ONC201.

Research and Development Expenses

For the three months ended June 30, 2021, our research and development expenses increased to $13.8 million compared to $8.6 million for the three months ended June 30, 2020. The increase of $5.2 million, or 60.9%, is primarily related to the following:

•an increase of $2.9 million in research and development expenses related to our ongoing clinical trials in patients, preparation of data for the efficacy analysis by Blinded Independent Center Review of ONC201 in recurrent H3 K27M-mutant glioma patients, and the development and manufacture of ONC201 and ONC206 drug substance and drug product;
•an increase of $2.8 million in compensation expenses, of which $1.0 million is related to non-cash stock compensation, to support development of our current pipeline; and
•an increase of $0.7 million in clinical trial expenses related to DASH AML, our Phase 3 clinical trial to assess DSTAT for first-line treatment of AML as sites were activated and patients were randomized in 2021; offset by
•a decrease of $0.7 million related to the conduct and curtailment of the Phase 2 trial to assess DSTAT for acute lung injury in COVID-19 patients; and
•a decrease of $0.5 million in brincidofovir program expenses primarily related to the conclusion of program with an approval of TEMBEXA in June 2021.

General and Administrative Expenses

For the three months ended June 30, 2021, our general and administrative expenses increased to $4.4 million compared to $3.1 million for the three months ended June 30, 2020. The increase of $1.3 million, or 41.7%, is primarily related to the following:

•an increase of $0.7 million in non-cash compensation expense; and
•an increase of $0.6 million in consulting, legal and operational expenses with the growth of the company’s infrastructure.

Interest Income and Other, Net

For the three months ended June 30, 2021, our interest income and other, net decreased to $52,000 compared to $0.3 million for the three months ended June 30, 2020. This decrease is attributable to amortization of our investment premium balances offsetting interest earned.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and June 30, 2020, together with the changes in those items (in thousands except percentages):

	Six Months Ended June 30,		Dollar Change	% Change
	2021	2020	Increase/(Decrease)
Revenues:
Contract and grant revenue	$1,823	$2,567	$(744)	(29.0)%
Licensing revenue	3	76	(73)	(96.1)%
Total revenues	$1,826	$2,643	(817)	(30.9)%
Operating expenses:
Research and development	$25,660	$17,527	8,133	46.4%
General and administrative	8,544	6,315	2,229	35.3%
Acquired in-process research and development	$82,890	$—	$82,890	*
Total operating expenses	117,094	23,842	93,252	391.1%
Loss from operations	(115,268)	(21,199)	(94,069)	443.7%
Other income:
Interest income and other, net	90	763	(673)	(88.2)%
Net loss	$(115,178)	$(20,436)	$(94,742)	463.6%
* Not meaningful or not calculable

Contract and Licensing Revenue

For the six months ended June 30, 2021, total contract and licensing revenue decreased to $1.8 million compared to $2.6 million for the six months ended June 30, 2020. The decrease of $0.8 million, or 30.9%, is related to a decrease in reimbursable expenses under our contract with BARDA, offset by ONC201 grant revenue.

Research and Development Expenses

For the six months ended June 30, 2021, our research and development expenses increased to $25.7 million compared to $17.5 million for the six months ended June 30, 2020. The increase of $8.1 million, or 46.4%, is primarily related to the following:

•an increase of $5.2 million in compensation expenses, of which $1.7 million relates to non-cash compensation to support development of our current pipeline; and
•an increase of $4.0 million related to research and development expenses of our ongoing clinical trials in patients, preparation of data for the efficacy analysis by Blinded Independent Center Review ONC201 in recurrent H3 K27M-mutant glioma, toxicology studies and development and the manufacture of ONC201 and ONC201 drug substance and drug product; offset by
•a decrease of $0.9 million as the brincidofovir development program concludes with approval of TEMBEXA in June 2021.

General and Administrative Expenses

For the six months ended June 30, 2021, our general and administrative expenses increased to $8.5 million compared to $6.3 million for the six months ended June 30, 2020. The increase of $2.2 million, or 35.3%, is primarily related to the following:

•an increase of $1.7 million in compensation, of which $1.3 million relates to non-cash stock compensation; and
•an increase of $0.5 million in consulting, legal other operational expense with the growth of the company’s infrastructure.

Acquired In-process Research and Development Expenses

In connection with our acquisition of Oncoceutics in January 2021, we recorded a total of $82.9 million of acquired in-process research and development expenses for the six months ended June 30, 2021, which included $25.0 million for an upfront payment to Oncoceutics, $43.4 million related to the fair value of the 8,723,769 shares of common stock issued to Oncoceutics, a $14.0 million promissory note due on the one-year anniversary of the acquisition and $0.3 million related to transaction costs consisting primarily of legal and professional fees.

Interest Income and Other, Net

For the six months ended June 30, 2021, our interest income and other, net decreased to $0.1 million compared to $0.8 million for the six months ended June 30, 2020. This decrease is attributable to amortization of our investment premium balances offsetting interest earned.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had capital available to fund operations of approximately $139.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of June 30, 2021, we had an accumulated deficit of $827.5 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

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

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, This registration statement will remain in effect for up to three years from the date it became effective. As of June 30, 2021, no sales have been made under the automatic shelf registration statement.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash sources and uses:
Net cash used in operating activities	$(50,619)	$(18,694)
Net cash (used in) provided by investing activities	(82,745)	54,487
Net cash provided by financing activities	111,820	807
Net (decrease) increase in cash and cash equivalents	$(21,544)	$36,600

The table above sets forth the net decrease or increase in cash and cash equivalents alone and not the change in our total capital available to fund operations, which also includes short-term and long-term investments. Cash and cash equivalents includes cash on hand and securities with original maturities of 90 days or less.

Operating Activities

Net cash used in operating activities of $50.6 million for the six months ended June 30, 2021 was primarily the result of our $115.2 million net loss, partially offset by the change in operating assets and liabilities and the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase of $2.1 million in accounts payable and accrued liabilities and a decrease in accounts receivable of $0.3 million, partially offset by an increase in prepaid expenses and other assets of $1.8 million. Non-cash expenses included add-backs of $43.4 million for the fair value of common stock issued in relation to the Oncoceutics acquisition, $14.0 million for the note payable due on the one-year anniversary of the Oncoceutics acquisition, $5.7 million for share-based compensation, $0.1 million of depreciation of property and equipment and $0.4 million of amortization of discount/premium on investments. Net cash used in operating activities of $18.7 million for the six months ended June 30, 2020 was primarily the result of our $20.4 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease of $2.5 million in accounts payable and accrued liabilities, partially offset by a decrease in prepaid expenses and other assets of $0.8 million and a decrease in accounts receivable of $0.9 million related to work on the BARDA contract. Non-cash expenses included add-backs of $2.7 million for share-based compensation and $0.2 million of depreciation of property and equipment, offset by $0.3 million of amortization of discount/premium on investments.

Investing Activities

Net cash used in investing activities of $82.7 million for the six months ended June 30, 2021 was primarily the result of the purchase of $100.9 million in short-term investments and the purchase of $7.6 million in long-term investments, partially offset by the maturity of $23.9 million in short-term investments and the sale of $2.0 million in short-term investments. Net cash provided by investing activities of $54.5 million for the six months ended June 30, 2020 was primarily the result of the maturity of $80.7 million in short-term investments and the sale of $1.5 million in short-term investments, partially offset by the purchase of $27.7 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $111.8 million for the six months ended June 30, 2021 was primarily the result of $107.8 million in proceeds from the issuance of common stock and $4.0 million in proceeds from the exercise of stock options and stock purchases through our ESPP. Net cash provided by financing activities of $0.8 million for the six months ended June 30, 2020 was primarily the result of $0.8 million in proceeds from the exercise of stock options and stock purchases through our ESPP.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and six months ended June 30, 2021 or June 30, 2020.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2021, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.        RISK FACTORS

Summary of Risk Factors

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Risk Factors” below.

•We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.
•We have only obtained regulatory approval for TEMBEXA, and all of our other product candidates are still under clinical development and may not obtain regulatory approval or be successfully commercialized. We may be unable to obtain, or may be delayed in obtaining, regulatory approval for other most advanced clinical candidates: ONC201 and DSTAT.
•Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize product candidates.
•Even though we have obtained regulatory approval for TEMBEXA, or if we obtain regulatory approval for any of our product candidates, including ONC201 and DSTAT, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.
•We rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidates. We rely on limited sources of supply for the drug components for each of our product candidates including, TEMBEXA, ONC201 and DSTAT, and any disruption in the chain of supply for either of these product candidates may cause delays in their development and commercialization.
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
•We face risks related to the coronavirus (COVID-19) outbreak, which could significantly disrupt our preclinical studies and clinical trials

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

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing and commercializing TEMBEXA for the treatment of smallpox, ONC201 for the treatment of recurrent H3 K27M-mutant glioma and dociparstat (DSTAT) for the treatment of acute myeloid leukemia (AML). We have incurred significant net losses in each year since our inception, including net losses of

$115.2 million and $20.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of approximately $827.5 million.

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
•continue development and manufacturing activities related to DSTAT for the treatment of AML and other potential indications;
•Enter into an agreement with BARDA to sell TEMBEXA into the US Strategic National Stockpile as a medical countermeasure for the treatment of smallpox;
•obtain regulatory approvals for ONC201 and DSTAT;
•scale-up manufacturing capabilities to commercialize TEMBEXA and in the event we receive regulatory approval, ONC201 and DSTAT;
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

To date, we have only obtained regulatory approval for TEMBEXA, and none of our product candidates have been commercialized. We may not succeed in developing additional product candidates or commercializing any product candidate. If we do not successfully develop or commercialize any product candidate, or if revenues from any products that do receive regulatory approvals are insufficient, we will not achieve profitability and our business may fail. In addition to these risks in the United States, assuming regulatory approval in other geographies, our revenues are also dependent upon the size of markets outside of the United States, as well as our ability to obtain market approval and achieve commercial success outside of the United States.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize product candidates. We may not generate revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•reaching agreement with the US Federal government for the procurement of TEMBEXA in a dollar amount consistent with management's expectations, or at all;
•obtaining favorable results for and advancing development of imipridones, including ONC201 for the treatment of recurrent H3 K27M-mutant glioma, and other potential indications;
•obtaining favorable results for and advancing the development of DSTAT for the treatment of AML, and for a BARDA procurement agreement for TEMBEXA for the treatment of smallpox;
•obtaining United States and foreign regulatory approval(s) for TEMBEXA, ONC201 and DSTAT;
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

In addition, TEMBEXA, or any product candidate if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that may not be commercially available for a number of years, if at all. For any approved product candidate, we anticipate incurring significant costs in connection with commercialization. As a result, we cannot assure you that we will be able to generate revenues from sales of any approved product candidate, or that we will achieve or maintain profitability even if we do generate sales.

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

In July 2019, we entered into a License and Development Agreement with Cantex in which we acquired an exclusive worldwide license to develop and commercialize DSTAT. We are currently enrolling a Phase 2/3 study of DSTAT in ALI for patients with COVID-19 and initiated a Phase 3 trial in AML in early 2021.

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

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our most advanced clinical compounds, or any other product candidate. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•significantly delay, scale back or discontinue the development or commercialization of TEMBEXA, ONC201, DSTAT, or any other product candidate;
•seek corporate partners for TEMBEXA, ONC201, DSTAT, or any other product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
•relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

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

In early 2019, we initiated a review of external assets that could be added to our pipeline of product candidates. In July 2019, in connection with this process, we entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which we acquired exclusive worldwide rights to develop and commercialize DSTAT for any and all uses. In January 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, including ONC201. In connection with these transactions, we are responsible for, and bear the future costs of, development and commercialization of the acquired compounds. These costs will be substantial, and we may require additional capital in order to pursue the development and commercialization of these compounds as planned. Moreover, the anticipated benefits of these transactions may never be realized due to the various risks and uncertainties associated with drug development detailed elsewhere in the risk factors.

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

We have only received regulatory approval for TEMBEXA, and all our other product candidates are still under clinical development and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. Our product candidates are ONC201, which we are developing for the treatment of recurrent H3 K27M-mutant glioma, as well as DSTAT, which we are developing for the treatment of AML and other potential indications. We are in late-stage clinical development for both ONC201 and DSTAT.

There is no guarantee that our current or future clinical trials will be approved by regulators, and no guarantee that they will be completed or, if completed, will be successful, or if successful, will result in an approval for the sale of any of our product candidates. The success of each of DSTAT, ONC201 and TEMBEXA will depend on several factors, including the following:

•generating positive safety and efficacy data from our clinical trials of DSTAT and ONC201;
•receipt of marketing approvals from the FDA and corresponding regulatory authorities outside the United States;
•establishing manufacturing capabilities necessary for a registration trial and commercialization of DSTAT;

•establishing commercial manufacturing capabilities for TEMBEXA;
•acceptance of the product, if approved for marketing;
•effectively competing with other therapies;
•a continued acceptable safety profile of the product following approval; and
•obtaining, maintaining, enforcing and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize TEMBEXA, ONC201, and DSTAT, which would materially harm our business.

We may be unable to obtain, or may be delayed in obtaining, regulatory approval for our most advanced clinical candidates: ONC201 and DSTAT.*

In July 2019, we entered into a license agreement with Cantex where we acquired an exclusive license to global development and commercialization rights to DSTAT. We are currently enrolling a Phase 3 trial in AML.

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

In particular, based on discussions with the FDA, we plan to integrate data from ongoing ONC201 trials into a registration cohort with the potential for an NDA submission seeking accelerated approval of ONC201 in the United States. Recently, the FDA has announced that the agency’s Oncology Center of Excellence was reassessing the marketing authorizations for several oncology medicines that received accelerated approvals where their confirmatory clinical trials did not demonstrate clinical benefit. It is possible that the occurrence or outcome of such reassessment may make it more difficult for us to apply for or obtain accelerated approval based on data from ongoing trials of our clinical candidates ONC201 and DSTAT. It is also possible that confirmatory clinical trials may not demonstrate clinical benefit.

Any delay in obtaining, or an inability to obtain, regulatory approvals could prevent us from generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for ONC201 and/or DSTAT, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend on the successful completion of clinical trials for our product candidates, including ONC201 and DSTAT. The positive clinical results obtained for our product candidates in prior clinical studies may not be repeated in future clinical studies.

Before obtaining regulatory approval for the sale of our product candidates, including ONC201 and DSTAT, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

We may experience a number of unforeseen events during, or as a result of, clinical trials for our product candidates, that could adversely affect the completion of our clinical trials, including:

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
•regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory or quality requirements;
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

We do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our most advanced product candidates, including ONC201 and DSTAT. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for any of our product candidates may be adversely impacted.

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

Events which may result in a delay or unsuccessful completion of clinical trials, including our currently planned or future clinical trials for either ONC201 or DSTAT, include:

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

Adverse events (AEs) caused by our product candidates could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. For example, subjects enrolled in clinical trials for DSTAT have experienced febrile neutropenia and liver enzyme elevations. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates may be negatively impacted.

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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates and we cannot, therefore, predict the timing of any future revenue from ONC201 or DSTAT.*

We cannot commercialize our product candidates, including ONC201 and DSTAT, until the appropriate regulatory authorities have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for any of our product candidates. Delays may occur because we may not be able to obtain accelerated approval for our product candidates and large confirmatory studies may be needed. For ONC201, a diagnostic test may be needed to identify patients with H3 K27M-mutant glioma before approval. Additional delays in the United States may result if any of our product candidates is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In the EU context, an Oral Explanation during MAA review could extend approval timelines and result in a Negative Opinion. A re-examination procedure is available in the EU whereby a Negative Opinion could be over-turned and become a Positive Opinion. New rapporteurs would be selected for the product. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates.

The FDA may determine that ONC201 or any of our other product candidates, if approved, do not meet the eligibility criteria for a priority review voucher.*

Upon regulatory approval of a product candidate for a rare pediatric disease, neglected tropical disease, or medical countermeasure, the FDA may award to the sponsor of the treatment a transferable voucher that enables the bearer to priority review of another product candidate.

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

Similar risks apply to any of our other product candidates that may be eligible for a priority review voucher. For example, in connection with the marketing approval for TEMBEXA, the FDA has determined that TEMBEXA is not eligible for a material threat medical countermeasure priority review voucher.

Following regulatory approval for TEMBEXA, or should any of our product candidates be approved, including ONC201 and DSTAT, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.*

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of our product candidates, including ONC201, DSTAT and TEMBEXA, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of ONC201, DSTAT or TEMBEXA may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient. For ONC201, a diagnostic test may be needed to identify the patients with H3 K27M-mutant glioma after approval.

With respect to the FDA’s approval of TEMBEXA for the treatment of smallpox, we received approval according to the Animal Rule and are subject to certain post-approval requirements. For example, we will need to conduct a large confirmatory clinical trial during a smallpox outbreak, which may be expensive and time-consuming and may not confirm the benefit making the marketing approval for TEMBEXA subject to withdrawal of continued approval by the FDA, which could significantly harm our business. This study may be difficult to enroll due to the size and/or location of the smallpox outbreak. These outbreak studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market TEMBEXA, or negatively impact its overall clinical profile. In addition, we will need to conduct in vitro resistance testing to address post-marketing commitments which could negatively impact the labeling.

Our product candidates will also be subject to additional ongoing regulatory requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. In the United States, the holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. If a REMS is required, the NDA holder may be required to monitor and evaluate those in the healthcare system who are responsible for implementing ETASU measures. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Moreover, EU and member countries impose strict restrictions on the promotion and marketing of drug products. The off-label promotion of medicinal products is prohibited in the U.S., EU and in other territories. Physicians, on the other hand, may prescribe products for off-label uses in the U.S. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The promotion of medicinal products that are not subject to a marketing authorization is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU and in other territories could be penalized by administrative measures, fines and imprisonment.

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

Having obtained FDA approval for TEMBEXA in the United States does not mean we will ever obtain approval for or commercialize TEMBEXA, ONC201, DSTAT, or any other products outside of the United States, nor does approval of any of our products outside the United States mean we will ever obtain approval for or commercialize any other products inside the United States, all of which could limit our ability to realize their full market potential.

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

Coverage and adequate reimbursement may not be available for ONC201, DSTAT or any of our other current or future product candidates, which could make it difficult for us to sell profitably, if approved.

Market acceptance and sales of ONC201, DSTAT, or any other product candidates that we commercialize, if approved, will depend in part on the extent to which coverage and adequate reimbursement will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Third-party payers are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Even if favorable coverage and reimbursement status is attained for our products candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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
•the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
•analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payers, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require the registration of pharmaceutical sales representatives; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

For example, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. However, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increased in the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the United States District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Risks Related to Our Reliance on Third Parties

We rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidates, including TEMBEXA.*

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing with respect to TEMBEXA or our other product candidates, including ONC201 and DSTAT. In the past, we have relied on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future we will continue to rely on such manufacturers for drug supply that will be used in clinical trials and for commercialization of any of our product candidates that receive regulatory approval.

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

We rely on limited sources of supply for the drug components for TEMBEXA as well as each of our product candidates including ONC201 and DSTAT, and any disruption in the chain of supply for any of these product candidates may cause delays in their development and commercialization.

Manufacturing of drug components is subject to certain FDA and comparable foreign qualifications with respect to manufacturing standards. We have validated the TEMBEXA drug substance manufacturing process at our selected contractor that will produce the commercial supply and possible procurement supply of drug substance. We have selected our TEMBEXA commercial and possible procurement tablet and suspension manufacturers and have validated both manufacturing processes. We are currently scaling up the tablet and suspension manufacturing process to meet forecasted procurement demand. There can be no assurance that the manufacturing at commercial scale will be successful or will be completed in a timely fashion. If we are unable to successfully scale up to meet commercial demands our business could be materially harmed.

In connection with the approval of TEMBEXA, we have only one supplier of drug substance and one separate supplier of drug product qualified as vendors with the FDA. We plan to validate the DSTAT drug substance and drug product processes prior to regulatory approval. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors for DSTAT with the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of DSTAT or TEMBEXA, and cause us to incur additional costs. As an example, we source a significant number of materials used in the manufacture of our products from China; the impact of the recent coronavirus outbreak could make access to our existing supply chain difficult or impossible and could materially harm our business. If our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials for DSTAT and TEMBEXA may be delayed, which could inhibit our ability to generate revenues.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization of TEMBEXA, ONC201 and DSTAT.

We have validated processes for drug substance and drug product production for TEMBEXA.

We plan to validate DSTAT drug substance and drug product processes prior to approval at our selected vendors. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors for DSTAT with the FDA.

As more batch data is generated post-validation for both the drug substance and drug products, and as additional stability data is collected, issues may arise in our processes and stability programs which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of our products and product candidates. In the future, we may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical program and regulatory approval for our products and product candidates, increases in our operating expenses, or failure to obtain or maintain approval for DSTAT, or in the case of TEMBEXA, maintain approval.

We depend on SymBio for developing and commercializing TEMBEXA for human diseases other than orthopoxviruses, including smallpox.

In 2019, we entered into a licensing arrangement with SymBio, whereby SymBio is responsible for the future development and commercialization of TEMBEXA. Under this arrangement, SymBio is responsible for conducting preclinical studies and clinical trials, obtaining required regulatory approvals for TEMBEXA in non-orthopox indications (e.g. smallpox), and manufacturing and commercializing TEMBEXA in those indications. Our right to receive milestone payments under the licensing agreement depends on the achievement of certain development, regulatory and commercial milestones by SymBio and our ability to receive royalties under the agreement depends on SymBio's successful commercialization of TEMBEXA in the licensed indications.

The development and commercialization of the non-orthopox uses of TEMBEXA in humans and our ability to receive potential milestones and royalty payments under the license agreement with SymBio, would be adversely affected if SymBio:

•lacks or does not devote sufficient time and resource to the development and commercialization of TEMBEXA;
•lacks or does not devote sufficient capital to fund the development and commercialization of TEMBEXA;
•develops, either alone or with others, products that compete with TEMBEXA;
•fails to gain the requisite regulatory approvals for TEMBEXA;
•does not successfully commercialize TEMBEXA;
•does not conduct its activities in a timely manner;
•terminates its license with us;
•does not effectively pursue and enforce intellectual property rights relating to TEMBEXA; or
•merges with a third-party that wants to terminate the collaboration.

We have limited or no control over the occurrence of any of the foregoing. Furthermore, disagreements with SymBio could lead to litigation or arbitration, which could be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization milestones and royalties based on further development and sales of TEMBEXA.

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

If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize ONC201, DSTAT, TEMBEXA or any other product candidates. Disagreements with our CROs over contractual issues, including performance, compliance or compensation could lead to termination of CRO agreements and/or delays in our clinical program and risks to the accuracy and usability of clinical data. As a result, our financial results and the commercial prospects for our product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Commercialization of Our Product Candidates

The commercial success of TEMBEXA, ONC201, DSTAT and any other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients, pharmacists, health care payers or government procurement agencies (e.g. BARDA).*

Following receipt of marketing approval, a product or product candidate may not gain sufficient market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

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

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of TEMBEXA or our other product candidates, including ONC201 and DSTAT, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of ONC201 or DSTAT may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient. Some actions may also be required in order for the patient to continue on treatment. For example, the label for TEMBEXA includes a boxed warning, or “black box,” regarding the mortality disadvantage with extended dosing observed in the SUPPRESS trial.

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

If we are unable to establish our own sales force or negotiate a strategic partnership for the commercialization of our product candidates in any markets, we may be forced to delay the potential commercialization of our product candidates in those markets, reduce the scope of our sales or marketing activities for our product candidates in those markets or undertake the commercialization activities for in those markets at our own expense. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market or generate product revenue. Limited or lack of funding will impede our ability to achieve successful commercialization.

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

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than TEMBEXA, or any of our drug candidates that we are currently developing or that we may develop including ONC201 and DSTAT.

We will face competition from other drugs currently approved or that will be approved in the future for the same indications. Therefore, our ability to compete successfully will depend largely on our ability to:

•discover and develop medicines that are superior to other products in the market;
•demonstrate through our clinical trials that our product candidates, including ONC201 and DSTAT, are differentiated from existing and future therapies;
•attract qualified scientific, product development and commercial personnel;
•obtain and successfully defend and enforce patent and/or other proprietary protection for our medicines and technologies;
•obtain required regulatory approvals;
•successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines;
•deliver a competitive value proposition compared to established competition and/or competitors who will enter the market before or after any of our product candidates, including TEMBEXA, ONC201 and DSTAT; and
•negotiate competitive pricing and reimbursement with third-party payers.

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

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold or license with respect to any of our product candidates fails to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable, will go unthreatened by third parties or will adequately protect our products and product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market DSTAT and TEMBEXA under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to any of our product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license it from the prevailing party, which may not be possible. In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, that such agreements provide adequate protection and will not be breached, that our trade secrets and other confidential proprietary information will not otherwise be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party reexamination proceedings before the United States Patent and Trademark Office (U.S. PTO) and its foreign counterparts. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of ONC201, DSTAT, TEMBEXA and/or any other product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

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

Risks Related to Our United States Government Contracts and Grants

There can be no assurances that we will be able to enter into a contract with BARDA to act as the sole supplier for the procurement of TEMBEXA for the treatment of smallpox.*

In April 2015, BARDA posted a notice of intent to use other than full and open competition to award a sole source contract to us for the procurement of TEMBEXA for the treatment of smallpox. In May 2015, BARDA posted an approved justification for the use of other than full and open competition for the contract. In July 2015, BARDA issued a RFP entitled “2015 Procurement of a Second Smallpox Antiviral Drug for the Strategic National Stockpile.” In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response. The issuance of that RFP did not culminate with agreement for the sole source supply of TEMBEXA for the Strategic National Stockpile (SNS).

We remain in discussions with BARDA regarding the potential to supply TEMBEXA to the SNS, and on March 24, 2021, BARDA issued a Small Business Sources Sought Notice (SSN) seeking information on availabilities and capabilities for procuring, stockpiling, and investing in the development of FDA-approved smallpox antiviral(s) with alternative mechanism(s)

of action to TPOXX. We responded to the SSN with information on our relevant capabilities, experience and interest; however, there can be no assurances that a future RFP for TEMBEXA procurement will be issued.

Furthermore, in the event that BARDA issues an RFP for procurement of a smallpox antiviral therapeutic, there can be no assurance that we would reach agreement with BARDA on terms related to the manufacture and delivery of TEMBEXA to the SNS. Among the material terms to be negotiated and agreed to are: price, volume, and payment and delivery schedules, as we currently do not have TEMBEXA commercial product in inventory that would be available for immediate delivery.

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

Recent media attention to individual patients' expanded access requests has resulted in the introduction of legislation at the local and national level referred to as "Right to Try" laws, such as the Right to Try Act, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future. In addition, during 2014, we were the target of an active and disruptive social media campaign related to a request for access to TEMBEXA. If we experience similar social media campaigns in the future, we may experience significant disruption to our business which could result in losses.

A possible consequence of both activism and legislation in this area is the need for us to initiate an unanticipated expanded access program or to make ONC201, DSTAT or TEMBEXA more widely available sooner than anticipated. We are a small company with limited resources and unanticipated trials or access programs could result in diversion of resources from our primary goals.

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

The use of our product candidates, including ONC201 and DSTAT, in clinical studies and the sale of any products for which we obtain marketing approval, including TEMBEXA, exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•impairment of our business reputation and significant negative media attention;
•withdrawal of participants from our clinical studies;
•significant costs to defend the related litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•inability to commercialize TEMBEXA or our product candidates, including ONC201 and DSTAT; and
•decreased demand for our product candidates, if approved for commercial sale.

We currently carry $15 million in product liability insurance covering our clinical trials, but not yet extending coverage to commercial sales. Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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
•failure to successfully develop and commercialize TEMBEXA or our product candidates, including ONC201 and DSTAT;
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

Based upon shares of common stock outstanding as of June 30, 2021, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 19% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act (Tax Act) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

(3)Incorporated by reference to Exhibit 10.2 to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867), filed with the SEC on May 6, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

August 5, 2021	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer

August 5, 2021	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Business and Financial Officer