Form 10-Q
period 2021-09-30
CHIMERIX INC
filed 2021-11-04
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 86,862,426.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$26,174	$46,989
Short-term investments, available-for-sale	96,384	31,973
Accounts receivable	53	340
Inventories	1,595	—
Prepaid expenses and other current assets	4,327	2,356
Total current assets	128,533	81,658
Long-term investments	2,035	—
Property and equipment, net of accumulated depreciation	264	214
Operating lease right-of-use assets	2,509	2,825
Other long-term assets	60	26
Total assets	$133,401	$84,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,792	$1,283
Accrued liabilities	10,498	7,250
Note payable	14,000	—
Total current liabilities	26,290	8,533
Lease-related obligations	2,525	2,814
Total liabilities	28,815	11,347

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 86,848,426 and 62,816,039 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	87	63
Additional paid-in capital	950,597	785,673
Accumulated other comprehensive loss, net	—	—
Accumulated deficit	(846,098)	(712,360)
Total stockholders’ equity	104,586	73,376
Total liabilities and stockholders’ equity	$133,401	$84,723

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Contract and grant revenue	$105	$1,591	$1,928	$4,158
Licensing revenue	2	18	5	94
Total revenues	107	1,609	1,933	4,252
Operating expenses:
Research and development	13,820	10,018	39,480	27,545
General and administrative	4,887	3,151	13,431	9,466
Acquired in-process research and development	—	—	82,890	—
Total operating expenses	18,707	13,169	135,801	37,011
Loss from operations	(18,600)	(11,560)	(133,868)	(32,759)
Other income:
Interest income and other, net	40	149	130	912
Net loss	(18,560)	(11,411)	(133,738)	(31,847)
Other comprehensive loss:
Unrealized gain (loss) on debt investments, net	11	(97)	—	(2)
Comprehensive loss	$(18,549)	$(11,508)	$(133,738)	$(31,849)
Per share information:
Net loss, basic and diluted	$(0.21)	$(0.18)	$(1.59)	$(0.51)
Weighted-average shares outstanding, basic and diluted	86,335,357	62,242,456	84,277,555	62,009,941

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	62,816,039	$63	$785,673	$—	$(712,360)	$73,376
Share-based compensation	—	—	2,584	—	—	2,584
Exercise of stock options	710,132	1	3,529	—	—	3,530
Employee stock purchase plan purchases	259,837	—	330	—	—	330
RSU stock issuance	168,752	—	—	—	—	—
Issuance of common stock related to asset acquisition	8,723,769	9	43,436	—	—	43,445
Issuance of common stock, net of issuance costs of $7.2 million	13,529,750	13	107,829	—	—	107,842
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(97,415)	(97,415)
Total comprehensive loss						(97,458)
Balance, March 31, 2021	86,208,279	$86	$943,381	$(43)	$(809,775)	$133,649
Share-based compensation	—	—	3,112	—	—	3,112
Exercise of stock options	41,465	—	119	—	—	119
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	32	—	32
Net loss	—	—	—	—	(17,763)	(17,763)
Total comprehensive loss						(17,731)
Balance, June 30, 2021	86,249,744	$86	$946,612	$(11)	$(827,538)	$119,149
Share-based compensation	—	—	3,431	—	—	3,431
Exercise of stock options	74,588	—	130	—	—	130
Employee stock purchase plan purchases	283,094	1	424	—	—	425
RSU stock issuance	241,000	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	11	—	11
Net loss	—	—	—	—	(18,560)	(18,560)
Total comprehensive loss						(18,549)
Balance, September 30, 2021	86,848,426	$87	$950,597	$—	$(846,098)	$104,586

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	61,590,013	$62	$778,693	$35	$(668,838)	$109,952
Share-based compensation	—	—	1,326	—	—	1,326
Employee stock purchase plan purchases	177,193	—	229	—	—	229
RSU stock issuance	163,133	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(10,420)	(10,420)
Total comprehensive loss						(10,466)
Balance, March 31, 2020	61,930,339	$62	$780,248	$(11)	$(679,258)	$101,041
Share-based compensation	—	—	1,391	—	—	1,391
Exercise of stock options	242,079	—	578	—	—	578
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	141	—	141
Net loss	—	—	—	—	(10,016)	(10,016)
Total comprehensive loss						(9,875)
Balance, June 30, 2020	62,172,418	$62	$782,217	$130	$(689,274)	$93,135
Share-based compensation	—	—	1,282	—	—	1,282
Exercise of stock options	20,592	1	62	—	—	63
Employee stock purchase plan purchases	159,879	—	197	—	—	197
RSU stock issuance	276,833	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	(11,411)	(11,411)
Total comprehensive loss						(11,508)
Balance, September 30, 2020	62,629,722	$63	$783,758	$33	$(700,685)	$83,169

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(133,738)	$(31,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	143	309
Amortization of discount/premium on investments	648	(268)
Share-based compensation	9,127	4,000
Fair value of common stock issued related to asset acquisition	43,445	—
Note payable related to asset acquisition	14,000
Gain on sale of investments	(2)	(1)
Gain on sale of equipment	—	(10)
Lease-related amortization	314	(47)
Changes in operating assets and liabilities:
Accounts receivable	288	855
Inventories	(1,595)	—
Prepaid expenses and other assets	(2,005)	1,284
Accounts payable and accrued liabilities	3,468	(1,268)
Net cash used in operating activities	(65,907)	(26,993)

Cash flows from investing activities:
Purchases of property and equipment	(193)	(60)
Proceeds from sale of property and equipment	—	10
Purchases of short-term investments	(105,355)	(58,895)
Purchases of long-term investments	(9,594)	—
Proceeds from sales of short-term investments	2,007	1,498
Proceeds from maturities of short-term investments	45,850	104,602
Net cash (used in) provided by investing activities	(67,285)	47,155

Cash flows from financing activities:
Proceeds from exercise of stock options	3,780	641
Proceeds from employee stock purchase plan	754	426
Proceeds from issuance of common stock, net of commissions	107,843	—
Net cash provided by financing activities	112,377	1,067
Net (decrease) increase in cash and cash equivalents	(20,815)	21,229
Cash and cash equivalents:
Beginning of period	46,989	16,901
End of period	$26,174	$38,130

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. In June 2021, the U.S. Food and Drug Administration (FDA) approved TEMBEXA (brincidofovir) for the treatment of smallpox as a medical countermeasure. Our two most advanced clinical-stage development programs are ONC201 and dociparstat sodium (DSTAT). ONC201 is in development for recurrent H3 K27M-mutant glioma. DSTAT is in Phase 3 development as a potential first-line therapy in acute myeloid leukemia (AML).

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At September 30, 2021 and December 31, 2020, the Company had cash equivalents including money market funds, whose value is based on quoted market prices. At September 30, 2021 and December 31, 2020, the Company had short-term investments, including U.S. Treasury securities, whose value is based on quoted market prices. At September 30, 2021, the Company had long-term investments including U.S. Treasury securities, whose value is based on quoted market prices. Accordingly, these securities are classified as Level 1.

At September 30, 2021, the Company had short-term investments, including commercial paper, and corporate bonds, and on December 31, 2020, the Company had short-term investments including corporate bonds. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	September 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$20,165	$20,165	$—	$—
Total cash equivalents	20,165	20,165	—	—
Short-term investments
U.S. treasury securities	7,534	7,534	—	—
Commercial paper	51,277	—	51,277	—
Corporate bonds	37,573	—	37,573	—
Total short-term investments	96,384	7,534	88,850	—
Long-term investments
U.S. treasury securities	2,035	2,035	—	—
Total long-term investments	2,035	2,035	—	—
Total assets	$118,584	$29,734	$88,850	$—

	Fair Value Measurements
	December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,503	$1,503	$—	$—
Total cash equivalents	1,503	1,503	—	—
Short-term investments
U.S. treasury securities	28,715	28,715	—	—
Corporate bonds	3,258	—	3,258	—
Total short-term investments	31,973	28,715	3,258	—
Total assets	$33,476	$30,218	$3,258	$—

Inventories

The Company considers regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory but are expensed as research and development costs. The Company begins capitalization of these inventory related costs once regulatory approval is obtained. The Company primarily uses actual costs to determine its cost basis for inventories.

At September 30, 2021, the Company’s inventory is related to TEMBEXA, which is being manufactured for the treatment of smallpox and potential delivery to the Strategic National Stockpile (SNS) for the U.S. government and other government agencies. TEMBEXA was approved by the FDA on June 4, 2021, at which time the Company began to capitalize inventory costs associated with TEMBEXA. Prior to FDA approval of TEMBEXA, all costs related to the manufacturing of TEMBEXA were charged to research and development expense in the period incurred as there was no alternative future use.

The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, manufacturing costs, shipping and handling costs on a first-in, first-out (FIFO) basis. Work-in-process includes all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods include packaged and labelled products. The Company's inventories at September 30, 2021 consisted of $1.6 million of work-in-process and no finished goods.

The Company’s assessment of market value requires the use of estimates regarding the net realizable value of its inventory balances, including an assessment of excess or obsolete inventory. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize significant judgment. The Company determines excess or obsolete inventory based on multiple factors, including an estimate of the future demand for its products, product expiration dates and current sales levels. The Company’s assumptions of future demand for its products are inherently uncertain and if the Company were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that the Company reports in a particular period. In addition, the Company's inventory may experience expiration of its shelf-life stability. During the nine months ended September 30, 2021, the Company did not record a reserve for inventory as the Company assumes TEMBEXA will be sold to the US government under a procurement contract with Biomedical Advanced Research and Development Authority (BARDA) or could be sold to other governmental agencies. Should no procurement contract be secured in the future, the Company may reserve part or all of our inventory balance, which would be included in cost of sales.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development expenses	$3,276	$1,375
Accrued compensation	4,502	4,473
Accrued legal expenses	213	651
Other accrued liabilities	2,507	751
Total accrued liabilities	$10,498	$7,250

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of TEMBEXA as a medical countermeasure in the event of a smallpox release. Under the contract, the Company received $72.5 million in expense reimbursement and $4.6 million in fees over the performance of one base segment and four option segments. Exercise of each option segment was solely at the discretion of BARDA. The Company assessed the services in accordance with the authoritative guidance and concluded that there was a potential of five separate contracts (one base segment and four option segments) within this agreement, each of which had a single performance obligation. All option segments (one through four) were exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, was allocated to the single performance obligation for each contract. The transaction price was recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurred as qualifying research activities were conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction was estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoiced BARDA monthly as costs were incurred. Any amounts received in advance of performance were recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The second and third option segments were completed on August 20, 2020. The fourth option segment was completed on September 1, 2021 and the contract has expired in accordance with its terms.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. As a result of its acquisition of Oncoceutics, Inc. (Oncoceutics), the Company became the beneficiary of two federal grant programs and two grant programs with private foundations, of which the federal grant programs ended in the third quarter of 2021. At September 30, 2021, the Company has a deferred revenue balance of $0.2 million related to these grants. Additionally, for the three and nine months ended September 30, 2021, the Company recognized $18,000 and $0.4 million of grant revenue related to these grants, respectively.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2021, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and nine months ended September 30, 2021 and 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In addition to estimates discussed in other sections of this Quarterly Report on Form 10-Q, the most significant estimates in the Company’s consolidated financial statements relate to the valuation of stock options and the valuation allowance for deferred tax assets resulting from net operating losses. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Note 2. Investments

The following tables summarize the Company's debt investments (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$37,579	$1	$(7)	$37,573
U.S. treasury securities	9,568	2	(1)	9,569
Commercial paper	51,272	7	(2)	51,277
Total investments	$98,419	$10	$(10)	$98,419

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$3,256	$2	$—	$3,258
U.S. treasury securities	28,717	1	(3)	28,715
Total investments	$31,973	$3	$(3)	$31,973

The following tables summarize the Company's debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	September 30, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$27,554	$(7)	$—	$—	$27,554	$(7)
Commercial paper	10,491	(2)	—	—	10,491	(2)
U.S. treasury securities	7,034	(1)	—	—	7,034	(1)
Total	$45,079	$(10)	$—	$—	$45,079	$(10)
Number of securities with unrealized losses		16		—		16

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$16,598	$(3)	$—	$—	$16,598	$(3)
Total	$16,598	$(3)	$—	$—	$16,598	$(3)
Number of securities with unrealized losses		6		—		6

The Company periodically reviews available-for-sale debt investments for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At September 30, 2021, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale debt investments in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three and nine months ended September 30, 2021 and 2020. Unrealized gains and losses on debt investments are recorded to unrealized (loss) gain on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at September 30, 2021 (in thousands):

Maturing in one year or less	$96,384
Maturing after one year through two years	2,035
Total debt investments	$98,419

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company's discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company's operating leases as of September 30, 2021 was 4.84 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2021 and 2020 and approximately $0.5 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The discount rate implicit within the Company's leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of September 30, 2021, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of September 30, 2021 (in thousands):

Assets
Operating lease right-of-use assets	$2,509

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$416
Operating lease long-term liabilities (recorded within Lease-related obligations)	2,525
Total operating lease liabilities	$2,941

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of September 30, 2021
2021 (1)	$97
2022	715
2023	736
2024	759
2025	781
All remaining years	467
Total future minimum rental payments	$3,555
Less amount of lease payments representing interest	614
Total present value of lease payments	$2,941

(1)The Company entered into the Ninth Amendment of its lease for the Company's headquarters in Durham, North Carolina, which extended the term of the lease by 65 months to July 31, 2026. As part of the amendment, the Company is entitled to receive a rent abatement of the first five months of the new lease term which began on March 1, 2021. Additionally, the Ninth Amendment grants the Company a refurbishment allowance, which the Company expects to receive in 2021 after the refurbishment has been completed.

As of December 31, 2020, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2020
2021	$260
2022	715
2023	736
2024	759
2025	781
Thereafter	467
Total future minimum rental payments	$3,718
Less amount of lease payments representing interest	792
Total present value of lease payments	$2,926

For the three months ended September 30, 2021 and 2020, the Company made lease payments of approximately $122,000 and $181,000, respectively, and for the nine months ended September 30, 2021 and 2020, the Company made lease payments of approximately $292,000 and $538,000, respectively.

Sublease

The Company subleased 3,537 square feet of its office space under a non-cancelable operating lease that expired in February 2021. For the three and nine months ended September 30, 2021, the Company recognized $0 and approximately $12,000 of income, respectively, and for the three and nine months ended September 30, 2020, the Company recognized approximately $18,000 and $53,000 of income, respectively, in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. As this lease has terminated, there are no future minimum rentals payments to be received.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA, the primary source of the Company's contract and grant revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. At September 30, 2021 and December 31, 2020, the Company had recorded a provision for potential refundable amounts of $52,000 and $38,000, respectively.

Note 4. Equity Transactions and Share-based Compensation

Common Stock

On January 20, 2021, the Company entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 11,765,000 shares (the Shares) of the Company’s common stock, par value $0.001 per share (the Common Stock). The price to the public in this offering was $8.50 per share, and the Underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $7.99 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,764,750 additional shares of Common Stock at the public offering price. The net proceeds to the Company from this offering were approximately $107.8 million, as the Underwriters’ option to purchase additional shares was exercised in full, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on January 25, 2021.

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2021, the common stock reserved for issuance under the 2013 Plan was automatically increased by 2.5 million shares. As of September 30, 2021, there was a total of 2.2 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 75,000 and 826,000 shares of common stock pursuant to the exercise of stock options during the three and nine months ended September 30, 2021, respectively. The Company issued 21,000 and 263,000 shares of common stock pursuant to the exercise of stock options during the three and nine months ended September 30, 2020, respectively.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 3.9 million shares of common stock to be purchased under the ESPP, of which 2.3 million shares remained available for purchase as of September 30, 2021. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). On January 1, 2021, the common stock reserved for issuance under the ESPP was automatically increased by an additional 422,535 shares.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 283,000 and 160,000 shares of common stock pursuant to the ESPP during the three months ended September 30, 2021 and 2020, respectively. The Company issued approximately 543,000 and 337,000 shares of common stock pursuant to the ESPP during the nine months ended September 30, 2021 and 2020, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued 241,000 shares and approximately 410,000 shares of common stock pursuant to the vesting of RSUs during the three and nine months ended September 30, 2021, respectively. The Company issued 277,000 shares and approximately 440,000 shares of common stock pursuant to the vesting of RSUs during the three and nine months ended September 30, 2020, respectively.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$1,853	$625	$4,995	$2,090
General and administrative expense	1,578	657	4,132	1,910
Total share-based compensation expense	$3,431	$1,282	$9,127	$4,000

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 as the Company incurred losses for the nine month period ended September 30, 2021, and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At September 30, 2021, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 6. Significant Agreements

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of TEMBEXA as a medical countermeasure in the event of a smallpox release. Under the contract, BARDA agreed to reimburse the Company, plus pay a fixed fee, for the research and development of TEMBEXA as a broad-spectrum therapeutic antiviral for the treatment of smallpox infections. The contract consists of an initial performance period, referred to as the base performance segment, plus up to four extension periods, referred to as option segments, of which all have been exercised. Under the contract, the Company received $72.5 million in expense reimbursement and $4.6 million in fees.

The fourth option segment ended on September 1, 2021 and the contract has expired in accordance with its terms. For the three months ended September 30, 2021 and 2020, the Company recognized revenue under this contract of $0.1 million and $1.6 million, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recognized revenue under this contract of $1.6 million and $4.2 million, respectively.

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

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan.

CR Sanjiu Agreement

In December 2020, Oncoceutics entered into a license, development and commercialization agreement with China Resources Sanjiu Medical & Pharmaceutical Co., Ltd. (CR Sanjiu). Oncoceutics granted CR Sanjiu an exclusive royalty bearing license to develop and commercialize ONC201 in China, Hong Kong, Macau and Taiwan (CR Sanjiu Territory). The Company is entitled to receive up to $5.0 million in nonrefundable regulatory milestone payments. The Company is entitled to tiered royalties based on the aggregate annual net sales of all licensed products, as defined in the agreement, in China.

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

As consideration for the Merger, the Company (a) paid an upfront cash payment of approximately $25.0 million, subject to certain customary adjustments, (b) issued an aggregate of 8,723,769 shares of the Company's common stock, (c) issued a promissory note to the Securityholders' Representative in the principal amount of $14.0 million (the Seller Note), to be paid in cash, subject to the terms and conditions of the Merger Agreement and the Seller Note, upon the one year anniversary of the closing of the Merger, and (d) agreed to make contingent payments up to an aggregate of $360.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Merger Agreement, as well as additional tiered royalty payments based upon future net sales of ONC 201 and ONC 206 products, subject to certain reductions as set forth in the Merger Agreement, and a contingent payment in the event the Company receives any proceeds from the sale of a rare pediatric disease priority review voucher based on Oncoceutics' products. The closing payment may be adjusted after the closing, pursuant to procedures set forth in the Merger Agreement, in connection with the finalization of the cash, transaction expenses, debt and working capital amounts at closing. As of September 30, 2021, the Company has recorded an estimated liability of $0.2 million related to closing payment adjustments. Additionally, as of September 30, 2021, the Company has recorded an estimated receivable of $0.6 million related to the repayment of certain severance amounts due from the Oncoceutics' shareholders.

The Company accounted for the Oncoceutics acquisition as an asset acquisition as the majority of the value of the assets acquired related to the ONC201 acquired in-process research and development (IPR&D) asset. In accordance with Accounting Standards Codification (ASC) Subtopic 730-10-25, Accounting for Research and Development Costs, the up-front payments to acquire a new drug compound, as well as future milestone payments when paid or payable, are immediately expensed as acquired IPR&D in transactions other than a business combination provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Therefore, the portion of the purchase price that was allocated to the IPR&D assets acquired was immediately expensed. Other assets acquired and liabilities assumed, were recorded at fair value.

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

Note 8. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2021, and events which occurred subsequently but were not recognized in the financial statements.

In accordance with the terms of the merger agreement between Chimerix and Oncoceutics, Inc., the achievement of the 20% overall response rate (ORR) via Blinded Independent Central Review (BICR) will result in a success milestone payment of $20 million to the former Oncoceutics, Inc. shareholders to be paid prior to year-end.

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

Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

OVERVIEW

Chimerix is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. In June 2021, the U.S. Food and Drug Administration (FDA) approved TEMBEXA (brincidofovir) for the treatment of smallpox as a medical countermeasure. Our two most advanced clinical-stage development programs are ONC201 and dociparstat sodium (DSTAT). ONC201 is in development for recurrent H3 K27M-mutant glioma. DSTAT is in Phase 3 development as a potential first-line therapy in acute myeloid leukemia (AML).

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

TEMBEXA potentially fills an important role as a treatment countermeasure to smallpox; it has a differentiated mechanism of action, a relatively high barrier to resistance and available evidence suggests it can be used in patients who have received the other FDA approved smallpox antiviral treatment. In September, an article was published in the peer review journal, Antiviral Research, providing a thorough assessment of TEMBEXA as a medical counter measure for smallpox.

By year-end, we expect to complete initial TEMBEXA drug product manufacturing in order to execute first shipments to the strategic national stockpile in response to a potential procurement contract to support national preparedness in the United States.

Imipridones - ONC201, ONC206 and ONC212

Imipridones are a potential new class of selective cancer therapies. Clinical trials of ONC201 in glioma patients with the H3 K27M-mutation are underway at several locations in the U.S. Based on discussions with the FDA, we plan to integrate data from the ongoing ONC201 clinical studies into a registration cohort, along with a natural history study and other supporting clinical pharmacological data and CMC with the potential for New Drug Application (NDA) submission seeking accelerated approval.

ONC201 - Results from 50 Patient Cohort of ONC201 in Recurrent H3 K27M-mutant Glioma

On November 4, 2021, we reported top-line results from the blinded independent central review (BICR) efficacy analysis. The efficacy analysis by BICR of the 50 patient cohort determined the overall response rate (ORR) to be 20.0% (95% Confidence Interval (CI): 10.0-33.7%) as determined by Response Assessment in Neuro-Oncology Criteria for High Grade Gliomas (RANO-HGG). The median duration of response (mDOR) was 11.2 months (95% CI: 3.8 - not reached) and the median time to response (mTTR) was 8.3 months.

The cohort for a potential registration of ONC201 was comprised of the first 50 patients enrolled across five ONC201 clinical studies that met certain criteria. These patients were two years of age or older, had measurable diffuse midline glioma, harbored the H3 K27M mutation and had evidence of progression following prior therapy with at least radiation completed at least 90 days prior to enrollment, among certain other criteria.

One serious adverse event identified by an investigator was possibly related to ONC201. Full safety data collection and analysis for this cohort is ongoing. Prior safety review of ONC201 identified the most commonly reported adverse events (AEs) as nausea/vomiting, fatigue and decreased lymphocyte counts.

This data along with other supportive clinical data from the ONC201 clinical studies, a natural history evaluation, other supporting clinical pharmacology data and chemistry, manufacturing and controls (CMC) support will be compiled for review with the U.S. FDA in 2022.

In accordance with the terms of the merger agreement between Chimerix and Oncoceutics, Inc., the achievement of the 20% ORR via BICR will result in a success milestone payment of $20 million to the former Oncoceutics, Inc. shareholders to be paid prior to year-end.

ONC206 and ONC212

Phase 1 clinical trials for ONC206, our second imipridone product candidate, and IND-enabling work for our third imipridone candidate, ONC212, remain ongoing.

Dociparstat for First-Line Acute Myeloid Leukemia (AML)

During 2020, we conducted an end of Phase 2 meeting with the FDA related to our development of DSTAT in AML, which informed the design of the Phase 3 trial. We are currently enrolling in our 570-subject Phase 3 Dociparstat in AML with Standard Chemotherapy (DASH AML) study of DSTAT for the treatment of AML. The multicenter, randomized, double-blind, placebo-controlled, parallel-group study will evaluate the efficacy and safety of DSTAT in combination with standard intensive induction and consolidation chemotherapy for the treatment of newly-diagnosed AML patients. Chimerix expects to unblind data following enrollment of the first 80 evaluable patients in this study to assess complete response rates and minimal residual disease rates between the study arm and the control arm. To date, enrollment of this study has proceeded more slowly than expected due to hospital staffing shortages related to COVID-19. We expect to complete enrollment of the first 80 evaluable patients in the second half of 2022.

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

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments, which have all been exercised. The contract was a cost-plus fixed fee development contract. Under the contract we received $72.5 million in expense reimbursement and $4.6 million in fees. The fourth and final option segment ended on September 1, 2021 and the contract expired in accordance with its terms. Under the BARDA contract, we recognized revenue of $0.1 million and $1.6 million during the three months ended September 30, 2021 and 2020, respectively, and we recognized revenue of $1.6 million and $4.2 million during the nine months ended September 30, 2021 and 2020, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct research and development expenses	$7,296	$5,943	$19,169	$15,151
Research and development personnel costs - excluding stock-based compensation	4,081	2,770	13,171	8,286
Research and development personnel costs - stock-based compensation	1,853	625	4,995	2,090
Indirect research and development expenses	590	680	2,145	2,018
Total research and development expenses	$13,820	$10,018	$39,480	$27,545

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

TEMBEXA (Brincidofovir, BCV)

We developed TEMBEXA for the treatment of smallpox. FDA marketing approval for TEMBEXA was received on June 4, 2021. Under our cost-plus-fixed fee BARDA contract, we incurred expenses in connection with the development of orthopoxvirus animal models, the demonstration of efficacy and pharmacokinetics of TEMBEXA in the animal models, the conduct of clinical studies for subjects with DNA viral infections, the manufacture and process validation of bulk drug substance and TEMBEXA 100 mg tablets and TEMBEXA 10 mg/mL oral suspension, and submission of the NDAs to the FDA. In addition, we have incurred additional supportive costs for the development of TEMBEXA for smallpox that we did not seek reimbursement for from BARDA. We have incurred costs related to the manufacturing of TEMBEXA for a possible procurement contract. These costs were expensed as incurred until the June approval. Following the June approval, costs related to the manufacturing of TEMBEXA are recorded and shown as inventory on the Consolidated Balance Sheets.

Imipridones program

In January 2021, we acquired Oncoceutics. In connection with the transaction, we recorded $82.9 million of acquired in-process research and development expenses for the three months ended March 31, 2021, which included $25.0 million for an upfront payment to Oncoceutics, $43.4 million related to the fair value of 8,723,769 shares common stock issued to Oncoceutics, a $14.0 million promissory note due on the one-year anniversary of the acquisition, and $0.3 million related to transaction costs consisting primarily of legal and professional fees. As we continue to develop and prepare Oncoceutics’ lead compound, ONC201, for a U.S. regulatory approval, we expect to incur significant research and development expense. We also plan to incur development expenses in connection with the continued development of other Oncoceutics' compounds, including ONC206 and ONC212.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $3.4 million and $1.3 million was recognized in the three months ended September 30, 2021 and 2020, respectively, and $9.1 million and $4.0 million was recognized in the nine months ended September 30, 2021 and 2020, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. There have been no material changes during the nine months ended September 30, 2021 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and September 30, 2020, together with the changes in those items (in thousands, except percentages):

	Three Months Ended September 30,		Dollar Change	% Change
	2021	2020	Increase/(Decrease)
Revenues:
Contract and grant revenue	$105	$1,591	$(1,486)	(93.4)%
Licensing revenue	2	18	(16)	(88.9)
Total revenues	107	1,609	(1,502)	(93.3)%
Operating expenses:
Research and development	13,820	10,018	3,802	38.0%
General and administrative	4,887	3,151	1,736	55.1%
Total operating expenses	18,707	13,169	5,538	42.1%
Loss from operations	(18,600)	(11,560)	(7,040)	60.9%
Other income:
Interest income and other, net	40	149	(109)	(73.2)%
Net loss	$(18,560)	$(11,411)	$(7,149)	62.7%

Contract and Licensing Revenue

For the three months ended September 30, 2021, total contract and licensing revenue decreased to $0.1 million compared to $1.6 million for the three months ended September 30, 2020. The decrease of $1.5 million, or 93.3%, is primarily attributable to a decrease in reimbursable expenses under our contract with BARDA.

Research and Development Expenses

For the three months ended September 30, 2021, our research and development expenses increased to $13.8 million compared to $10.0 million for the three months ended September 30, 2020. The increase of $3.8 million, or 38.0%, is primarily related to the following:

•an increase of $4.8 million in research and development expenses related to our ongoing clinical trials in patients, preparation of data for the efficacy analysis by Blinded Independent Central Review of ONC201 in recurrent H3 K27M-mutant glioma patients, and the development and manufacture of ONC201 and ONC206 drug substance and drug product; and
•an increase of $2.5 million in compensation expenses, of which $1.2 million is related to non-cash stock compensation, to support development of our current pipeline; offset by
•a decrease of $2.4 million in brincidofovir development expenses with the approval of TEMBEXA in June 2021;
•a decrease of $1.1 million in DSTAT development costs primarily related to curtailment of the Phase 2 trial to assess DSTAT for acute lung injury in COVID-19 patients.

General and Administrative Expenses

For the three months ended September 30, 2021, our general and administrative expenses increased to $4.9 million compared to $3.2 million for the three months ended September 30, 2020. The increase of $1.7 million, or 55.1%, is primarily related to the following:

•an increase of $1.2 million in compensation expenses, of which $0.9 million is related to non-cash stock compensation expense; and
•an increase of $0.5 million in consulting, legal and operational expenses with the growth of the company’s infrastructure.

Interest Income and Other, Net

For the three months ended September 30, 2021, our interest income and other, net decreased to $40,000 compared to $0.1 million for the three months ended September 30, 2020. This decrease is attributable to amortization of our investment premium balances offsetting interest earned.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and September 30, 2020, together with the changes in those items (in thousands except percentages):

	Nine Months Ended September 30,		Dollar Change	% Change
	2021	2020	Increase/(Decrease)
Revenues:
Contract and grant revenue	$1,928	$4,158	$(2,230)	(53.6)%
Licensing revenue	5	94	(89)	(94.7)%
Total revenues	$1,933	$4,252	(2,319)	(54.5)%
Operating expenses:
Research and development	$39,480	$27,545	11,935	43.3%
General and administrative	13,431	9,466	3,965	41.9%
Acquired in-process research and development	$82,890	$—	$82,890	*
Total operating expenses	135,801	37,011	98,790	266.9%
Loss from operations	(133,868)	(32,759)	(101,109)	308.6%
Other income:
Interest income and other, net	130	912	(782)	(85.7)%
Net loss	$(133,738)	$(31,847)	$(101,891)	319.9%
* Not meaningful or not calculable

Contract and Licensing Revenue

For the nine months ended September 30, 2021, total contract and licensing revenue decreased to $1.9 million compared to $4.3 million for the nine months ended September 30, 2020. The decrease of $2.3 million, or 54.5%, is primarily related to a decrease in reimbursable expenses under our contract with BARDA.

Research and Development Expenses

For the nine months ended September 30, 2021, our research and development expenses increased to $39.5 million compared to $27.5 million for the nine months ended September 30, 2020. The increase of $11.9 million, or 43.3%, is primarily related to the following:

•an increase of $8.8 million related to research and development expenses of our ongoing clinical trials in patients, preparation of data for the efficacy analysis by Blinded Independent Central Review ONC201 in recurrent H3 K27M-mutant glioma, toxicology studies and development and the manufacture of ONC201 and ONC206 drug substance and drug product; and
•an increase of $7.7 million in compensation expenses, of which $2.9 million relates to non-cash compensation to support development of our current pipeline; offset by
•a decrease of $3.3 million in brincidofovir development expenses with the approval of TEMBEXA in June 2021; and
•a decrease of $1.5 million in DSTAT development costs related to curtailment of the Phase 2 trial to assess DSTAT for acute lung injury in COVID-19 patients.

General and Administrative Expenses

For the nine months ended September 30, 2021, our general and administrative expenses increased to $13.4 million compared to $9.5 million for the nine months ended September 30, 2020. The increase of $4.0 million, or 41.9%, is primarily related to the following:

•an increase of $2.8 million in compensation, of which $2.2 million relates to non-cash stock compensation; and
•an increase of $1.1 million in consulting, legal other operational expense with the growth of the company’s infrastructure.

Acquired In-process Research and Development Expenses

In connection with our acquisition of Oncoceutics in January 2021, we recorded a total of $82.9 million of acquired in-process research and development expenses for the nine months ended September 30, 2021, which included $25.0 million for an upfront payment to Oncoceutics, $43.4 million related to the fair value of the 8,723,769 shares of common stock issued to Oncoceutics, a $14.0 million promissory note due on the one-year anniversary of the acquisition and $0.3 million related to transaction costs consisting primarily of legal and professional fees.

Interest Income and Other, Net

For the nine months ended September 30, 2021, our interest income and other, net decreased to $0.1 million compared to $0.9 million for the nine months ended September 30, 2020. This decrease is attributable to amortization of our investment premium balances offsetting interest earned.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had capital available to fund operations of approximately $124.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of September 30, 2021, we had an accumulated deficit of $846.1 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. Sales of our common stock made pursuant to the Jefferies Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 (File No. 333-244146), which was declared effective by the SEC on August 17, 2020. As of September 30, 2021, we have not sold any shares of our common stock under the Jefferies Sales Agreement.

On January 20, 2021, we entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 11,765,000 shares (the Shares) of our common stock. The price to the public in this offering was $8.50 per share, and the Underwriters agreed to purchase the Shares from us pursuant to the Underwriting Agreement at a price of $7.99 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to 1,764,750 additional shares of our common stock at the public offering price. The net proceeds to us from this offering were approximately $107.8 million, as the Underwriters’ option to purchase additional shares was exercised in full, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on January 25, 2021.

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, This registration statement will remain in effect for up to three years from the date it became effective. As of September 30, 2021, no sales have been made under the automatic shelf registration statement.

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

Cash Flows

The following table sets forth the significant sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash sources and uses:
Net cash used in operating activities	$(65,907)	$(26,993)
Net cash (used in) provided by investing activities	(67,285)	47,155
Net cash provided by financing activities	112,377	1,067
Net (decrease) increase in cash and cash equivalents	$(20,815)	$21,229

The table above sets forth the net decrease or increase in cash and cash equivalents alone and not the change in our total capital available to fund operations, which also includes short-term and long-term investments. Cash and cash equivalents includes cash on hand and securities with original maturities of 90 days or less.

Operating Activities

Net cash used in operating activities of $65.9 million for the nine months ended September 30, 2021 was primarily the result of our $133.7 million net loss, partially offset by the change in operating assets and liabilities and the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase of $3.5 million in accounts payable and accrued liabilities and a decrease in accounts receivable of $0.3 million, partially offset by an increase in prepaid expenses and other assets of $2.0 million and an increase in inventories of $1.6 million. Non-cash expenses included add-backs of $43.4 million for the fair value of common stock issued in relation to the Oncoceutics acquisition, $14.0 million for the note payable due on the one-year anniversary of the Oncoceutics acquisition, $9.1 million for share-based compensation, $0.1 million of depreciation of property and equipment and $0.6 million of amortization of discount/premium on investments. Net cash used in operating activities of $27.0 million for the nine months ended September 30, 2020 was primarily the result of our $31.8 million net loss offset by the change in operating assets and liabilities and the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in prepaid expenses and other assets of $1.3 million and a decrease in accounts receivable of $0.9 million related to work on the BARDA contract, partially offset by a decrease of $1.3 million in accounts payable and accrued liabilities. Non-cash expenses included add-backs of $4.0 million for share-based compensation and $0.3 million of depreciation of property and equipment, offset by $0.3 million of amortization of discount/premium on investments.

Investing Activities

Net cash used in investing activities of $67.3 million for the nine months ended September 30, 2021 was primarily the result of the purchase of $105.4 million in short-term investments and the purchase of $9.6 million in long-term investments, partially offset by the maturity of $45.9 million in short-term investments and the sale of $2.0 million in short-term investments. Net cash provided by investing activities of $47.2 million for the nine months ended September 30, 2020 was primarily the result of the maturity of $104.6 million in short-term investments and the sale of $1.5 million in short-term investments, partially offset by the purchase of $58.9 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $112.4 million for the nine months ended September 30, 2021 was primarily the result of $107.8 million in proceeds from the issuance of common stock and $4.5 million in proceeds from the exercise of stock options and stock purchases through our ESPP. Net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2020 was primarily the result of $1.1 million in proceeds from the exercise of stock options and stock purchases through our ESPP.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed by us with the SEC on February 25, 2021.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and nine months ended September 30, 2021 or September 30, 2020.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2021, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing and commercializing TEMBEXA for the treatment of smallpox, ONC201 for the treatment of recurrent H3 K27M-mutant glioma and dociparstat (DSTAT) for the treatment of acute myeloid leukemia (AML). We have incurred significant net losses in each year since our inception, including net losses of

$133.7 million and $31.8 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of approximately $846.1 million.

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
•obtaining United States regulatory approval(s) for ONC201 and DSTAT;
•obtaining foreign regulatory approval(s) for TEMBEXA, ONC201 and DSTAT;
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

In addition to our current assets, we may in-license or acquire additional assets, engage in a merger or acquisition transaction, issue additional shares of our common stock, or engage in other potential actions designed to maximize stockholder value. Our continuing review of external assets may not result in the identification or consummation of any transaction. The process of reviewing external opportunities may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating, negotiating, and consummating potential transactions. There can be no assurance that any potential additional transaction, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. In addition, once any potential additional transaction is consummated, we are likely to incur substantial costs associated with future development and testing of any new product candidate, which may require us to raise additional capital.

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

We may be unable to obtain, or may be delayed in obtaining, regulatory approval for our most advanced clinical candidates: ONC201 and DSTAT.*

In July 2019, we entered into a license agreement with Cantex where we acquired an exclusive license to global development and commercialization rights to DSTAT. We are currently enrolling our 570-subject Phase 3 Dociparstat in AML with Standard Chemotherapy (DASH AML) study of DSTAT for the treatment of AML.

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

In particular, based on discussions with the FDA, we plan to integrate data from ongoing ONC201 trials into a registration cohort with the potential for an NDA submission seeking accelerated approval of ONC201 in the United States. Recently, the FDA has announced that the agency’s Oncology Center of Excellence reassessed the marketing authorizations for several oncology medicines that received accelerated approvals where their confirmatory clinical trials did not demonstrate clinical benefit. It is possible that the occurrence or outcome of such reassessment may make it more difficult for us to apply for or obtain accelerated approval based on data from ongoing trials of our clinical candidates ONC201 and DSTAT. It is also possible that confirmatory clinical trials may not demonstrate clinical benefit.

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
•changes in standard of care in specific diseases;
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

With respect to the FDA’s approval of TEMBEXA for the treatment of smallpox, we received approval according to the Animal Rule and are subject to certain post-approval requirements. For example, we will need to conduct a large confirmatory clinical trial during a smallpox outbreak, which may be expensive and time-consuming and may not confirm the benefit making the marketing approval for TEMBEXA subject to withdrawal by the FDA, which could significantly harm our business. This study may be difficult to enroll due to the size and/or location of the smallpox outbreak. These outbreak studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market TEMBEXA, or negatively impact its overall clinical profile. In addition, we will need to conduct in vitro resistance testing to address post-marketing commitments which could negatively impact the labeling.

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

Coverage and adequate reimbursement may not be available for ONC201, DSTAT or any of our other current or future product candidates, which could make it difficult for us to sell profitably, if approved.*

Market acceptance and sales of ONC201, DSTAT, or any other product candidates that we commercialize, if approved, will depend in part on the extent to which coverage and adequate reimbursement will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Third-party payers are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Even if favorable coverage and reimbursement status is attained for our products candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

For example, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. However, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (the BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increased in the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (DHHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, in August 2021, CMS published a proposed rule that seeks to rescind the MFN model interim final rule. In July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to this executive order, in September 2021, DHHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions DHHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

We rely on limited sources of supply for the drug components for TEMBEXA as well as each of our product candidates including ONC201 and DSTAT, and any disruption in the chain of supply for any of these product candidates may cause delays in their development and commercialization.*

Manufacturing of drug components is subject to certain FDA and comparable foreign qualifications with respect to manufacturing standards. Our manufacturing of TEMBEXA is comprised of separate processes for each of bulk drug substance, tablets, and suspension. In addition, each of these forms can be manufactured at either small or large scale. For each form and scale of manufacturing, the process must be validated in order to supply TEMBEXA commercially. We have validated the TEMBEXA drug substance manufacturing process at our selected contractor that will produce drug substance at large scale. We have selected our TEMBEXA tablet and suspension manufacturers that will produce at both small and large scale. We have scaled up the tablet manufacturing process and plan to scale up the suspension manufacturing process to meet forecasted demand. There can be no assurance that manufacturing the suspension at large scale will be successful or will be completed in a timely fashion in order to meet large scale demands. If we are unable to successfully scale up to meet forecasted demands our business could be materially harmed.

In connection with the approval of TEMBEXA, we have only one supplier of drug substance and one separate supplier of drug product qualified as vendors with the FDA. We plan to validate the DSTAT and ONC201 drug substance and drug product processes prior to regulatory approval. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors with the FDA for each of DSTAT and ONC201. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of DSTAT, ONC201 or TEMBEXA, and cause us to incur additional costs. As an example, we source a significant number of materials used in the manufacture of our products from China; the impact of the recent coronavirus outbreak could make access to our existing supply chain difficult or impossible and could materially harm our business. If our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials for DSTAT, ONC201 and TEMBEXA may be delayed, which could inhibit our ability to generate revenues.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization of TEMBEXA, ONC201 and DSTAT.*

We have validated processes for drug substance and drug product production for TEMBEXA.

We plan to validate DSTAT and ONC201 drug substance and drug product processes prior to approval at our selected vendors. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors for each of DSTAT and ONC201 with the FDA.

As more batch data is generated post-validation for both the drug substance and drug products, and as additional stability data is collected, issues may arise in our processes and stability programs which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of our products and product candidates. In the future, we may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical program and regulatory approval for our products and product candidates, increases in our operating expenses, or failure to obtain or maintain approval for each of DSTAT, ONC201 or in the case of TEMBEXA, maintain approval.

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

Risks Related to Our United States Government Contracts and Grants

There can be no assurances that we will be able to enter into a contract with BARDA to act as the sole supplier for the procurement of TEMBEXA for the treatment of smallpox.*

In April 2015, BARDA posted a notice of intent to use other than full and open competition to award a sole source contract to us for the procurement of TEMBEXA for the treatment of smallpox. In May 2015, BARDA posted an approved justification for the use of other than full and open competition for the contract. In July 2015, BARDA issued a Request for Proposal (RFP) entitled “2015 Procurement of a Second Smallpox Antiviral Drug for the Strategic National Stockpile.” In August 2015, we submitted a response to the RFP and we subsequently engaged in discussions with BARDA regarding our response. The issuance of that RFP did not culminate with agreement for the sole source supply of TEMBEXA for the Strategic National Stockpile (SNS).

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

Furthermore, in the event that BARDA issues an RFP for procurement of a smallpox antiviral therapeutic, there can be no assurance that we would reach agreement with BARDA on terms related to the manufacture and delivery of TEMBEXA to the SNS. Among the material terms to be negotiated and agreed to are: price, volume, and payment and delivery schedules, as we currently do not have TEMBEXA finished goods inventory that would be available for immediate delivery.

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

We may face disruptions that may affect our ability to initiate and complete clinical trials including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates and laboratory supplies for planned and ongoing clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring, data collection, data integrity and data analysis may be paused or delayed or negatively impacted due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. We may face manufacturing disruptions or disruptions related to the ability to obtain necessary institutional review board (IRB) or other necessary site approvals, as well as other delays at clinical trial sites.

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

Based upon shares of common stock outstanding as of September 30, 2021, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 7.7% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

10.1
Contract modification No. 66, dated May 24, 2021, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.2+
Contract modification No. 67, dated September 20, 2021, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

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

CHIMERIX, INC.

November 4, 2021	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2021	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Business and Financial Officer
(Principal Financial Officer)