Form 10-K
period 2021-12-31
CHIMERIX INC
filed 2022-03-01
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on The Nasdaq Global Market on June 30, 2021 was $578,617,872.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 25, 2022 was 87,027,677.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2021 are incorporated by reference into Part III of this report………………………………………………………
10-K Part III

CHIMERIX, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2021

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
•While we have received a sole source request from BARDA, there can be no assurances that we will be able to enter into a contract with BARDA on favorable terms, or at all, to act as the sole supplier for the procurement of TEMBEXA for the treatment of smallpox.
•We have only received regulatory approval for TEMBEXA, and all of our other product candidates are still under clinical development and may not obtain regulatory approval or be successfully commercialized.
•We may be unable to obtain, or may be delayed in obtaining, regulatory approval for other most advanced clinical candidates: ONC201 and DSTAT.
•Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize product candidates, and even if we generate future revenues, they may not be sufficient to lead to profitability.

•Even though we have obtained regulatory approval for TEMBEXA, or if we obtain regulatory approval for any of our product candidates, including ONC201 and DSTAT, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.
•We rely on third-party manufacturers to produce our preclinical drug supplies, clinical drug supplies and TEMBEXA, and we intend to rely on third parties to produce commercial supplies of any approved product candidates. We rely on limited sources of supply for the drug components for each of our product candidates including, TEMBEXA, ONC201 and DSTAT, and any disruption in the chain of supply for either of these product candidates may cause delays in their development and commercialization.
•We routinely evaluate external assets to build our pipeline of product candidates and there can be no assurance that we will be successful in identifying or completing a transaction for a candidate, that any such transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business. For example, we may experience difficulties in integrating the operations of Oncoceutics into our business and in realizing the expected benefits of the merger with Oncoceutics.
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

Market, Industry and Other Data

This Annual Report contains estimates, projections and other information concerning our industry, our business and relevant markets, including data regarding the estimated size of relevant markets, patient populations, projected diagnosis rates and the perceptions and preferences of patients and physicians regarding certain therapies, as well as data regarding market research and estimates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources that we believe to be reliable. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph are derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

ITEM 1.      BUSINESS

Chimerix Overview

Chimerix is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. In June 2021, the U.S. Food and Drug Administration (FDA) approved TEMBEXA (brincidofovir) for the treatment of smallpox as a medical countermeasure. Our two most advanced clinical-stage development programs are ONC201 and dociparstat sodium (DSTAT). ONC201 is in development for recurrent H3 K27M-mutant glioma as its lead indication. DSTAT is in Phase 3 development as a potential first-line therapy in combination with standard chemotherapy for the treatment of acute myeloid leukemia (AML).

TEMBEXA (brincidofovir, BCV)

TEMBEXA is a lipid conjugate which acts via inhibition of viral DNA synthesis that is a medical countermeasure for smallpox. On June 4, 2021, the FDA granted TEMBEXA approval for the treatment of smallpox. TEMBEXA is available in tablets and oral suspension. It is approved for adult and pediatric patients, including neonates. TEMBEXA was developed as a medical countermeasure for the treatment of smallpox under a collaboration with Biomedical Advanced Research and Development Authority (BARDA). On July 19, 2021, the FDA confirmed that, following the recent approval, TEMBEXA is entitled to seven years’ orphan exclusivity in the United States for the treatment of smallpox beginning with the June 4, 2021 marketing approval. In addition to orphan exclusivity, TEMBEXA patent coverage in the United States is expected to extend into 2034.

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

On December 22, 2021, BARDA issued a Request for Proposal (the “RFP”) to Chimerix which confirmed, among other things, BARDA’s intent to negotiate a sole source contract with the Company for the development and procurement of a smallpox therapeutic with a mechanism of action distinct from that of TPOXX® (marketed by SIGA Technologies, Inc. (“SIGA”)) and with a New Drug Application accepted by the U.S. Food and Drug Administration (the “FDA”). The issuance of the RFP by BARDA is a requisite step in the sole source contracting process and allows the Company to commence negotiations with BARDA and to submit a proposal for a contract with BARDA.

The RFP indicates that BARDA intends to contract with the Company to procure up to 1.7 million treatment courses of a smallpox antiviral. The RFP also requires the Company to perform certain activities to be supported by BARDA, including, but not limited to the execution of a randomized clinical trial in the event of an outbreak, and certain cGMP manufacturing activities. We submitted the proposal to BARDA which is currently under review as a sole source contract, including, but not limited to, provisions concerning price per course of therapy and delivery schedule.

As of December 31, 2021, the Company had completed initial TEMBEXA drug product manufacturing for shipment to the Strategic National Stockpile in response to a potential procurement contract to support national preparedness in the United States.

Oncoceutics Acquisition

In January 2021, we acquired Oncoceutics, Inc. (Oncoceutics), a privately-held, clinical-stage biotechnology company developing imipridones, a novel class of small molecule development-stage compounds. Oncoceutics’ lead product candidate, ONC201, is currently in development for recurrent H3 K27M-mutant glioma.

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

ONC201 selectively targets Dopamine Receptor D2 (DRD2) and ClpP. ONC201 has been shown to selectively induce cell death in cancer cells by binding to and differentially altering activity of DRD2 and ClpP.

Clinical trials of ONC201 in glioma patients with the H3 K27M-mutation are underway at several locations in the U.S. As many as 10% of patients with glioma have the H3 K27M-mutation. The H3 K27M-mutation is found in 50-90% of patients with midline glioma, including 80-90% of children with diffuse intrinsic pontine glioma or DIPG. Currently there is no effective therapy for patients with the H3 K27M-mutation beyond radiation that provides only transient benefit in a fraction of the population. Often it is not possible to resect these tumors when located in the midline structure of the brain and chemotherapy is ineffective. In order to provide context to these results, a review of the literature for comparable survival rates was performed. An analysis of the recurrent diffuse glioma literature indicates an overall survival of 27.5% at 12 months (15 studies; 1,816 patients) and 6.4% at 24 months (10 studies; 1,279 patients). This analysis included studies of ≥30 Grade II-IV glioma patients published after 2009 and was agnostic to molecular profile or tumor location.

Blinded Independent Central Review (BICR) of ONC201 Patient Data

Based on feedback from the FDA, which identified specific patient inclusion criteria designed to isolate the tumor response from ONC201 monotherapy, a blinded independent central review (BICR) efficacy analysis was performed on the first 50 patients meeting the criteria. On November 20, 2021, we reported positive ONC201 data in recurrent H3 K27M-mutant diffuse midline glioma at the Society for Neuro-Oncology Annual meeting.

In the spider plot below, each line represents a patient with measurable enhancing lesions per BICR and depicts the percent change in these lesions over time using the sum of products of perpendicular diameters (SPD). Patients whose lesion size decreased shows a decline in the SPD.

Spider Plot (RANO-HGG)

ONC201 ongoing
New anticancer therapy initiated
New lesion(s), first instance
% Change in SPD from Baseline
100
75
50
25
0
-25
-50
-75
-100
0
3
6
9
12
15
18
21
24
27
30
33
36
39
42
Months from First Dose

Duration of response, median (95% CI)	11.2 months (3.8 – not reached)
Time to response, median (range)	8.3 months (1.9 – 15.9)

•Median duration of response (mDOR) was 11.2 months (95% CI: 3.8 - not reached)
•Median time to response was 8.3 months (range 1.9-15.9)
•Progression-free survival (PFS): 35% (95% CI:21-49%) at 6 months; 30% (95% CI:17-44%) at 12 months

ONC201 monotherapy exhibited durable and clinically meaningful responses in recurrent H3 K27M-mutant diffuse midline glioma (DMG) patients. The Response Assessment in Neuro-Oncology criteria for high grade glioma (RANO-HGG) that quantitatively evaluates neuroimaging with contrast enhancement assessed by dual reader BICR with adjudication determined:

•Overall response rate (ORR) to be 20.0% (95% Confidence Interval (CI): 10.0-34%); including one complete response
•Disease control rate: 40% (95% CI:26-55%)
The Response Assessment in Neuro-Oncology criteria for low grade glioma (RANO-LGG) that quantitatively evaluates neuroimaging without contrast enhancement assessed by dual reader BICR with adjudication determined:

•ORR 26% (95% CI: 15 – 40%)
•Disease control rate: 42% (95% CI:28-57%)

Overall Response Rate (RANO-LGG)

PD
NE
SD
MR
PR
Best % Change in SPD from Baseline
100
75
50
25
0
-25
-50
-75
-100
* * *

The proportion of patients achieving either a RANO-HGG and/or a RANO-LGG response is 30% (95% CI: 17.9 - 44.6%).

Among evaluable patients (those receiving at least 4mg of dexamethasone daily at baseline), 46.7% achieved at least a 50% confirmed reduction in corticosteroid dose. Among evaluable patients (those with a baseline performance status (KPS/LPS) score of 80 or lower), 20.6% achieved a confirmed improvement, indicative of improved quality of life.

Overall survival:
•12 months: 57% (95% CI: 41 – 70%)
•24 months: 35% (95% CI: 21 – 49%)

The cohort was comprised of the first 50 patients enrolled across five ONC201 clinical studies, who met specific criteria designed to isolate the tumor response from ONC201 monotherapy, based on feedback from the FDA. These patients were two years of age or older, had measurable diffuse midline glioma with the H3 K27M-mutation, and had evidence of disease progression following prior therapy with at least radiation completed at least 90 days prior to enrollment.

One serious adverse event, considered to be possibly ONC201-related by the investigator and unlikely to be ONC201-related by the sponsor was identified. Full safety data collection and analysis for this cohort is ongoing. Prior safety review of ONC201 identified the most commonly reported adverse events (AEs) as nausea/vomiting, fatigue and decreased lymphocyte counts.

Chimerix plans to meet with the FDA in the first half of 2022 to review the design for the ONC201 first-line randomized placebo-controlled, Phase 3 trial in combination with radiation therapy that is planned to initiate in the second half of 2022 in patients who harbor the H3 K27M mutation. Under a potential accelerated approval for ONC201 in H3 K27M positive recurrent diffuse midline glioma the FDA may require this trial to be underway at the time of approval. In addition, the Company is conducting a retrospective natural history study, conducting supporting clinical pharmacology studies, completing chemistry, manufacturing and controls (CMC) support and compiling a safety package which it plans to review with the FDA.

In accordance with the terms of the merger agreement between Chimerix and Oncoceutics, the achievement of the 20% overall response rate (ORR) via BICR resulted in a success milestone payment of $20 million to the former Oncoceutics shareholders which was paid in the fourth quarter of 2021.

The FDA has granted ONC201 Fast Track Designation for the treatment of adult recurrent H3 K27M-mutant high-grade glioma, Rare Pediatric Disease Designation for treatment of H3 K27M-mutant glioma, and Orphan Drug Designations for the treatment of glioblastoma and for the treatment of malignant glioma.

In addition to clinical trials in glioma, ONC201 has been evaluated in an open label Phase 2 investigator-initiated study that treated 30 patients at the Cleveland Clinic with rare neuroendocrine tumors. Paraganglioma patients were separated into two cohorts initiating ONC201 either once or twice weekly. A third cohort included patients with other neuroendocrine tumors, including desmoplastic small round cell tumor (DSRCT), dosed weekly with ONC201. The primary endpoint was radiographic response as measured by RECIST criteria. Investigator-assessed data from this study were presented at the annual meeting of the American Society of Clinical Oncology (ASCO) in 2021 and published in the journal Clinical Cancer Research in 2022.

In the cohort of paraganglioma patients receiving ONC201 once weekly, 50% (5/10) of patients exhibited a partial response (PR) and two additional patients had stable disease (SD) that lasted longer than three months. Five of the 10 patients in this cohort were treated longer than one year. Among the cohort of paraganglioma patients receiving ONC201 twice weekly 1 PR and 7 SD were observed; this cohort includes 4 of 8 patients who crossed over from the weekly dosing cohort. The third cohort of other neuroendocrine tumors included one PR (DSRCT) and two SD (DSRCT; neuroblastoma) that lasted longer than three months. Importantly, across all cohorts there was no decline in Karnofsky Performance Status (KPS) at week 12 for 93% of patients (28/30) and no dose modification due to treatment-related adverse events.

ONC206

ONC206 is an imipridone, DRD2 antagonist and ClpP agonist that demonstrated enhanced non-competitive DRD2 antagonism relative to ONC201 in preclinical studies and additionally showed disruption of DRD2 homodimers. Treatment of tumor cells with ONC206 elicits a distinct gene expression as compared to ONC201. ONC206 has demonstrated synergistic in vitro activity with ONC201 in cells that have acquired resistance to ONC201. ONC206 showed anti-tumor activity in preclinical models of difficult-to-treat neuroendocrine tumors and high-grade gliomas. In vitro, ONC206 has affected some of the same downstream pathways as ONC201, including activation of the integrated stress response and inhibition of Ras signaling, leading to selective killing of tumor cells.

The first-in-human clinical trial of ONC206 for adults with recurrent primary central nervous system tumors is ongoing at the National Institute of Health (NCT04541082). In addition, the Pediatric Neuro-Oncology Consortium (PNOC), is conducting dose escalating studies.

ONC212

ONC212 is an imipridone, investigational agonist of the orphan GPCR tumor suppressor GPR132, as well as ClpP. Similar to the potential downstream effects of ONC201 and ONC206, in vitro studies of ONC212 demonstrate activation of integrated stress response, inhibition of Ras signaling and selective killing of tumor cells. ONC212 showed broad-spectrum activity across both solid tumors and hematological malignancies, including pancreatic cancer and leukemias prioritized as target clinical indications that exhibit high GPR132 and/or ClpP expression.

Currently ONC212 is in IND-enabling studies. Subject to successful completion of the IND-enabling studies, we expect to conduct first-in-human trials as next steps.

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

DSTAT for First-Line Acute Myeloid Leukemia (AML)

DSTAT is a novel therapeutic candidate which inhibits the activities of key proteins implicated in the resistance of AML blasts and leukemic stem cells (LSCs) to chemotherapy (e.g., CXCL12, CXCR4, HMGB1, Human Leukocyte Elastase (HLE)). DSTAT also inhibits platelet factor 4 (PF4), which has been demonstrated to play a key role in the maintenance of hematopoietic stem cell (HSC) quiescence and impairment of platelet recovery after chemotherapy.

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

Figure 1: Schematic representation of leukemic cell counts over time. In the above schematic, hypothetical Patients 2 through 5 are all assumed to achieve a complete response or CR (<5% AML blasts in bone marrow based on morphology); however, their long-term response varies from a relatively quick relapse to a potential cure. Measurable residual disease or MRD is a more sensitive analysis of blasts than CR (e.g., 0.1% cutoff for MRD by flow cytometry is typical vs 5% for CR by morphology)

The mechanism of action of DSTAT is likely based on the inhibition of multiple proteins involved in chemoresistance and quiescence. This multi-modality may be particularly beneficial in a disease with significant heterogeneity like AML and may provide an advantage relative to other therapies with singular targets (e.g., CXCR4 inhibitors, E-selectin inhibitors).

We believe that DSTAT interaction with the key targets may provide a deeper and more durable response to chemotherapy treatment in AML patients compared to chemotherapy alone, without significant additional toxicity.

In 2020, we conducted an end of Phase 2 meeting with the FDA related to the Company’s development of DSTAT in AML. Following the meeting, we incorporated FDA's feedback into the full protocol. We are currently enrolling patients for our 570-subject Phase 3 Dociparstat in AML with Standard Chemotherapy (DASH AML) study of DSTAT for the treatment of AML.

DASH AML is a randomized, double-blinded trial of approximately 570 newly diagnosed AML patients. The trial includes adult patients who have an intermediate or adverse genetic risk profile. Patients are randomized 1:1 to receive DSTAT in combination with standard cytarabine plus anthracycline (7+3) induction and cytarabine consolidation chemotherapy or will receive standard of care (7+3) induction and consolidation chemotherapy alone. Patients with FLT-3 mutations will be allowed in the study and will be eligible to receive midostaurin.

The primary endpoint of the trial is overall survival (OS). In addition, the FDA has indicated that event-free survival (EFS) using complete response with hematologic recovery to define induction success (CR) may be acceptable as an endpoint for approval. Other endpoints to be evaluated in the trial include: MRD, relapse-free survival (RFS), time to hematologic recovery, and induction response.

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

The data from the first 80 evaluable patients of the Phase 3 trial are expected to be unblinded, reported publicly, and available for ongoing analysis of later endpoints, unless the independent Data Monitoring Committee (DMC) determines that exceptional pre-specified thresholds have been achieved, in which case the DMC will have the discretion to maintain blinding, which would allow inclusion of these patients in the final analysis. Enrollment of this study has proceeded more slowly than expected due to hospital staffing shortage related to COVID-19 and the competitive nature of enrolling subjects in this patient population. As such, we do not expect to complete enrollment of the first 80 evaluable patients by year end. We are reviewing a number of options to accelerate the development of DSTAT.

DSTAT has received Orphan Drug and Fast Track designation from the U.S. Food and Drug Administration (FDA) for the treatment of AML.

CMX521 and the Chimerix Antiviral Chemical Library

Chimerix announced acceptance of a Late Breaking Oral presentation of CMX521 at the International Conference of Antiviral Research (ICAR) for March 23rd. Promising preclinical efficacy data generated using CMX521 as a potential prophylactic and treatment of SARS-CoV-2 (COVID-19) infection was generated through a collaboration between Chimerix and the Rapidly Emerging Antiviral Drug Development Initiative (READDI) at the University of North Carolina at Chapel Hill (UNC). READDI is a global public-private partnership founded at UNC by the UNC Eshelman School of Pharmacy, UNC School of Medicine, Gilling School of Global Public Health, Eshelman Institute for Innovation and the Structural Genomics Consortium. Monotherapy prophylactic administration of aerosol CMX521 every eight hours starting eight hours prior to infection reduced average viral titers in lung on day four post-infection by 3.62 log10 (>99.9% reduction) and prevented weight loss/clinical progression versus placebo. The model used in this study was also used in development of another antiviral therapy that has Emergency Use Authorization for SARS-CoV-2 in the United States. Antiviral efficacy was also demonstrated with monotherapy treatment when CMX521 was initiated post-infection. When administered within 16 hours post-infection, CMX521 significantly reduced SARS-CoV-2 in the lung (Kruskal-Wallis p<0.0001) and protected mice from clinical symptoms of disease including weight loss and adverse lung pathology (p<0.0001) at day 4 post-infection relative to placebo.

The Chimerix Chemical Library contains over 10,000 heterocyclic ring systems and nucleosides. This library includes approximately 3,500 nucleoside analog compounds, most of which are candidates for lipid conjugation. In a collaboration with the scientists at the University of North Carolina at Chapel Hill (UNC), we continue to evaluate our library of antiviral molecules to identify candidates that may have the potential to accelerate pandemic preparedness or response to SARS-CoV-2 (e.g. COVID-19) or other potential future pandemics.

Our Strategy

The principal components of our business strategy are to:

•Deliver TEMBEXA, as a medical countermeasure for smallpox, to the U.S. Strategic National Stockpile (SNS) and potentially other markets. In December 2021, BARDA issued a Request for Proposal (RFP), which confirmed BARDA's intent to negotiate a sole source contract with us for the development and procurement of a smallpox therapeutic with a mechanism of action distinct from that of TPOXX. Currently, our proposal is under review with BARDA regarding this sole source contract.
•Develop ONC201 for recurrent H3 K27M-mutant glioma. ONC201 is currently being developed for recurrent H3 K27M-mutant glioma. Data from the potential registrational cohort along with other supportive clinical data from the ONC201 clinical studies, a natural history evaluation, other supporting clinical pharmacology data and chemistry, manufacturing and controls (CMC) support will be compiled for review with the FDA. This data may form the basis for an NDA seeking accelerated approval of ONC201 in the United States.
•Develop DSTAT for AML. In 2021 we initiated DASH AML, a Phase 3 trial with a targeted enrollment of approximately 570 patients investigating the use of DSTAT in combination with standard chemotherapy (cytarabine plus anthracycline or “7+3”) in newly diagnosed AML patients. The primary endpoint of the trial is overall survival (OS). The FDA has indicated that event-free survival (EFS) using complete response with hematologic recovery (CR) to define induction success, is acceptable as an endpoint for approval. Other endpoints to be evaluated in the proposed trial include: measurable residual disease (MRD), relapse-free survival (RFS), time to hematologic recovery, and induction response. In order to supplement the previously collected data from the pilot and Phase 2 trials and provide additional evidence of DSTAT’s mechanism of action, the Phase 3 trial includes an early assessment of comparative CR and MRD rates among the first 80 evaluable patients. This data is expected to be unblinded, reported publicly, and available for ongoing analysis of later endpoints. Prior to potential unblinding, this data will be reviewed by an independent DMC. The DMC will have the discretion to maintain blinding of the data from this early assessment in the event the DSTAT arm shows exceptional advantages to the control arm on CR and MRD, at certain pre-specified thresholds, which would allow inclusion of these patients in the final analysis.
•Develop ONC206 and ONC212. We continue to progress development on ONC206 and ONC212. Currently, ONC206 is enrolling in dose escalating clinical trials conducted by the NIH and PNOC. ONC212 data in GLP animal studies is expected in the second half of 2022 and if supportive, we plan to file an IND thereafter.
•Identify value-creating opportunities from our library of antiviral molecules. Through a partnership with READDI at UNC, we continue to evaluate our library of antiviral molecules, including CMX521, to identify candidates that may have the potential to accelerate pandemic preparedness or response to SARS-CoV-2 (e.g. COVID-19) or other potential future pandemics.
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

Significant Agreements

BARDA

In February 2011, we entered into a contract with the Biomedical Advanced Research and Development Authority (BARDA) for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. BARDA is a division of the U.S. Department of Health and Human Services (DHHS) in the Office of the Assistant Secretary for Preparedness and Response that supports the advanced research and development, manufacturing, acquisition and stockpiling of medical countermeasures. The scope of work for the contract included preclinical, clinical and manufacturing development activities that fell into the following areas: non-clinical animal efficacy studies; clinical activities; manufacturing activities; and all associated regulatory, quality assurance, management, and administrative activities.

Under the contract, BARDA reimbursed our costs, plus paid us a fixed fee, for the research and development of brincidofovir as a treatment of smallpox infections. The contract was completed on September 1, 2021 and the contract expired in accordance with its terms. Under the contract, we received $72.5 million in expense reimbursement and $4.6 million in fees.

Pursuant to the contract, Chimerix and the U.S. government share the rights to any inventions that were made in the performance of our work under the contract. Specifically, the U.S. government retains a nonexclusive, nontransferable, irrevocable, paid up license to any invention that was made in the performance of our work under the contract, provided, however, that the U.S. government may, under certain circumstances, including circumstances involving public health and safety, license such inventions to third parties without our consent. There have been no inventions made to date under the BARDA contract.

On December 22, 2021, BARDA issued a RFP, which confirmed, among other things, BARDA's intent to negotiate a sole source contract with the Company for the development and procurement of TEMBEXA. The RFP indicates that BARDA intends to contract with the Company to procure up to 1.7 million treatment courses of a smallpox antiviral.

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

In exchange for the license to certain BCV rights, the Company received an upfront payment of $5.0 million in October of 2019. In addition, the Company is eligible to receive up to $180.0 million in clinical, regulatory and commercial milestones worldwide, as well as low double-digit royalties and additional milestones based on commercial sales. Since entering into the license agreement in September 2019, the Company has recognized all of the $5.0 million of revenue related to the upfront payment. SymBio is currently developing the IV formulation of BCV in an international Phase 2 study in adenovirus.

Merger Agreement with Oncoceutics

On January 7, 2021, we entered into an agreement with the securityholders of Oncoceutics and Fortis Advisors (as securityholders representative) to acquire Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. As consideration for the acquisition, we (a) paid an upfront cash payment of approximately $25.0 million, (b) issued an aggregate of 8,723,769 shares of our common stock, (c) issued a promissory note to the representative of the securityholders of Oncoceutics in the principal amount of $14.0 million, to be paid in cash, upon the one year anniversary of the closing of the acquisition, and (d) agreed to make contingent payments up to an aggregate of $360.0 million based on the achievement of certain development, regulatory and commercialization events, as well as additional tiered royalty payments based upon future net sales of ONC201 and ONC206 products, subject to certain reductions, and a contingent payment in the event we receive any proceeds from the sale of a rare pediatric disease priority review voucher based on the Oncoceutics products. We have also passed through to the Oncoceutics securityholders the upfront payment received from China Resources Sanjiu Medical & Pharmaceutical Co., Ltd. pursuant to a license agreement entered into with Oncoceutics prior to the acquisition. The closing payment may be adjusted after the closing, pursuant to procedures, in connection with the finalization of the cash, transaction expenses, debt and working capital amounts at closing. Pursuant to the merger agreement we have certain diligence obligations with respect to further development and commercialization of the Oncoceutics product candidates.

In accordance with the terms of the agreement, the achievement of the 20% ORR via BICR resulted in a success milestone payment of $20 million to the former Oncoceutics shareholders which was paid in the fourth quarter of 2021.

In January 2022, we owed $14.0 million related to the promissory note issued as a part of the agreement and $0.2 million related to closing payment adjustments to the securityholders of Oncoceutics. These amounts were paid net of severance costs due in the amount of $0.6 million and a hold back in the amount of $0.4 million as a reserve against estimated post-closing transaction expenses pursuant to the agreement.

Ohara Pharmaceutical Co.

In 2019, Oncoceutics entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. We are entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments, and to tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan.

China Resources Sanjiu Medical & Pharmaceutical Co., Ltd. (CR Sanjiu)

In December 2020, Oncoceutics entered into a license, development and commercialization agreement with China Resources Sanjiu Medical & Pharmaceutical Co., Ltd. (CR Sanjiu). Oncoceutics granted CR Sanjiu an exclusive royalty bearing license to develop and commercialize ONC201 in China, Hong Kong, Macau and Taiwan (CR Sanjiu Territory). We are entitled to receive up to $5.0 million in nonrefundable regulatory milestone payments, and to tiered royalties based on the aggregate annual net sales of all licensed products, as defined in the agreement, in the CR Sanjiu Territory.

Commercial Operations

In June 2021, we received FDA approval of both TEMBEXA tablet and suspension for the treatment of smallpox. The U.S. government is the largest source of development and procurement funding for academic and biopharmaceutical companies contracting biodefense research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. U.S. government spending on biodefense programs includes development funding awarded by the National Institute of Allergy and Infectious Diseases, BARDA and the Department of Defense (DoD), and procurement of countermeasures by BARDA, the Centers for Disease Control and Prevention and the DoD. In addition to the U.S. government, we believe that potential additional markets for the sale of biodefense countermeasures include:

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

The U.S. FDA approval of TEMBEXA does not allow for sale beyond the U.S. Strategic National Stockpile. We will likely need to meet additional regulatory requirements before sales can be made in the U.S. beyond the Strategic National Stockpile.

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

Outside of the United States, subject to obtaining necessary marketing approvals, we may seek to commercialize ONC201 and DSTAT ourselves or through distribution or other collaboration arrangements. If we elect to develop ONC201 for other indications and if DSTAT is also developed for other indications, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs, reimbursement complexities and our available resources.

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

We believe that the key competitive factors that will affect the commercial success of TEMBEXA, ONC201, DSTAT and our other product candidates are the efficacy, safety and tolerability profile and the risk-benefit trade-off compared to alternative therapies or procedures. Securing market access and reimbursement will be an important element of product uptake and market penetration. Our commercial opportunity could be negatively impacted if our competitors develop or market products or other technologies that are more effective, better tolerated, safer, more convenient or have greater market access than TEMBEXA, ONC201 or DSTAT, or obtain regulatory approval for their products more rapidly than we do. In addition, our ability to compete will be affected by the availability of generic products.

ONC201 is the most clinically advanced program in the industry for potentially treating tumors which harbor the H3 K27M mutation. If approved, treatment with ONC201 is expected to be targeted to patients whose tumor harbors the H3 K27M mutation. There are currently no commercially available treatments that target the H3 K27M mutant patient population.

If approved, ONC201 could compete with a number of existing products, new products in development and possible combination therapies used for brain cancers including generic drugs such as chemotherapy, targeted agents, immunotherapies, and other therapies. Select products that are currently used, or being developed for use, to treat brain cancers include, but are not limited to:

•Systemic therapies approved to treat brain cancer: temozolomide, lomustine, carmustine, everolimus, and bevacizumab;
•Tumor-treating fields such as Optune®; and
•Other investigational agents for the treatment of brain cancer: immunotherapies (CAR-T, durvalumab, VBI-1901, etc), viral therapies (DCVax-L, etc.), targeted agents (panobinostat, paxalisib, MDNA55) and other therapies

If approved, DSTAT would compete with a number of existing products, new products in development and other types of combination therapies in development for first line AML including generic drugs such as standard 7+3 (cytarabine plus anthracycline) chemotherapy, alternative non-chemo based therapy regimens and other 7+3 combination therapies that target specific mutations. Select products that are currently used, or being developed for use, to treat AML include but are not limited to:

•Standard 7+3 (cytarabine plus anthracycline) with or without targeted agents (including but not limited to the experimental treatment uproleselan, Mylotarg®, IDH1 and IDH2 inhibitors (enasidenib and ivosidenib), FLT-3 inhibitors (midostaurin and gilteritinib), and other targeted agents such as gemtuzumab, glasdegib, and venetoclax);
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

Changes in the health care system may limit our ability to price TEMBEXA, ONC201, DSTAT and our other product candidates at a level that would allow recovery of our research and development costs and may impede our ability to generate or maintain a profit.

We believe that TEMBEXA, ONC201, and DSTAT have potential benefits over existing and potential competitive products as described in more detail under “Business - TEMBEXA”, “Business - ONC201” and “Business - Dociparstat sodium”, respectively. As a result, we believe that these products should be well positioned to gain adoption if we obtain the required regulatory approvals. However, even with those benefits, we may not be able to make promotional claims that these products are superior to competing products without conducting additional studies, which delivers differentiated data. See “Risk Factors - Risks Related to Commercialization of Our Product Candidates.”

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

Antiviral Patent Portfolio

At February 15, 2022, our worldwide antiviral patent portfolio included:

•80 patents or patent applications that we own or have in-licensed from academic institutions, related to brincidofovir, and other antivirals, which represented a increase over the number of patents in our patent portfolio at the end of fiscal year 2020;
•This includes 55 US and foreign exclusively and jointly owned patents and 25 US and foreign applications related to brincidofovir, and other antivirals. Granted European and Eurasian patents are counted as one patent and have been validated throughout Europe and Eurasia, respectively;
•Five jointly-owned patents US and foreign patents and seven jointly-owned US patent applications related to our agreement with UM regarding our proprietary Chemical Library; and
•One US patent, one US patent application and one European patent application exclusively owned by Chimerix directed to a morphic form of a compound from the Chemical Library.

In 2015, U.S. Patent No. 8,962,829 covering a method of synthesis and the commercial morphic form of brincidofovir was issued to Chimerix. With the addition of this patent, composition of matter coverage for brincidofovir in the U.S. is expected to extend to October 2034, excluding any additional term from patent term adjustments or patent term extensions.

DSTAT Patent Portfolio

•64 patents or patent applications that we own or have in-licensed from Cantex, related to DSTAT;
•This includes 49 US and foreign issued patents and 15 pending US and foreign applications related to DSTAT;
•Patent protection for DSTAT is expected to extend through 2033, with the potential for 2038 in the U.S. in the event of full patent term restoration.

Oncoceutics Patent Portfolio

•404 patents or patent applications related to imipridones that we have acquired rights to through our merger with Oncoceutics, Inc. (owned or in-licensed by Oncoceutics);
•This includes 194 US and foreign issued patents and 72 pending US and foreign applications related to ONC201;
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

Manufacturing

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. In the past, we have relied on third-party manufacturers for supply of our approved product, TEMBEXA, and our product candidates, ONC201 and DSTAT, as well as our other product candidates.

We expect that in the future we will rely on such manufacturers for supply of drug substance and drug product that will be used in clinical trials of DSTAT, our expanded access program for ONC201 and other clinical trials as well as for commercial purposes should ONC201 or DSTAT be approved. In July 2019, we were assigned Cantex’s rights under a supply agreement with Scientific Protein Labs (SPL) pursuant to which SPL will exclusively produce DSTAT drug substance for us through October 2040 (the Supply Agreement). We have agreed that SPL will be our exclusive provider of DSTAT during the term of the Supply Agreement. In addition, in July 2019 we were assigned Cantex’s rights under a supply agreement with Pyramid Laboratories Inc. (Pyramid) pursuant to which Pyramid will provide DSTAT finished drug product to us. When produced on a commercial scale, we expect that cost-of-goods-sold relating to ONC201, DSTAT and TEMBEXA will generally be in-line with that of other targeted oncology therapies, heparin-derived molecules and small-molecule pharmaceutical compounds, respectively.

The manufacturing process for TEMBEXA drug substance is relatively straight-forward and generally in-line with other small molecule pharmaceutical compounds in terms of cost and complexity. The process is robust and reproducible, does not require dedicated reactors or specialized equipment, uses common synthetic chemistry and readily available materials, including off-the-shelf and made-to-order starting materials, and is readily transferable.

Our current drug substance supply chain for TEMBEXA involves various contractors that supply the raw materials for the drug substance process, a contract manufacturer for an intermediate, and a contract manufacturer for the drug substance. We have a validated large-scale drug substance manufacturing process at our selected contractor that will produce the potential procurement supply of drug substance. Manufacturers of drug components must meet certain FDA qualifications with respect to manufacturing standards. At present, we have qualified only one firm as a supplier of drug substance. We continually assess our manufacturing needs and may seek to engage additional qualified vendors as circumstances dictate. Changes in our requirements may require revalidation of the manufacturing process at a different scale and potentially at a different contractor depending on the necessary scale, infrastructure and technical capabilities. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative suppliers for certain portions of our supply chain, as appropriate.

Our TEMBEXA drug products (tablets and oral suspension) are also manufactured by contract development and manufacturing organizations (CDMOs). The CDMOs must meet certain FDA qualifications with respect to manufacturing standards. Manufacturers for each product have been selected and qualified with registration and validation batches to support NDA marketing applications with the FDA. In addition, scale up of suspension products is planned in 2022 and will produce potential procurement supplies. The tablet process has already been scaled up to meet potential procurement demand.

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
•submission to the FDA of an NDA for a new drug;
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

U.S. Orphan Drug Designation

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

Expedited Development and Review Programs

The FDA has a number of programs that are intended to expedite or facilitate the process for reviewing new drugs and biological products for serious conditions that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track, Breakthrough Therapy, and/or Priority Review designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Our investigational agents, ONC201 and DSTAT, have been granted Fast Track designation.

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

FDA Regulation of Companion Diagnostics

ONC201 requires a diagnostic test to identify patients with H3 K27M-mutant glioma. In clinical trials, this mutation is being detected by Laboratory Developed Tests regulated under the Clinical Laboratory Improvement Amendments. In order to obtain NDA approval of ONC201, we or a collaborator will need to obtain FDA approval of an in vitro companion diagnostic for use in selecting patients with the mutation. If safe and effective use of a therapeutic product depends on an in vitro diagnostic, or IVD, the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product in order to allow for its commercial use.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA), has had a significant impact on the health care industry. The ACA was enacted in an effort to expand coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare Part D program. However, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The ACA may be subject to additional judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact ACA.

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

There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2022, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Whether or not we or our collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application (CTA), must be submitted.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 87 full-time employees. Of these employees, 68 employees are engaged in research and development activities and 19 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

We expect to continue to add additional employees in 2022 with a focus on expanding our expertise and bandwidth in clinical and preclinical research and development. We continually evaluate our business needs and opportunities and balance in house expertise and capacity with external expertise and capacity. Currently, we rely on third-party contract manufacturers.

Our Culture. The success of our human capital management investments is evidenced by our low employee turnover, a number which is periodically reviewed by our Board of Directors as part of their oversight of our human capital strategy.

Employee Engagement, Talent Development & Benefits. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, flexible working arrangements, including work-from-home arrangements, retirement planning and paid time off. As part of our promotion and retention efforts, we also invest in ongoing leadership development through programs as well as offer tuition reimbursement.

Diversity & Inclusion. Pursuing diversity in all forms, because diversity makes us better, is one of our Corporate Values. Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.

Corporate Information

We were incorporated in the State of Delaware in April 2000. Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 21,325 square feet of office space. The leases for this facility expire in July 2026. We separately lease laboratory space in Durham, North Carolina, encompassing a total of approximately 7,925 square feet. The lease for this laboratory space in Durham expires in July 2026. Through our subsidiary, Oncoceutics, Inc., we lease month to month approximately 375 square feet of office space in Philadelphia, Pennsylvania.

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

We are a biopharmaceutical company focused primarily on developing and commercializing TEMBEXA for the treatment of smallpox, ONC201 for the treatment of recurrent H3 K27M-mutant glioma and dociparstat (DSTAT) for the treatment of acute myeloid leukemia (AML). We have incurred significant net losses in each year since our inception, including net losses of $173.2 million, $43.5 million and $112.6 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $885.6 million.

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
•Enter into an agreement with BARDA to sell TEMBEXA into the U.S. Strategic National Stockpile as a medical countermeasure for the treatment of smallpox;
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

Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize product candidates, and even if we generate future revenues, they may not be sufficient to lead to profitability.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize product candidates. We may not generate revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•reaching agreement with BARDA for the procurement of TEMBEXA on financial terms consistent with management's expectations, or at all;
•obtaining favorable results for and advancing development of imipridones, including ONC201 for the treatment of recurrent H3 K27M-mutant glioma, and other potential indications;
•obtaining favorable results for and advancing the development of DSTAT for the treatment of AML;
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

If we draw down on our credit facility with Silicon Valley Bank, the terms of our loan and security agreement place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline.

Our $50.0 million revolving credit facility with Silicon Valley Bank is secured by a first priority perfected security interest in substantially all of our assets other than our intellectual property, subject to certain exceptions.

Our loan agreement with Silicon Valley Bank requires us to comply with certain financial covenants, including requiring that we maintain specified liquidity and cash levels at certain times. The loan agreement also requires us to comply with a number of other covenants (affirmative and negative), including restrictive covenants that limit our ability to, among other things, incur additional indebtedness; merge or consolidate with or into any other organization or otherwise suffer a change in control; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; and transfer a material portion of our assets, in each case subject to exceptions.

In addition to other specified events of default, and subject to limited exceptions, Silicon Valley Bank could declare an event of default upon our non-compliance with certain covenants or the occurrence of certain events that it may determine, in its sole discretion, to have a material adverse effect, including: a material adverse change in, or a material adverse effect on our business, property, assets or operations, taken as a whole; a material impairment of our ability to perform any of our obligations under the loan agreement; a material adverse effect upon the collateral for the loan or its value; or a material impairment of the enforceability or priority of the liens upon the collateral for the loan or the legality, validity, binding effect or enforceability of the loan agreement or related agreements.

If we default under the credit facility, Silicon Valley Bank may accelerate all of our repayment obligations, which may require us to seek additional or alternate financing and/or modify our operational plans. We cannot guarantee that we will be able to comply with all of the covenants contained in the Silicon Valley Bank loan agreement in the future, or secure waivers if or when required. If we are unable to comply with or obtain a waiver of any noncompliance under the loan agreement, Silicon Valley Bank could declare an event of default or require us to further renegotiate the loan agreement on terms that may be significantly less favorable to us, or we may be required to seek additional or alternative financing. If we were to seek additional or alternative financing, any such financing may not be available to us on commercially reasonable terms or at all. If we are unable to access funds to meet those obligations or to renegotiate our agreement, Silicon Valley Bank could foreclose on our pledged assets and we would have to immediately cease operations. In addition, during the continuance of an event of default, the then-applicable interest rate on the then-outstanding principal balance is subject to increase. Upon an event of default, Silicon Valley Bank could also require us to repay the loan immediately, together with a prepayment penalty, and other fees. If we were to renegotiate the agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, Silicon Valley Bank’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Silicon Valley Bank of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness. If we are unable to repay, refinance or restructure our indebtedness when payment is due, Silicon Valley Bank could proceed against the collateral or force us into bankruptcy or liquidation.

We routinely evaluate external assets to build our pipeline of product candidates and there can be no assurance that we will be successful in identifying or completing a transaction for a candidate, that any such transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.

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

We may be unable to obtain, or may be delayed in obtaining, regulatory approval for our most advanced clinical candidates: ONC201 and DSTAT.

In July 2019, we entered into a license agreement with Cantex where we acquired an exclusive license to global development and commercialization rights to DSTAT. We are currently enrolling our 570-subject Phase 3 Dociparstat in AML with Standard Chemotherapy (DASH AML) study of DSTAT for the treatment of AML.

In January 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. Oncoceutics’ lead product candidate, ONC201, is currently being evaluated in multiple clinical studies including in a potentially registrational program for recurrent H3 K27M-mutant glioma.

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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates and we cannot, therefore, predict the timing of any future revenue from ONC201 or DSTAT.

We cannot commercialize our product candidates, including ONC201 and DSTAT, until the appropriate regulatory authorities have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for any of our product candidates. Delays may occur because we may not be able to obtain accelerated approval for our product candidates and large confirmatory studies may be needed. For ONC201, a comparison diagnostic test may be needed to identify patients with H3 K27M-mutant glioma before approval. Additional delays in the United States may result if any of our product candidates is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In the EU context, an Oral Explanation during MAA review could extend approval timelines and result in a Negative Opinion. A re-examination procedure is available in the EU whereby a Negative Opinion could be over-turned and become a Positive Opinion. New rapporteurs would be selected for the product. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates.

Failure by us or third-party collaborators to successfully develop, validate and obtain regulatory approval for companion diagnostics for use by oncologists could harm our ability to develop and commercialize ONC201.

For ONC201, a diagnostic test is used to identify patients with H3 K27M-mutant glioma. FDA may require approval of a comparison diagnostic in connection with an approval of ONC201 NDA. We intend to rely on third-parties for development of companion diagnostics for commercialization of ONC201. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Any failure by a third party to obtain FDA clearance or approval for an H3 K27M mutation diagnostic test would impair our ability to meet FDA commitments for ONC201.

The FDA may determine that ONC201 or any of our other product candidates, if approved, do not meet the eligibility criteria for a priority review voucher.

Upon regulatory approval of a product candidate for a designated rare pediatric disease, neglected tropical disease, or medical countermeasure, the FDA may award to the sponsor of the treatment a transferable voucher that enables the bearer to priority review of another product candidate.

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

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of TEMBEXA or our product candidates, including ONC201 and DSTAT, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of any of our product candidates may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient.

With respect to the FDA’s approval of TEMBEXA for the treatment of smallpox, we received approval according to the Animal Rule and are subject to certain post-approval requirements. For example, we will need to conduct a large confirmatory clinical trial during a smallpox outbreak, which may be expensive and time-consuming and may not confirm the benefit making the marketing approval for TEMBEXA subject to withdrawal by the FDA, which could significantly harm our business. This study may be difficult to enroll due to the size and/or location of the smallpox outbreak. These outbreak studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market TEMBEXA, or negatively impact its overall clinical profile. We are currently in discussion with NIH regarding the development of a study protocol for which, NIH would serve as study sponsor. In addition, we will need to conduct in vitro resistance testing to address post-marketing commitments which could negatively impact the labeling.

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
•the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payers, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require the registration of pharmaceutical sales representatives; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (DHHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. In July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to this executive order, in September 2021, DHHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions DHHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Risks Related to Our Reliance on Third Parties

We rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidates, including TEMBEXA.

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

In 2019, we entered into a licensing arrangement with SymBio, whereby SymBio is responsible for the future development and commercialization of TEMBEXA for human diseases other than orthopoxviruses, including smallpox. Under this arrangement, SymBio is responsible for conducting preclinical studies and clinical trials, obtaining required regulatory approvals for TEMBEXA in non-orthopox indications (e.g. smallpox), and manufacturing and commercializing TEMBEXA in those indications. Our right to receive milestone payments under the licensing agreement depends on the achievement of certain development, regulatory and commercial milestones by SymBio and our ability to receive royalties under the agreement depends on SymBio's successful commercialization of TEMBEXA in the licensed indications.

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

Risks Related to Our United States Government Contracts and Grants

While we have received a sole source request from BARDA, there can be no assurances that we will be able to enter into a contract with BARDA on favorable terms, or at all, to act as the sole supplier for the procurement of TEMBEXA for the treatment of smallpox.

On December 22, 2021, BARDA issued a Request for Proposal (the “RFP”) to the Company, which confirmed, among other things, BARDA’s intent to negotiate a sole source contract with the Company for the development and procurement of a smallpox therapeutic with a mechanism of action distinct from that of TPOXX® (marketed by SIGA Technologies, Inc. (“SIGA”)) and with a New Drug Application accepted by the U.S. Food and Drug Administration (the “FDA”). The issuance of the RFP by BARDA is a requisite step in the sole source contracting process and allows the Company to commence negotiations with BARDA and to submit a proposal for a contract with BARDA.

The RFP indicates that BARDA intends to contract with the Company to procure up to 1.7 million treatment courses of a smallpox antiviral. The RFP also requires the Company to perform certain activities to be supported by BARDA, including, but not limited to the execution of a randomized clinical trial in the event of an outbreak, and certain cGMP manufacturing activities. The final terms of any contract awarded under the RFP will be subject to future negotiations between BARDA and the Company, including, but not limited to, provisions concerning costs, fees, manufacturing schedules, timing of deliverables, duration and termination. The RFP requests any responsive proposals be submitted to BARDA no later than February 7, 2022 at 12 PM ET. The Company submitted a proposal for a sole source contract to BARDA prior to the submission deadline.

Furthermore, while our proposal remains under review with BARDA regarding the RFP, there can be no assurance that we would reach agreement with BARDA on favorable terms, or at all, related to the manufacture and delivery of TEMBEXA to the SNS. Among the material terms to be negotiated and agreed to are: price, volume, and payment and delivery schedules.

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

Based upon shares of common stock outstanding as of December 31, 2021, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 31.5% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. The Coronavirus Aid, Relief and Economic Security Act (CARES Act) has already modified certain provisions of the Tax Act, and the Biden administration and Congress have proposed various changes, which if enacted could have a material impact on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Our U.S. net operating loss (NOL) carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely. The CARES Act revised the NOL limitations such that the deductibility of federal NOLs generated in tax years beginning after December 31, 2020, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have determined that a Section 382 ownership change occurred in 2007 resulting in limitations of at least $762,000, of losses incurred prior to the ownership change date. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our IPO, our most recent private placement and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our pre-2018 NOL carryforwards may expire prior to being used, and our NOL carryforwards generated in 2018 and thereafter will be subject to a percentage limitation. In addition, it is possible that we have in the past undergone, and in the future may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOLs and other tax attributes.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters are located at 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713 in a facility we lease encompassing approximately 21,325 square feet of office space. The leases for this facility expire in July 2026. We separately lease laboratory space in Durham, North Carolina, encompassing a total of approximately 7,925 square feet. The lease for this laboratory space in Durham expires in July 2026. Through our subsidiary, Oncoceutics, Inc., we lease month to month approximately 375 square feet of office space in Philadelphia, Pennsylvania.

We believe that our property and equipment are generally well maintained and in good operating condition.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Performance Graph(1)

The following graph shows a comparison from December 31, 2015 through December 31, 2021 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite Index (CCMP). The graph assumes an initial investment of $100 on December 31, 2015. The comparisons in the graph below are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock or Indexes.

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

Stockholders

As of February 25, 2022, there were 82 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. Additionally, the terms of our loan and security agreement with Silicon Valley Bank may prohibit us from declaring or paying dividends.

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

ITEM 6.    RESERVED

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

Overview

Chimerix is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. In June 2021, the U.S. Food and Drug Administration (FDA) approved TEMBEXA (brincidofovir) for the treatment of smallpox as a medical countermeasure. Our two most advanced clinical-stage development programs are ONC201 and dociparstat sodium (DSTAT). ONC201 is in development for recurrent H3 K27M-mutant glioma. DSTAT is in Phase 3 development as a potential first-line therapy in combination with standard chemotherapy for the treatment of acute myeloid leukemia (AML).

Recent Developments

TEMBEXA (brincidofovir, BCV)

On June 4, 2021, the FDA granted TEMBEXA approval for the treatment of smallpox. TEMBEXA is available in tablets and oral suspension. It is approved for adult and pediatric patients, including neonates. TEMBEXA was developed as a medical countermeasure for the treatment of smallpox under an ongoing collaboration with Biomedical Advanced Research and Development Authority (BARDA). On July 19, 2021, the FDA confirmed that, following the recent approval, TEMBEXA is entitled to seven years’ orphan exclusivity in the U.S. for the treatment of smallpox beginning with the June 4, 2021 marketing approval. In addition to orphan exclusivity, TEMBEXA patent coverage in the U.S. is expected to extend into 2034.

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

On December 22, 2021, BARDA issued a RFP, which confirmed, among other things, BARDA's intent to negotiate a sole source contract with us for the development and procurement of TEMBEXA. The RFP indicates that BARDA intends to contract with us to procure up to 1.7 million treatment courses of a smallpox antiviral. Currently our proposal is under review with BARDA. In addition, as a governmental agency, BARDA’s ability to enter into a contract is subject to continued funding for this purpose, which can change at any time.

As of December 31, 2021, we had completed initial TEMBEXA drug product manufacturing in order to execute first shipments to the Strategic National Stockpile in response to a potential procurement contract to support national preparedness in the United States.

Imipridones - ONC201, ONC206 and ONC212

Imipridones are a potential new class of selective cancer therapies. Clinical trials of ONC201 in glioma patients with the H3 K27M-mutation are underway at several locations in the U.S. The Company plans to meet with the FDA in the first half of 2022 to review the design for the ONC201 first-line randomized, placebo-controlled Phase 3 trial in combination with radiation therapy. The Company plans to initiate this study in patients who harbor the H3 K27M mutation in the second half of 2022. Under a potential accelerated approval for ONC201 in H3 K27M positive recurrent diffuse midline glioma the FDA may require this trial to be underway. In addition, the Company is conducting a retrospective natural history study, completing other supporting clinical pharmacology data, CMC supporting data and compiling the safety package which it plans to review with the FDA.

ONC201 - Results from 50 Patient Cohort of ONC201 in Recurrent H3 K27M-mutant Glioma

On November 4, 2021, we reported top-line results from the blinded independent central review (BICR) efficacy analysis. The efficacy analysis by BICR of the 50-patient cohort determined the overall response rate (ORR) to be 20.0% (95% Confidence Interval (CI): 10.0-33.7%) as determined by Response Assessment in Neuro-Oncology Criteria for High Grade Gliomas (RANO-HGG). The median duration of response (mDOR) was 11.2 months (95% CI: 3.8 - not reached) and the median time to response (mTTR) was 8.3 months.

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

This data along with other supportive clinical data from the ONC201 clinical studies, a natural history evaluation, other supporting clinical pharmacology data, chemistry, manufacturing and controls (CMC) support, safety data and possible requirement to have an ongoing Phase 3 trial will be compiled for review at meetings expected to be requested with the FDA in 2022.

In accordance with the terms of the merger agreement between Chimerix and Oncoceutics, Inc., the achievement of the 20% ORR via BICR resulted in a success milestone payment of $20 million to the former Oncoceutics, Inc. shareholders paid prior to year-end.

ONC206 and ONC212

Phase 1 clinical trials for ONC206, our second imipridone product candidate, and IND-enabling work for our third imipridone candidate, ONC212, remain ongoing.

Dociparstat (DSTAT) for First-Line Acute Myeloid Leukemia (AML)

During 2020, we conducted an end of Phase 2 meeting with the FDA related to our development of DSTAT in AML, which informed the design of the Phase 3 trial. We are currently enrolling in our 570-subject Phase 3 Dociparstat in AML with Standard Chemotherapy (DASH AML) study of DSTAT for the treatment of AML. The multicenter, randomized, double-blind, placebo-controlled, parallel-group study will evaluate the efficacy and safety of DSTAT in combination with standard intensive induction and consolidation chemotherapy for the treatment of newly-diagnosed AML patients. Chimerix expects to unblind data following enrollment of the first 80 evaluable patients in this study to assess complete response rates and minimal residual disease rates between the study arm and the control arm. Enrollment of this study has proceeded more slowly than expected due to ongoing hospital staffing shortages related to COVID-19 and the competitive nature of enrolling subjects in this patient population. As such, we do not expect to complete enrollment of the first 80 evaluable patients by year end. We are reviewing a number of options to accelerate the development of DSTAT.

CMX521

Chimerix announced acceptance of a Late Breaking Oral presentation of CMX521 at the International Conference of Antiviral Research (ICAR) for March 23rd. Promising preclinical efficacy data generated using CMX521 as a potential prophylactic and treatment of SARS-CoV-2 (COVID-19) infection was generated through a collaboration between Chimerix and the Rapidly

Emerging Antiviral Drug Development Initiative (READDI) at the University of North Carolina at Chapel Hill (UNC). READDI itself is a global public-private partnership founded at UNC by the UNC Eshelman School of Pharmacy, UNC School of Medicine, Gilling School of Global Public Health, Eshelman Institute for Innovation and the Structural Genomics Consortium. Monotherapy prophylactic administration of aerosol CMX521 every eight hours starting eight hours prior to infection reduced average viral titers in lung on day four post-infection by 3.62 log10 (>99.9% reduction) and prevented weight loss/clinical progression versus placebo. The model used in this study was also used in the development of another antiviral therapy which has Emergency Use Authorization for SARS-CoV-2 in the United States. Antiviral efficacy was also demonstrated with monotherapy treatment when CMX521 was initiated post-infection. When administered within 16 hours post-infection, CMX521 significantly reduced SARS-CoV-2 in the lung (Kruskal-Wallis p<0.0001) and protected mice from clinical symptoms of disease including weight loss and adverse lung pathology (p<0.0001) at day 4 post-infection relative to placebo.

Silicon Valley Bank Loan and Security Agreement

On January 31, 2022, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank. The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes.

We entered into the Loan Agreement to increase our financial flexibility by, among other things, providing a non-dilutive source of capital that can be drawn on to support our future working capital needs in light of the previously disclosed potential entry into a sole source contract with BARDA. We view the Credit Facility as a resource that will supplement our financial position by providing an alternative source of capital that can be utilized on an as-needed basis, for example, in advance of an anticipated (or future) shipment of TEMBEXA treatment courses to BARDA into the U.S. Strategic National Stockpile over the term of the Credit Facility.

We may borrow, repay and re-borrow funds under the Credit Facility without a prepayment penalty until January 31, 2026 (the Maturity Date), at which time the Credit Facility expires, and all outstanding revolving loans under the Credit Facility, together with all accrued and unpaid interest, must be repaid. No exit fee exists upon expiration of the Credit Facility on the Maturity Date. Subject to the satisfaction of certain liquidity ratios, the full $50.0 million of the Credit Facility will be available for us to borrow on a non-formula basis. If we are unable to meet these liquidity ratios, then availability under the Credit Facility is determined based on a borrowing base equal to percentages of certain accounts receivable and certain purchase orders (which include prospective options for BARDA to procure TEMBEXA treatment courses) in accordance with a formula set forth in the Loan Agreement.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) 1.50% above the Prime Rate (as defined below) and (ii) 4.75%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “prime rate”. If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by Silicon Valley Bank as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Loan Agreement. We must also pay an unused line fee equal to 0.25% per annum on the unused portion of the Credit Facility, payable quarterly in arrears. Upon the termination of the Loan Agreement for any reason prior to the Maturity Date, the Company will be required to pay to Silicon Valley Bank an early termination fee of $0.5 million. The Loan Agreement also requires us to pay Silicon Valley Bank a non-refundable commitment fee of $0.5 million, payable in four equal installments beginning on the date of the Loan Agreement and each anniversary of such date thereafter until January 31, 2025.

Our obligations under the Loan Agreement are secured by a first lien on substantially all our assets other than our intellectual property, with a negative pledge on the intellectual property of our leading programs.

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

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments, which have all been exercised. The contract was a cost-plus fixed fee development contract. Under the contract we received $72.5 million in expense reimbursement and $4.6 million in fees. The fourth and final option segment ended on September 1, 2021 and the contract expired in accordance with its terms. Under the BARDA contract, we recognized revenue of $1.6 million, $5.3 million, and $7.6 million during the twelve months ended December 31, 2021, 2020, and 2019, respectively.

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
•payments to third-party manufacturers, which produce, test and package drug substance and drug product (including continued testing of process validation and stability) for unapproved product candidates;
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

	Years Ended December 31,
	2021	2020	2019
Direct research and development expenses	$26,808	$19,125	$22,101
Research and development personnel costs - excluding stock-based compensation	17,709	11,543	12,705
Research and development personnel costs - stock-based compensation	6,611	2,969	4,089
Indirect research and development expenses	22,689	2,595	3,393
Total research and development expenses	$73,817	$36,232	$42,288

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

TEMBEXA (Brincidofovir, BCV)

We developed TEMBEXA for the treatment of smallpox. FDA marketing approval for TEMBEXA was received on June 4, 2021. Under our cost-plus-fixed fee BARDA contract, we incurred expenses in connection with the development of orthopoxvirus animal models, the demonstration of efficacy and pharmacokinetics of TEMBEXA in the animal models, the conduct of clinical studies for subjects with DNA viral infections, the manufacture and process validation of bulk drug substance and TEMBEXA 100 mg tablets and TEMBEXA 10 mg/mL oral suspension, and submission of the NDAs to the FDA. In addition, we have incurred additional supportive costs for the development of TEMBEXA for smallpox that we did not seek reimbursement for from BARDA. We have incurred costs related to the manufacturing of TEMBEXA for a possible procurement contract. These costs were expensed as incurred until the June approval. Following the June approval, costs related to the manufacturing of TEMBEXA are recorded and shown as inventories on the Consolidated Balance Sheets.

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

Share-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $12.3 million, $5.6 million and $9.5 million was recognized in the years ended December 31, 2021, 2020 and 2019, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and our employee stock purchase plan purchase rights.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Annual Report. We believe that our accounting policies relating to revenue recognition, research and development prepaids and accruals, acquired IPR&D, inventories, investments and share-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 to our audited consolidated financial statements included in this Annual Report.

Revenue Recognition

Our revenues generally consist of (i) contract and grant revenue - revenue generated under federal and private foundation grants and contracts, and (ii) collaboration and licensing revenue - revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements. Revenue is recognized in accordance with the criteria outlined in Accounting Standards Codification (ASC) 606 issued by the Financial Accounting Standards Board (FASB). Following this accounting pronouncement, a five-step approach is applied for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, we entered into a contract with BARDA for the advanced development of TEMBEXA as a medical countermeasure in the event of a smallpox release. Under the contract, we received $72.5 million in expense reimbursement and $4.6 million in fees over the performance of one base segment and four option segments. Exercise of each option segment was solely at the discretion of BARDA. The Company assessed the services in accordance with the authoritative guidance and concluded that there was a potential of five separate contracts (one base segment and four option segments) within this agreement, each of which had a single performance obligation. All option segments (one through four) were exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, was allocated to the single performance obligation for each contract. The transaction price was recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurred as qualifying research activities were conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction was estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoiced BARDA monthly as costs were incurred. Any amounts received in advance of performance were recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The second and third option segments were completed on August 20, 2020. The fourth option segment was completed on September 1, 2021 and the contract has expired in accordance with its terms.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. As a result of its acquisition of Oncoceutics, Inc. (Oncoceutics), the Company became the beneficiary of two federal grant programs and two grant programs with private foundations, of which the federal grant programs ended in the third quarter of 2021. At December 31, 2021, the Company has a deferred revenue balance of $0.2 million related to these grants. Additionally, for the twelve months ended months ended December 31, 2021, the Company recognized $0.4 million of grant revenue related to these grants.

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

Our objective is to reflect the appropriate research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of our research and development efforts. We determine prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. We adjust our rate of research and development expense recognition if actual results differ from our estimates. We make estimates of our prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2021, there had been no material adjustments to our prior period estimates of prepaid and accruals for research and development expenses. Our research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Inventories

We consider regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory but are expensed as research and development costs. We begin capitalization of these inventory related costs once regulatory approval is obtained. We primarily use actual costs to determine our cost basis for inventories.

At December 31, 2021, our inventory is related to TEMBEXA, which is being manufactured for the treatment of smallpox and potential delivery to the Strategic National Stockpile (SNS) for the U.S. government and other government agencies. TEMBEXA was approved by the FDA on June 4, 2021, at which time we began to capitalize inventory costs associated with TEMBEXA. Prior to FDA approval of TEMBEXA, all costs related to the manufacturing of TEMBEXA were charged to research and development expense in the period incurred as there was no alternative future use.

We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of its inventories, which includes amounts related to materials, manufacturing costs, shipping and handling costs on a first-in, first-out (FIFO) basis. Work-in-process includes all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods include packaged and labelled products. Our inventories at December 31, 2021 consisted of $2.8 million of work-in-process and no finished goods.

Our assessment of market value requires the use of estimates regarding the net realizable value of its inventory balances, including an assessment of excess or obsolete inventory. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize judgment. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for its products, product expiration dates and current sales levels. Our assumptions of future demand for its products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. In addition, our inventory may experience expiration of its shelf-life stability. During the twelve months ended December 31, 2021, we did not record a reserve for inventory as we assume TEMBEXA will be sold to the US government under a procurement contract with Biomedical Advanced Research and Development Authority (BARDA) or could be sold to other governmental agencies. Should no procurement contract be secured in the future, we may reserve part or all of our inventory balance, which would be included in cost of sales.

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

Share-based compensation expense includes stock options, RSUs and employee stock purchase plan purchase rights and has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Income Statement Classification:
Research and development expense	$6,611	$2,969	$4,089
General and administrative expense	5,649	2,599	5,439
Total stock-based compensation expense	$12,260	$5,568	$9,528

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

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2021, 2020, and 2019 are set forth below:

Stock Options

	Years Ended December 31,
	2021	2020	2019
Expected volatility	95.84%	93.24%	88.77%
Expected term (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	0.71%	1.24%	2.42%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$6.67	$1.78	$1.71

Employee Stock Purchase Plan

	Years Ended December 31,
	2021	2020	2019
Expected volatility	97.54%	75.39%	57.22%
Expected term (in years)	0.71	1.28	1.23
Weighted-average risk-free interest rate	0.25%	0.37%	2.36%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$6.55	$0.93	$1.00

Utilization of Net Operating Loss Carryforwards

At December 31, 2021, we had net operating loss carryforwards for federal and state tax purposes of approximately $637.9 million and $455.4 million, respectively. At December 31, 2020, we had net operating loss carryforwards for federal and state tax purposes of approximately $551.0 million and $388.5 million, respectively. In addition, we had tax credit carryforwards for federal tax purposes of approximately $23.3 million as of December 31, 2021, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50 percent aggregate change in ownership of certain significant stockholders or groups over a three-year period (a Section 382 ownership change), utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. We have determined that a Section 382 ownership change occurred in 2002 and 2007 resulting in limitations of at least $64,000 and $762,000, respectively, of losses incurred prior to the respective ownership change dates. In addition, we have determined that another Section 382 ownership change occurred in 2013 with our initial public offering, our private placements and other transactions that have occurred since 2007, resulting in a limitation of at least $6.7 million of losses incurred prior to the ownership change date. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Furthermore, under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2021 and December 31, 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and December 31, 2020, together with the changes in those items in dollars and percentages (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	% Change
	2021	2020	Increase/(Decrease)
Revenues:
Contract and grant revenue	$1,928	$5,274	$(3,346)	(63.4)%
Licensing revenue	51	98	(47)	(48.0)
Total revenues	1,979	5,372	(3,393)	(63.2)%
Operating expenses:
Research and development	73,817	36,232	37,585	103.7%
General and administrative	18,672	13,656	5,016	36.7%
Acquired in-process research and development	82,890	—	82,890	*
Total operating expenses	175,379	49,888	125,491	251.5%
Loss from operations	(173,400)	(44,516)	(128,884)	289.5%
Other income:
Interest income and other, net	164	994	(830)	(83.5)%
Net loss	$(173,236)	$(43,522)	$(129,714)	298.0%

* Not meaningful or not calculable

Contract and Licensing Revenue

For the year ended December 31, 2021, contract and licensing revenue decreased to $2.0 million compared to $5.4 million for the year ended December 31, 2020. The decrease of $3.4 million, or 63.2%, was related to a decrease in reimbursable expenses associated with our development contract with BARDA upon receiving FDA approval for TEMBEXA.

Research and Development Expenses

For the year ended December 31, 2021, our research and development expenses increased to $73.8 million compared to $36.2 million for the year ended December 31, 2020. The increase of $37.6 million, or 103.7%, was primarily related to the following:

•an increase of $20 million related to the success milestone payment to Oncoceutics shareholders upon achievement of a 20% ORR by BICR of ONC01 in recurrent H3 K27M-mutant glioma patients;

•an increase of $14.2 million primarily related to drug manufacturing and clinical trial support of ONC201;
•an increase of $9.5 million in compensation expenses, of which $3.6 million is related to non-cash stock compensation expenses; offset by
•a decrease of $4.5 million in brincidofovir smallpox program expenses with the approval of TEMBEXA in June 2021; and
•a decrease of $2.0 million in DSTAT development expenses primarily related to the conclusion of animal studies.

General and Administrative Expenses

For the year ended December 31, 2021, our general and administrative expenses increased to $18.7 million compared to $13.7 million for the year ended December 31, 2020. The increase of $5.0 million, or 36.7%, was primarily related to the following:

•an increase of $3.6 million in compensation expenses, of which $3.1 million is related to non-cash stock compensation expense; and
•an increase of $1.2 million in consulting, legal, and operational expenses with the growth of the company’s infrastructure.

Acquired In-process Research and Development Expenses

In connection with our acquisition of Oncoceutics in January 2021, we recorded a total of $82.9 million of acquired in-process research and development expenses for the year ended December 31, 2021, which included $82.6 million of in-process research and development assets expensed and $0.3 million of transaction costs. We paid consideration including an upfront payment of $25.0 million to Oncoceutics, $43.4 million related to the fair value of the 8,723,769 shares of common stock issued to Oncoceutics, and a $14.0 million promissory note due on the one-year anniversary of the acquisition.

Interest Income and Other, net

For the year ended December 31, 2021, our interest income and other, net was $0.2 million compared to interest income of $1.0 million for the year ended December 31, 2020. The decrease of $0.8 million was largely attributable to amortization of our investment premium balances offsetting interest earned.

Comparison of the Years ended December 31, 2020 and December 31, 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and December 31, 2019, together with the changes in those items in dollars and percentages (in thousands, except for percentages):

	Years Ended December 31,		Dollar Change	% Change
	2020	2019	Increase/(Decrease)
Revenues:
Contract and grant revenue	$5,274	$7,604	$(2,330)	(30.6)%
Licensing revenue	98	4,915	(4,817)	(98.0)%
Total revenues	5,372	12,519	(7,147)	(57.1)%
Operating expenses:
Research and development	36,232	42,288	(6,056)	(14.3)%
General and administrative	13,656	21,169	(7,513)	(35.5)%
Acquired in-process research and development	—	65,045	(65,045)	(100.0)%
Total operating expenses	49,888	128,502	(78,614)	(61.2)%
Loss from operations	(44,516)	(115,983)	71,467	(61.6)%
Other income:
Interest income and other, net	994	3,407	(2,413)	(70.8)%
Net loss	$(43,522)	$(112,576)	$69,054	(61.3)%

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had capital available to fund operations of approximately $90.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of December 31, 2021, we had an accumulated deficit of $885.6 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. Sales of our common stock made pursuant to the Jefferies Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 (File No. 333-244146), which was declared effective by the SEC on August 17, 2020. As of December 31, 2021, we have not sold any shares of our common stock under the Jefferies Sales Agreement.

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

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, This registration statement will remain in effect for up to three years from the date it became effective. As of December 31, 2021, no sales have been made under the automatic shelf registration statement.

On January 31, 2022, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank. The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. Reference the section headed “Recent Developments” for additional information.

On December 22, 2021, BARDA issued a RFP, which confirmed, among other things, BARDA's intent to negotiate a sole source contract with us for the development and procurement of TEMBEXA. The RFP indicates that BARDA intends to contract with us to procure up to 1.7 million treatment courses of a smallpox antiviral. We have responded to the RFP and currently are in active negotiations with BARDA on the price per course of therapy, manufacturing schedule, delivery schedule and quantities. We expect this contract to generate product sales in 2022.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods (in thousands):

	Years Ended December 31,
Cash sources and uses:	2021	2020	2019
Net cash used in operating activities	$(99,930)	$(36,038)	$(75,181)
Net cash provided by investing activities	(44,091)	64,713	10,631
Net cash provided by financing activities	112,429	1,413	345
Net increase (decrease) in cash and cash equivalents	$(31,592)	$30,088	$(64,205)

Operating Activities

Net cash used in operating activities of $99.9 million for the year ended December 31, 2021 was primarily the result of our $173.2 million net loss offset by the change in operating asset and liabilities and the add-back of non-cash expenses. The change in operating assets and liabilities includes a increase in accounts payable and accrued liabilities of $7.1 million and a decrease of $0.3 million in accounts receivable offset by an increase in inventories of $2.8 million and an increase in prepaid expenses and other assets of $2.4 million. Non-cash expenses included add-backs of $43.4 million for the fair value of common stock issued in relation to the Oncoceutics acquisition, $14.0 million for the note payable due on the one-year anniversary of the Oncoceutics acquisition, $12.3 million for stock-based compensation, $0.8 million of amortization of discount/premium on investments, $0.3 million for lease-related amortization and $0.2 million of depreciation of property and equipment.

Net cash used in operating activities of $36.0 million for the year ended December 31, 2020 was primarily the result of our $43.5 million net loss offset by the change in operating assets and liabilities and the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in prepaid expenses and other assets of $1.0 million and a decrease of $0.9 million in accounts receivable offset by a decrease in accounts payable and accrued liabilities of $0.2 million. Non-cash expenses included add-backs of $5.6 million for stock-based compensation and $0.4 million of depreciation of property and equipment offset by $0.2 million of amortization of discount/premium on investments.

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

Investing Activities

Net cash provided by investing activities of $44.1 million during the year ended December 31, 2021 was primarily the result of purchases of short-term and long-term investments, offset by maturities and sales of short-term investments. Net cash provided by investing activities of $64.7 million during the year ended December 31, 2020 was primarily the result of maturities and sales of short-term investments, offset by purchases of short-term investments. Net cash provided by investing activities of $10.6 million during the year ended December 31, 2019 was primarily the result of maturities and sales of short-term investments, offset by purchases of short-term investments.

Financing Activities

Net cash provided by financing activities of $112.4 million for the year ended December 31, 2021 was primarily the result of $107.8 million in proceeds from the issuance of common stock and $4.6 million from the exercise of stock options and purchases under the ESPP. Net cash provided by financing activities of $1.4 million for the year ended December 31, 2020 was primarily the result of $1.4 million from the exercise of stock options and purchases under the ESPP. Net cash provided by financing activities of $0.3 million for the year ended December 31, 2019 was primarily the result of $0.4 million from the exercise of stock options and purchases under the ESPP.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we commercialize TEMBEXA or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Furthermore, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital requirements for at least the next 12 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2021 (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases (1)	$3,380	$637	$1,495	$1,248	$—
SPL Supply Purchase Obligation	$2,400	$—	$2,400	$—	$—
Total	$5,780	$637	$3,895	$1,248	$—

(1)Consists of our corporate headquarters lease encompassing 21,325 square feet of office space that expires in July 2026. Additionally, consists of our laboratory lease encompassing a total of approximately 7,925 square feet which is located in Durham, North Carolina and expires in July 2026.

In addition to the amounts set forth in the table above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved and we are obligated to pay royalties based on future product sales. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. In connection with the development and commercialization of ONC201 and ONC206, in addition to royalties on product sales, we could be required to pay former Oncoceutics securityholders up to an aggregate of $340.0 million in remaining milestone payments, assuming the achievement of all remaining applicable milestone events under the merger agreement. In November 2021, we achieved the BICR milestone and paid the former Oncoceutics securityholders $20 million. In connection with the development and commercialization of DSTAT, in addition to royalties on product sales, we could be required to pay Cantex up to an aggregate of $587.5 million in milestone payments, assuming the achievement of all applicable milestone events under the license agreement.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2021 or 2020.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Chimerix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chimerix, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued Research and Development Expenses

Description of the Matter	As discussed in Note 1 to the consolidated financial statements, within total accrued liabilities, the Company has recorded $4.6 million of accrued research and development expenses, which includes costs resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with its research and development efforts. As the financial terms of these contracts vary by contract and may result in payment flows that do not match the periods over which materials or services are provided, the Company develops estimates to match expenses with the period in which services and efforts are expended. The Company determines the accrual based on discussions with applicable personnel and outside service providers as to the progress or state of clinical trials or other services completed.

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
Raleigh, NC
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Chimerix, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Chimerix, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chimerix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Chimerix, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Raleigh, NC
March 1, 2022

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$15,397	$46,989
Short-term investments, available-for-sale	72,970	31,973
Accounts receivable	—	340
Inventories	2,760	—
Prepaid expenses and other current assets	4,678	2,356
Total current assets	95,805	81,658
Long-term investments	2,022	—
Property and equipment, net of accumulated depreciation	253	214
Operating lease right-of-use assets	2,404	2,825
Other long-term assets	56	26
Total assets	$100,540	$84,723
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,788	$1,283
Accrued liabilities	13,108	7,250
Note payable	14,000	—
Total current liabilities	29,896	8,533
Lease-related obligations	2,392	2,814
Total liabilities	32,288	11,347
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2021 and 2020; 86,884,266 and 62,816,039 shares issued and outstanding at December 31, 2021 and 2020, respectively	87	63
Additional paid-in capital	953,782	785,673
Accumulated other comprehensive loss, net	(21)	—
Accumulated deficit	(885,596)	(712,360)
Total stockholders’ equity	68,252	73,376
Total liabilities and stockholders’ equity	$100,540	$84,723

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Contract and grant revenue	$1,928	$5,274	$7,604
Licensing revenue	51	98	4,915
Total revenues	1,979	5,372	12,519
Operating expenses:
Research and development	73,817	36,232	42,288
General and administrative	18,672	13,656	21,169
Acquired in-process research and development	82,890	—	65,045
Total operating expenses	175,379	49,888	128,502
Loss from operations	(173,400)	(44,516)	(115,983)
Other income:
Interest income and other, net	164	994	3,407
Net loss	(173,236)	(43,522)	(112,576)
Other comprehensive loss:
Unrealized (loss) gain on investments, net	(21)	(35)	127
Comprehensive loss	$(173,257)	$(43,557)	$(112,449)
Per share information:
Net loss, basic and diluted	$(2.04)	$(0.70)	$(2.03)
Weighted-average shares outstanding, basic and diluted	84,930,255	62,183,947	55,501,973

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2018	50,735,279	$51	$733,907	$(92)	$(556,262)	$177,604
Share-based compensation	—	—	9,528	—	—	9,528
Exercise of stock options	19,284	—	43	—	—	43
Employee stock purchase plan purchases	209,075	—	326	—	—	326
RSU stock issuance	626,375	1	(1)	—	—	—
Issuance of common stock, net of issuance costs	10,000,000	10	34,890	—	—	34,900
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	127	—	127
Net loss	—	—	—	—	(112,576)	(112,576)
Total comprehensive loss						(112,449)
Balance, December 31, 2019	61,590,013	$62	$778,693	$35	$(668,838)	$109,952
Share-based compensation	—	—	5,568	—	—	$5,568
Exercise of stock options	409,988	1	986	—	—	$987
Employee stock purchase plan purchases	337,072	—	426	—	—	$426
RSU stock issuance	478,966	—	—	—	—	$—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(35)	—	$(35)
Net loss	—	—	—	—	(43,522)	$(43,522)
Total comprehensive loss						(43,557)
Balance, December 31, 2020	62,816,039	$63	$785,673	$—	$(712,360)	$73,376
Share-based compensation	—	—	12,260	—	—	$12,260
Exercise of stock options	841,775	1	3,830	—	—	$3,831
Employee stock purchase plan purchases	542,931	1	754	—	—	$755
RSU stock issuance	430,002	—	—	—	—	$—
Issuance of common stock related to asset acquisition	8,723,769	9	43,436	—	—	$43,445
Issuance of common stock, net of issuance costs	13,529,750	13	107,829	—	—	$107,842
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(21)	—	$(21)
Net loss	—	—	—	—	(173,236)	$(173,236)
Total comprehensive loss						(173,257)
Balance, December 31, 2021	86,884,266	$87	$953,782	$(21)	$(885,596)	$68,252

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(173,236)	$(43,522)	$(112,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	167	402	564
Amortization of discount/premium on investments	846	(190)	(1,842)
Share-based compensation	12,260	5,568	9,528
Fair value of common stock issued related to asset acquisition	43,445	—	—
Note payable related to asset acquisition	14,000	—	—
Fair value of common stock issued for license agreement	—	—	34,900
(Gain)/Loss on disposition of assets	—	(10)	264
(Gain)/Loss on sale of investments	(2)	(4)	31
Lease-related amortization	301	(14)	(76)
Changes in operating assets and liabilities:
Accounts receivable	340	893	(903)
Inventories	(2,760)	—	—
Prepaid expenses and other assets	(2,352)	1,025	(777)
Accounts payable and accrued liabilities	7,061	(186)	(4,294)
Net cash used in operating activities	(99,930)	(36,038)	(75,181)
Cash flows from investing activities:
Purchases of property and equipment	(207)	(58)	(158)
Purchases of short-term investments	(105,355)	(73,978)	(167,528)
Purchases of long-term investments	(9,594)	—	—
Proceeds from sales of short-term investments	4,207	17,287	13,117
Proceeds from maturities of short-term investments	66,858	121,452	165,200
Proceeds from sale of property and equipment	—	10	—
Net cash (used in) provided by investing activities	(44,091)	64,713	10,631
Cash flows from financing activities:
Proceeds from exercise of stock options	3,831	987	43
Proceeds from employee stock purchase plan	755	426	325
Proceeds from issuance of common stock, net of commissions	107,843	—	—
Payments of deferred offering costs	—	—	(23)
Net cash provided by financing activities	112,429	1,413	345
Net (decrease) increase in cash and cash equivalents	(31,592)	30,088	(64,205)
Cash and cash equivalents:
Beginning of period	46,989	16,901	81,106
End of period	$15,397	$46,989	$16,901
Supplemental disclosure of cash flow information
Non-cash purchases of property and equipment	$—	$18	$—

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

Cash and Cash Equivalents

The Company considers any highly liquid instrument with an original maturity of three months or less at acquisition to be a cash equivalent. Cash equivalents consist of money market funds.

Investments

Investments consist primarily of commercial paper, corporate bonds, and U.S. Treasury securities. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the probability of loss.

Available-for-sale debt securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income and other, net. For the year ended December 31, 2021, approximately $2,000 of realized gains were reclassified from accumulated other comprehensive loss, net in the Consolidated Balance Sheets to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term.

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

Accounts Receivable

Accounts receivable at December 31, 2020 consisted of amounts billed under the Company’s contract with the Biomedical Advanced Research and Development Authority (BARDA). Receivables under the BARDA contract are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

At December 31, 2021 and December 31, 2020, the Company had cash equivalents, including money market funds, and short-term investments, including U.S. Treasury securities, whose value is based on using quoted market prices. At December 31, 2021, the Company had long-term investments, including U.S. Treasury securities, whose value is based on using quoted market prices. Accordingly, these securities are classified as Level 1.

At December 31, 2021, the Company had short-term investments, including commercial paper, corporate bonds and U.S. Treasury securities. At December 31, 2020, the Company had short-term investments including corporate bonds. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company’s investments, please refer to Note 2, "Investments."

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
		December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,841	$11,841	$—	$—
Total cash equivalents	11,841	11,841	—	—
Short-term investments
U.S. Treasury securities	7,517	2,523	4,994	—
Commercial paper	34,887	—	34,887	—
Corporate bonds	30,566	—	30,566	—
Total short-term investments	72,970	2,523	70,447	—
Long-term investments
U.S. Treasury securities	2,022	2,022	—	—
Total long-term investments	2,022	2,022	—	—
Total assets	$86,833	$16,386	$70,447	$—

		Fair Value Measurements
		December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,503	$1,503	$—	$—
Total cash equivalents	1,503	1,503	—	—
Short-term investments
U.S. Treasury securities	28,715	28,715	—	—
Corporate bonds	3,258	—	3,258	—
Total short-term investments	31,973	28,715	3,258	—
Total assets	$33,476	$30,218	$3,258	$—

Inventories

We consider regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory but are expensed as research and development costs. We begin capitalization of these inventory related costs once regulatory approval is obtained. We primarily use actual costs to determine our cost basis for inventories.

At December 31, 2021, our inventory is related to TEMBEXA, which is being manufactured for the treatment of smallpox and potential delivery to the Strategic National Stockpile (SNS) for the U.S. government and other government agencies. TEMBEXA was approved by the FDA on June 4, 2021, at which time we began to capitalize inventory costs associated with TEMBEXA. Prior to FDA approval of TEMBEXA, all costs related to the manufacturing of TEMBEXA were charged to research and development expense in the period incurred as there was no alternative future use.

We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of its inventories, which includes amounts related to materials, manufacturing costs, shipping and handling costs on a first-in, first-out (FIFO) basis.

Work-in-process includes all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods include packaged and labelled products. Our inventories at December 31, 2021, consisted of $2.8 million of work-in-process and no finished goods.

Our assessment of market value requires the use of estimates regarding the net realizable value of its inventory balances, including an assessment of excess or obsolete inventory. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize judgment. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for its products, product expiration dates and current sales levels. Our assumptions of future demand for its products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. In addition, our inventory may experience expiration of its shelf-life stability. During the twelve months ended December 31, 2021, we did not record a reserve for inventory as we assume TEMBEXA will be sold to the US government under a procurement contract with Biomedical Advanced Research and Development Authority (BARDA) or could be sold to other governmental agencies. Should no procurement contract be secured in the future, we may reserve part or all of our inventory balance, which would be included in cost of sales.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid research and development expenses	$1,726	$1,167
Interest receivable	348	104
Prepaid insurance	450	354
Other prepaid expenses and current assets	2,154	731
Total prepaid expenses and other current assets	$4,678	$2,356

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

Impairment of Property and Equipment

The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For the twelve months ended December 31, 2021 and 2020, no such write-downs have occurred.

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

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation	$5,491	$4,473
Accrued research and development expenses	4,642	1,375
Accrued legal expenses	359	651
Other accrued liabilities	2,616	751
Total accrued liabilities	$13,108	$7,250

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

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company received $72.5 million in expense reimbursement and $4.6 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment was solely at the discretion of BARDA. The Company assessed the services in accordance with the authoritative guidance and concluded that there was a potential of 5 separate contracts (1 base segment and four option segments) within this agreement, each of which had a single performance obligation. All option segments (one through four) were exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, was allocated to the single performance obligation for each contract. The transaction price was recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurred as qualifying research activities were conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction was estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoiced BARDA monthly as costs were incurred. Any amounts received in advance of performance were recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The second and third option segments were completed on August 20, 2020. The fourth option segment was completed on September 1, 2021 and the contract has expired in accordance with its terms.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. As a result of its acquisition of Oncoceutics, Inc. (Oncoceutics), the Company became the beneficiary of two federal grant programs and two grant programs with private foundations, of which the federal grant programs ended in the third quarter of 2021. At December 31, 2021, the Company has a deferred revenue balance of $0.2 million related to these grants. Additionally, for the twelve months ended months ended December 31, 2021, the Company recognized $0.4 million of grant revenue related to these grants.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2021, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Research and Development Expenses

Major components of research and development costs include cash compensation, stock-based compensation, preclinical studies, clinical trial and related clinical manufacturing, drug development, materials and supplies, legal, regulatory compliance, and fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf. Research and development costs, including upfront fees and milestones paid to contract research organizations, are expensed as goods are received or services rendered. Costs incurred in connection with clinical trial activities for which the underlying nature of the activities themselves do not directly relate to active research and development, such as costs incurred for market research and focus groups linked to clinical strategy as well as costs to build the Company’s brand, are not included in research and development costs but are reflected as general and administrative costs.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through December 31, 2021, and therefore has not recorded any current provision for income taxes.

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

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate forfeitures and records share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2021, 2020 and 2019, the Company applied a forfeiture rate based on the Company’s historical forfeitures.

401(k) Plan

The Company maintains a defined contribution employee retirement plan (401(k) plan). For the years ended December 31, 2021, 2020 and 2019, the Company recognized expenses for matching contributions of $0.4 million, $0.3 million and $0.3 million, respectively.

Basic and Dilutive Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock at December 31, 2021, 2020 and 2019.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of non-vested restricted stock, stock options to purchase common stock, and employee stock purchase plan purchase rights as the impact of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 4,672,859, 1,162,161, and 1,571,356, for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Note 2. Investments

The following tables summarize the Company’s short-term and long-term debt investments (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,571	$2	$(7)	$30,566
Commercial paper	34,890	2	(5)	34,887
U.S. Treasury securities	9,552	—	(13)	9,539
Total investments	$75,013	$4	$(25)	$74,992

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$3,256	$2	$—	$3,258
U.S. Treasury securities	28,717	1	(3)	28,715
Total investments	$31,973	$3	$(3)	$31,973

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$28,362	$(7)	$—	$—	$28,362	$(7)
Commercial paper	8,991	(5)	—	—	8,991	(5)
U.S. Treasury securities	9,539	(13)	—	—	9,539	(13)
Total	$46,892	$(25)	$—	$—	$46,892	$(25)
Number of securities with unrealized losses		18		—		18

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$16,598	$(3)	$—	$—	$16,598	$(3)
Total	$16,598	$(3)	$—	$—	$16,598	$(3)
Number of securities with unrealized losses		6		—		6

The following table summarizes the scheduled maturity for the Company’s debt investments at December 31, 2021 (in thousands):

December 31, 2021
Maturing in one year or less	$72,970
Maturing after one year through two years	2,022
Total debt investments	$74,992

Note 3. Property and Equipment

Property and equipment, net of accumulated depreciation consisted of the following (in thousands):

	December 31,
	2021	2020
Lab equipment	$2,341	$2,323
Leasehold improvements	1,713	1,584
Computer equipment	817	1,207
Office furniture and equipment	520	520
Property and equipment	5,391	5,634
Less accumulated depreciation	(5,138)	(5,420)
Property and equipment, net of accumulated depreciation	$253	$214

Note 4. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of December 31, 2021 was 4.58 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.7 million and $0.7 million for the twelve months ended December 31, 2021 and 2020, respectively.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of December 31, 2021, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of December 31, 2021 (in thousands):

Assets
Operating Lease Right-of-Use Assets	$2,404

Liabilities
Operating Lease Short-term Liabilities (recorded within Accrued liabilities)	$432
Operating Lease Long-term Liabilities (recorded within Lease-related obligations)	2,392
Total Operating Lease Liabilities	$2,824

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of December 31, 2021
2022	637
2023	736
2024	759
2025	781
2026	467
Total future minimum rental payments	$3,380
Less amount of lease payments representing interest	556
Total present value of lease payments	$2,824

For the twelve months ended December 31, 2021 and 2020, the Company made lease payments of approximately $0.5 million and $0.7 million, respectively, which are included in operating cash flows.

Sublease

The Company subleased 3,537 square feet of its office space under a non-cancelable operating lease that expired February 2021. For the twelve months ended December 31, 2021 and 2020, the Company recognized approximately $12,000 and $71,000 of income in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss, respectively. As this lease has terminated, there are no future minimum rentals payments to be received.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA. Periodic audits are required under the grant and contract agreements and certain costs may be questioned as appropriate under the agreements. At December 31, 2021 and 2020, the Company had recorded a $52,000 and $38,000 provision for potential refundable amounts, respectively.

Note 5. Stockholders’ Equity (Deficit)

Common Stock

The Company’s common stock consists of 200 million authorized shares at December 31, 2021 and 2020, and 86.9 million and 62.8 million shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2021	2020
For exercise of outstanding common stock options	11,649,594	8,906,271
For delivery upon vesting of outstanding restricted stock units	896,222	1,133,049
For future equity awards under the 2013 Equity Incentive Plan	2,076,923	3,342,555
For future purchases under the 2013 Employee Stock Purchase Plan	2,298,817	2,419,213
Total shares of common stock reserved for future issuances	16,921,556	15,801,088

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

The Company estimates the fair value of its share-based awards to employees, directors and consultants using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. For stock options, the Company uses historical volatility data to estimate the volatility of our common stock price and historical exercise data to estimate the expected life. The risk-free interest rates for the periods within the expected life of the option are based on the U.S. Treasury instrument with a life that is similar to the expected life of the option grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the stock options granted:

	Years Ended December 31,
	2021	2020	2019
Expected volatility	95.84%	93.24%	88.77%
Expected term (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	0.71%	1.24%	2.42%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$6.67	$1.78	$1.71

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Total Intrinsic Value
Balance, December 31, 2019	8,390,304	$8.36	7.47
Granted	3,508,080	2.37	—
Exercised	(409,988)	2.41	—
Forfeited	(2,575,125)	11.80	—
Balance, December 31, 2020	8,913,271	$5.28	7.52
Granted	3,903,750	8.74	—
Exercised	(909,997)	4.69	—
Forfeited	(257,432)	15.12	—
Balance, December 31, 2021	11,649,592	$6.27	7.65	$25,754
Exercisable at December 31, 2021	6,133,945	$6.62	6.83	$15,293
Vested or expected to vest at December 31, 2021	10,855,470	$6.28	7.58	$24,368

As of December 31, 2021, there was approximately $19.6 million of total unrecognized compensation cost related to non-vested stock options granted under the 2013 Plan. That compensation cost is expected to be recognized over a weighted-average period of approximately 2.78 years.

Other information regarding the Company’s stock options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Weighted-average grant-date fair value per share of options granted	$6.67	$1.78	$1.71
Total intrinsic value of options exercised	$3,496	$355	$10
Total fair value of shares vested	$8,642	$4,188	$6,798

The following table summarizes, at December 31, 2021, by price range: (1) for stock option awards outstanding under the 2013 Plan, the number of stock option awards outstanding, their weighted-average remaining life and their weighted-average exercise price; and (2) for stock option awards exercisable under the 2013 Plan, the number of stock option awards exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Exercise Price Range ($)	Number	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
1.37 to 7.57	7,273,390	7.55	$2.89	4,424,385	$2.97
7.58 to 8.06	814,900	6.13	7.98	617,400	8.02
8.07 to 18.75	3,162,602	8.86	9.61	693,460	10.69
18.76 to 53.74	398,700	3.06	37.86	398,700	37.86
1.37 to 53.74	11,649,592	7.65	$6.27	6,133,945	$6.62

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

Employee Stock Purchase Plan

In February 2013, the Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (ESPP), which was subsequently ratified by stockholders and became effective in April 2013. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward the Company’s success and that of its affiliates. The ESPP initially authorized the issuance of 704,225 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2014 through January 1, 2023 by the least of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The common stock reserved for future issuance under the ESPP was automatically increased by an additional 422,535 shares on January 1, 2020 and 2021, bringing the total number of shares of common stock that may be purchased under the ESPP to 3,493,866 and 3,916,401, respectively.

The Company has reserved a total of 3,916,401 shares of common stock to be purchased under the ESPP, of which 2,298,817 and 2,419,213 shares remained available for purchase at December 31, 2021 and 2020, respectively. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twenty-four-month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. The Company issued 542,931 and 337,072 shares of common stock pursuant to the ESPP for the year ended December 31, 2021 and 2020, respectively. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the ESPP purchase rights:

	Years Ended December 31,
	2021	2020	2019
Expected volatility	97.54%	75.39%	57.22%
Expected term (in years)	0.71	1.28	1.23
Weighted-average risk-free interest rate	0.25%	0.37%	2.36%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$6.55	$0.93	$1.00

As of December 31, 2021, the Company had a liability of $0.4 million representing employees' contributions to the ESPP.

Restricted Stock Units

For the years ended December 31, 2021 and 2020, the Company issued RSUs to certain employees and consultants which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. For the years ended December 31, 2021 and 2020, the Company issued 430,002 and 478,966 shares of common stock pursuant to the vesting of RSUs, respectively.

A summary of activity related to the Company’s RSUs is as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant-Date Fair Value
Balance, December 31, 2020	1,133,049	$2.61
Granted	216,875	9.28
Share issuance	(430,002)	2.88
Forfeited	(23,700)	6.80
Balance, December 31, 2021	896,222	$3.98

The total unrecognized compensation cost related to the non-vested RSUs as of December 31, 2021 was $2.3 million and will be recognized over a weighted average period of approximately 2.39 years.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Income Statement Classification:
Research and development expense	$6,611	$2,969	$4,089
General and administrative expense	5,649	2,599	5,439
Total stock-based compensation expense	$12,260	$5,568	$9,528

Cash received from exercises under all share-based payment arrangements for 2021, 2020 and 2019 was $4.6 million, $1.4 million and $0.4 million, respectively. There was no actual tax benefit realized for the tax deductions from exercises of the share-based payment arrangements during 2021, 2020 or 2019.

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

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which became effective upon filing, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, This registration statement will remain in effect for up to three years from the date it became effective. As of December 31, 2021, no sales have been made under the automatic shelf registration statement.

Public Offering of Common Stock

On January 20, 2021, the Company entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 11,765,000 shares (the Shares) of the Company's common stock. The price to the public in this offering was $8.50 per share, and the Underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $7.99 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,764,750 additional shares of the Company's common stock at the public offering price. The net proceeds to the Company from this offering were approximately $107.8 million, as the Underwriters’ option to purchase additional shares was exercised in full, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on January 25, 2021.

Note 6. Income Taxes

No income tax expense or benefit has been recorded for the years ended December 31, 2021, 2020 or 2019. This is due to the establishment of a valuation allowance against the deferred tax assets generated during those periods. At December 31, 2021, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2021, 2020, and 2019 (in thousands, except percentages):

	2021		2020		2019
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$(36,379)	21.0%	$(9,140)	21.0%	$(23,641)	21.0%
State income taxes	(8,060)	4.7%	(138)	0.3%	(1,596)	1.4%
Research and development credits	(1,565)	0.9%	(1,088)	2.5%	(1,190)	1.1%
In process R&D	26,395	(15.2)%	—	—%	—	—%
Permanent items	711	(0.4)%	505	(1.2)%	696	(0.6)%
Provision to return adjustments	126	(0.1)%	81	(0.2)%	937	(0.8)%
Effect of change in federal tax rate	—	—%	—	—%	—	—%
Effect of change in state tax rate	3,478	(2.0)%	1,139	(2.6)%	(117)	0.1%
Removal of excess tax benefit	—	—%	—	—%	—	—%
Increase in unrecognized tax benefits	439	(0.3)%	272	(0.6)%	298	(0.3)%
Current year forfeitures	435	(0.3)%	4,026	(9.2)%	—	—%
Change in valuation allowance	14,420	(8.3)%	4,343	(10.0)%	24,613	(21.9)%
Net benefit	$—	—%	$—	—%	$—	—%

The components of deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Domestic net operating loss carryforwards	$138,548	$123,381
Research and development expenses	1,191	293
Capitalized Section 174 expenses	—	—
License fees	14,131	12,556
Research and development credits	17,738	15,498
Capital loss carryforwards	484	403
Accrued bonuses	888	943
Share-based compensation	4,885	3,541
Other	1,457	961
Total gross deferred tax assets	179,322	157,576
Valuation allowance	(178,705)	(156,973)
Total deferred tax assets	617	603
Deferred tax liabilities:
Right-of-use asset	(617)	(603)
Total deferred tax liabilities	(617)	(603)
Total deferred tax assets and liabilities, net	$—	$—

At December 31, 2021, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $637.9 million and $455.4 million, respectively. At December 31, 2020, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $551.0 million and $388.5 million, respectively. Federal losses of $414.7 million begin to expire in 2023 and $223.2 million of the federal losses carry forward indefinitely. State losses of $409.2 million begin to expire in 2022 and $46.2 million of the state losses carry forward indefinitely. In addition, the Company has tax credit carryforwards for federal tax purposes of approximately $23.3 million as of December 31, 2021, which begin to expire in 2022. The Company also has capital loss carryforwards for federal tax purposes of $1.9 million, which begin to expire in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership.

Management has recorded a valuation allowance for all of the deferred tax assets due to the uncertainty of future taxable income.

The Company incorporated a subsidiary in the United Kingdom in 2014. However, the subsidiary had zero activity in 2021 and as such, has no undistributed earnings. The Company dissolved the United Kingdom subsidiary in 2021.

The Company incorporated a subsidiary in Ireland during 2018. However, the subsidiary had no activity during 2019, 2020 and 2021, and as such, has no undistributed earnings.

The Company acquired Oncoceutics in 2021 and is including the activity for 2021 in its consolidated financial statements.

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

The Company has determined that a Section 382 ownership change occurred in 2007, and as such, losses incurred prior to that date are subject to an annual limitation of at least $762,000. The Company evaluated Section 382 ownership changes subsequent to 2007 through September 30, 2020 and concluded that a Section 382 ownership change occurred in 2013 as a result of the initial public offering. As such, losses incurred prior to that date are subject to an annual limitation of at least $6.7 million. The acquired Oncoceutics net operating losses may be subject to limitations under Section 382, however no study has been completed as of the year ended December 31, 2021.

The Company has determined that there may be a future limitation on the Company’s ability to utilize its entire federal R&D credit carryover. Therefore, the Company recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2021 and 2020, as follows (in thousands):

Balance at December 31, 2019	$4,023
Increases related to 2020	272
Increases related to prior periods	—
Balance at December 31, 2020	4,295
Increases related to 2021	391
Increases related to prior periods	48
Balance at December 31, 2021	$4,734

On November 18, 2021, Governor Roy Cooper signed into law the 2021 Appropriations Act which phases out the corporate income tax for North Carolina. The Bill phases out the current 2.5% North Carolina corporate income tax rate over five years starting in 2025, reaching zero by 2030. For tax years beginning on or after January 1, 2025 the rate is 2.25%. The rate decreases to 2% in 2026 and 2027; and to 1% in 2028 and 2029. After 2029, the rate decreases to 0%. As a result of the revised tax rate, the Company adjusted its North Carolina net operating loss deferred tax asset as of December 31, 2021 by applying the revised tax rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $7.1 million.

The Company has determined that it had no other material uncertain tax benefits for the year ended December 31, 2021. As of December 31, 2021, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal and state income tax examinations for the tax years 2002 through 2021. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021.

The Tax Act subjects a US shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in 2019, 2020 or 2021; therefore, no GILTI tax has been recorded for the years ended December 31, 2020 and 2021.

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

The fourth option segment ended on September 1, 2021 and the contract has expired in accordance with its terms. For the years ended December 31, 2021, 2020, and 2019, the Company recognized revenue under this contract of $1.6 million, $5.3 million and $7.6 million, respectively.

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

Note 8. Oncoceutics Acquisition

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

As consideration for the Merger, the Company (a) paid an upfront cash payment of approximately $25.0 million, subject to certain customary adjustments, (b) issued an aggregate of 8,723,769 shares of the Company's common stock, (c) issued a promissory note to the Securityholders' Representative in the principal amount of $14.0 million (the Seller Note), to be paid in cash, subject to the terms and conditions of the Merger Agreement and the Seller Note, upon the one year anniversary of the closing of the Merger, and (d) agreed to make contingent payments up to an aggregate of $360.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Merger Agreement, as well as additional tiered royalty payments based upon future net sales of ONC 201 and ONC 206 products, subject to certain reductions as set forth in the Merger Agreement, and a contingent payment in the event the Company receives any proceeds from the sale of a rare pediatric disease priority review voucher based on Oncoceutics' products. The closing payment may be adjusted after the closing, pursuant to procedures set forth in the Merger Agreement, in connection with the finalization of the cash, transaction expenses, debt and working capital amounts at closing. As of December 31, 2021, the Company has recorded an estimated liability of $0.2 million related to closing payment adjustments. Additionally, as of December 31, 2021, the Company has recorded an estimated receivable of $0.6 million related to the repayment of certain severance amounts due from the Oncoceutics' shareholders. The promissory note totaling $14.0 million and the net of the previously mentioned receivable and liability, less $0.4 million held back as a reserve against estimated post-closing transaction expenses, was paid to the Oncoceutics' shareholders in January 2022. A $20.0 million milestone payment was paid and expensed to research and development expenses in the fourth quarter of 2021 related to the achievement of the 20% ORR, evaluated by BICR, of ONC201 in recurrent H3 K27M-mutant glioma patients success milestone.

The Company accounted for the Oncoceutics acquisition as an asset acquisition as the majority of the value of the assets acquired related to the ONC201 acquired in-process research and development (IPR&D) asset. In accordance with Accounting Standards Codification (ASC) Subtopic 730-10-25, Accounting for Research and Development Costs, the up-front payments to acquire a new drug compound, are immediately expensed as acquired IPR&D and future milestone payments are expensed to research and development expenses when paid or payable in transactions other than a business combination provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Therefore, the portion of the purchase price that was allocated to the IPR&D assets acquired was immediately expensed. Other assets acquired and liabilities assumed, were recorded at fair value.

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

Note 9. Restructuring Costs

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

Note 10. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2021 and 2020 are as follows (in thousands, except share and per share data):

	2021 Quarters
	Fourth	Third	Second	First
Revenue	$46	$107	$391	$1,435
Operating loss	(39,532)	(18,600)	(17,815)	(97,453)
Net loss	(39,498)	(18,560)	(17,763)	(97,415)
Net loss per share, basic and diluted	$(0.45)	$(0.21)	$(0.21)	$(1.21)
Weighted-average shares outstanding, basic and diluted	86,867,070	86,335,357	86,225,836	80,204,094

	2020 Quarters
	Fourth	Third	Second	First
Revenue	$1,120	$1,609	$1,402	$1,241
Operating loss	(11,757)	(11,560)	(10,286)	(10,913)
Net loss	(11,675)	(11,411)	(10,016)	(10,420)
Net loss per share, basic and diluted	$(0.19)	$(0.18)	$(0.16)	$(0.17)
Weighted-average shares outstanding, basic and diluted	62,702,181	62,242,456	62,042,778	61,742,035

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share calculations will not necessarily equal the annual per share calculation. Diluted weighted-average shares outstanding are identical to basic weighted-average shares outstanding and diluted net loss per share is identical to basic net loss per share for all quarters of 2021 and 2020.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2021, and events which occurred subsequently but were not recognized in the financial statements.

On January 31, 2022 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), by and between the Company, as borrower, and Silicon Valley Bank, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. The Company has no obligation to draw down any amount under the Credit Facility, and has not drawn down any amount as of the date of this filing.

The Company may borrow, repay and re-borrow funds under the Credit Facility without a prepayment penalty until January 31, 2026 (the Maturity Date), at which time the Credit Facility expires, and all outstanding revolving loans under the Credit Facility, together with all accrued and unpaid interest, must be repaid. No exit fee exists upon expiration of the Credit Facility on the Maturity Date. Subject to the satisfaction of certain liquidity ratios, the full $50.0 million of the Credit Facility will be available for the Company to borrow on a non-formula basis. If the Company is unable to meet these liquidity ratios, then availability under the Credit Facility is determined based on a borrowing base equal to percentages of certain accounts receivable and certain purchase orders (which include prospective options for BARDA to procure TEMBEXA treatment courses) for the Company’s goods in accordance with a formula set forth in the Loan Agreement.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) 1.50% above the Prime Rate (as defined below) and (ii) 4.75%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “prime rate”. If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Loan Agreement. The Company must also pay an unused line fee equal to 0.25% per annum on the unused portion of the Credit Facility, payable quarterly in arrears. Upon the termination of the Loan Agreement for any reason prior to the Maturity Date, the Company will be required to pay to the Lender an early termination fee of $0.5 million. The Loan Agreement also requires the Company to pay the Lender a non-refundable commitment fee of $0.5 million, payable in four equal installments beginning on the Effective Date and each anniversary of the Effective Date thereafter until January 31, 2025.

The Company’s obligations under the Loan Agreement are secured by a first lien on substantially all assets of the Company other than the Company’s intellectual property, with a negative pledge on the Company’s intellectual property.

The Loan Agreement contains customary affirmative and negative covenants and customary events of default that permit the Lender to accelerate the Company’s outstanding obligations under the Loan Agreement, all as set forth in the Loan Agreement. The Loan Agreement also contains financial covenants requiring the Company to maintain specified liquidity and cash levels at certain times as set forth in the Loan Agreement.

ITEM. 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2021, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In making the assessment of internal controls over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2022 Annual Meeting of Stockholders (Proxy Statement), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

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

3. Exhibits. The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:
EXHIBIT INDEX

Exhibit Number	Description of Document
2.1** (33)	Agreement and Plan of Merger, dated January 7, 2021, by and among the Registrant, Oncoceutics, Merger Sub
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (1)	Amended and Restated Bylaws of the Registrant.
4.1 (1)	Form of Common Stock Certificate of the Registrant.
4.2	Description of Common Stock
10.1+ (1)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.
10.2+ (1)	Chimerix, Inc. 2002 Equity Incentive Plan and Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice thereunder.
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

10.5+ (2)	Chimerix, Inc. 2013 Equity Incentive Plan, as amended.
10.6+ (26)	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2013 Equity Incentive Plan
10.7+ (1)	Chimerix, Inc. 2013 Employee Stock Purchase Plan.
10.8+ (28)	Chimerix, Inc. Non-Employee Director Compensation Policy.
10.9+ (23)	Chimerix, Inc. Officer Severance Benefit Plan, as amended.
10.10+ (10)	Directorship Offer Letter to Catherine L. Gilliss dated June 13, 2014.
10.11+ (10)	Directorship Offer Letter to Patrick Machado dated May 30, 2014.
10.12 (1)	Office Lease by and between the Registrant and ACP 2505 Meridian LLC dated September 1, 2007, as amended.
10.13 (4)	Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.
10.14 (8)	Sixth Amendment to Office Lease dated April 28, 2015 by and between the Registrant and IVC Meridian TT O, LLC.
10.15 (15)	Seventh Amendment to Office Lease dated March 10, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.16 (16)	Eighth Amendment to Office Lease dated July 13, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.17 (29)	Ninth Amendment to Office Lease, dated June 24, 2020, by and between the Registrant and BRI 1875 Meridian, LLC.
10.18 (5)	Lease Agreement by and between the Registrant and Northwood RTC LLC dated March 10, 2014.

10.19 (19)	First Amendment to Industrial Building Lease dated December 14, 2017 by and between Registrant and CLPF - Research Center, LLC.
10.20** (29)	Second Amendment to Lease Agreement, dated July 30, 2020, by and between the Registrant and CLPF-Research Center, LLC.
10.21* (1)	Contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.
10.22* (6)
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

10.24* (7)
Contract modification No. 16, dated December 10, 2013, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.25 (3)
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

10.27* (4)
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

10.29* (10)
Contract modification No. 21, dated November 7, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.30 (10)
Contract modification No. 22, dated December 11, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.31 (10)
Contract modification No. 23, dated December 22, 2014, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.32 (10)
Contract modification No. 24, dated February 19, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.33 (8)
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

10.35 (9)
Contract modification No. 27, dated July 14, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.36* (30)
Contract modification No. 28, dated September 1, 2015, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.37* (30)
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

10.41* (13)
Contract modification No. 33, dated June 17, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.42* (14)
Contract modification No. 34, dated August 3, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.43 (15)
Contract modification No. 35, dated October 21, 2016, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.44 (15)
Contract modification No. 36, dated January 23, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.45 (16)
Contract modification No. 37, dated March 27, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.46 (17)
Contract modification No. 38, dated April 3, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.47 (17)
Contract modification No. 39, dated May 11, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.48 (17)
Contract modification No. 40, dated June 16, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.49 (18)
Contract modification No. 41, dated July 24, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.50 (18)
Contract modification No. 42, dated August 25, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.51 (18)
Contract modification No. 43, dated September 22, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.52 (18)
Contract modification No. 44, dated September 28, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.53 (19)
Contract modification No. 45, dated October 20, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.54 (19)
Contract modification No. 46, dated November 27, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.55* (19)
Contract modification No. 47, dated December 21, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.56 (19)
Contract modification No. 48, dated December 21, 2017, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.57* (19)
Contract modification No. 49, dated February 27, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.58* (20)
Contract modification No. 50, dated March 20, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.59* (21)
Contract modification No. 51, dated May 31, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.60* (21)
Contract modification No. 52, dated July 11, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.61 (22)
Contract modification No. 53, dated September 6, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.62 (23)
Contract modification No. 54, dated December 3, 2018, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.63* (23)
Contract modification No. 55, dated January 10, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.64 (25)
Contract modification No. 56, dated March 5, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.65** (26)
Contract modification No. 57, dated July 12, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.66** (28)
Contract modification No. 58, dated December 13, 2019, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.67 (29)
Contract modification No. 59, dated May 11, 2020, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.68** (29)
Contract modification No. 60, dated June 17, 2020, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.69** (29)
Contract modification No. 61, dated July 28, 2020, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.70 (30)
Contract modification No. 62, dated September 11, 2020, to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.71** (30)
Contract modification No. 63, dated September 28, 2020 to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.72 (33)
Contract modification No. 64, dated January 26, 2021 to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.73 (34)
Contract modification No. 65, dated April 16, 2021 to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.74 (35)
Contract modification No. 66, dated May 24, 2021 to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.75** (35)
Contract modification No. 67, dated September 20, 2021 to the contract by and between the Registrant and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services dated February 16, 2011, as amended.

10.76+ (24)	Employment Offer Letter to Michael Sherman dated April 2, 2019.
10.77+ (24)	Employment Offer Letter to Michael Andriole dated April 4, 2019.
10.78** (27)	License and Development Agreement, dated July 26, 2019, by and between the Registrant and Cantex Pharmaceuticals, Inc.
10.79** (27)	Supply Agreement, dated October 2, 2015, by and between the Registrant (as successor to Cantex Pharmaceuticals, Inc.) and Scientific Protein Laboratories LLC.
10.80** (31)	Amendment to the Supply Agreement, dated December 16, 2020, by and between Chimerix, Inc. and Scientific Protein Laboratories, LLC.
10.81** (27)	License Agreement, dated September 30, 2019, by and between the Registrant and SymBio Pharmaceuticals Limited.
10.82 (32)	Promissory Noted, dated January 7, 2021, by and between the Registrant and Fortis Advisors, LLC, solely in its capacity as Securityholders’ Representative.
10.83** #	Loan and Security Agreement, dated January 31, 2022, by and between the Registrant and Silicon Valley Bank.
21.1	Subsidiaries of Chimerix, Inc.
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Certain confidential information contained in this exhibit, marked by brackets, has been omitted pursuant to Item 601 of Regulation S-K because the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.
(1)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.
(2)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 23, 2014.
(3)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2014.
(4)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2014.
(5)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on March 14, 2014.
(6)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 14, 2013.
(7)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 7, 2014.
(8)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 11, 2015.
(9)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 6, 2015.
(10)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 6, 2015.
(11)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 29, 2016
(12)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2016.
(13)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2016.
(14)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2016.
(15)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 2, 2017.
(16)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2017.
(17)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 7, 2017.
(18)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on October 11, 2017.
(19)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 1, 2018.
(20)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 7, 2018.
(21)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2018.
(22)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 8, 2018.
(23)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 5, 2019.
(24)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on April 10, 2019.

(25)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2019.
(26)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2019.
(27)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 5, 2019.
(28)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 25, 2020.
(29)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 10, 2020.
(30)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 11, 2020.
(31)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on December 23, 2020.
(32)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on January 13, 2021.
(33)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 25, 2021.
(34)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 6, 2021.
(35)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 4, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimerix, Inc.

Date:	March 1, 2022	By:	/s/ Michael A. Sherman
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

Signature	Title	Date

/s/ Michael A. Sherman	President, Chief Executive Officer and Director	March 1, 2022
Michael A. Sherman	(Principal Executive Officer)

/s/ Michael T. Andriole	Chief Business and Financial Officer	March 1, 2022
Michael T. Andriole	(Principal Financial Officer)

/s/ David Jakeman	Executive Director of Finance and Accounting	March 1, 2022
David Jakeman	(Principal Accounting Officer)

/s/ Martha J. Demski
Martha J. Demski	Chair of the Board of Directors	March 1, 2022

/s/ Catherine L. Gilliss
Catherine L. Gilliss, PhD, RN, FAAN	Member of the Board of Directors	March 1, 2022

/s/ Patrick Machado
Patrick Machado	Member of the Board of Directors	March 1, 2022

/s/ Robert J. Meyer
Robert J. Meyer, MD	Member of the Board of Directors	March 1, 2022

/s/ Fred A. Middleton
Fred A. Middleton	Member of the Board of Directors	March 1, 2022

/s/ Pratik S. Multani
Pratik S. Multani, MD	Member of the Board of Directors	March 1, 2022

/s/ Victoria Vakiener
Victoria Vakiener	Member of the Board of Directors	March 1, 2022