Form 10-Q
period 2022-03-31
CHIMERIX INC
filed 2022-05-16
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 87,436,180.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$31,957	$15,397
Short-term investments, available-for-sale	21,421	72,970
Inventories	3,406	2,760
Prepaid expenses and other current assets	5,766	4,678
Total current assets	62,550	95,805
Long-term investments	—	2,022
Property and equipment, net of accumulated depreciation	229	253
Operating lease right-of-use assets	2,298	2,404
Other long-term assets	439	56
Total assets	$65,516	$100,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,494	$2,788
Accrued liabilities	11,718	13,108
Note payable	—	14,000
Total current liabilities	15,212	29,896
Loan fees	250	—
Lease-related obligations	2,256	2,392
Total liabilities	17,718	32,288

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 87,436,180 and 86,884,266 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	87	87
Additional paid-in capital	958,147	953,782
Accumulated other comprehensive loss, net	(73)	(21)
Accumulated deficit	(910,363)	(885,596)
Total stockholders’ equity	47,798	68,252
Total liabilities and stockholders’ equity	$65,516	$100,540

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Contract and grant revenue	$—	$1,433
Licensing revenue	15	2
Total revenues	15	1,435
Cost of goods sold	114	—
Gross Profit	(99)	1,435
Operating expenses:
Research and development	19,040	11,862
General and administrative	5,632	4,136
Acquired in-process research and development	—	82,890
Total operating expenses	24,672	98,888
Loss from operations	(24,771)	(97,453)
Other income:
Interest income and other, net	4	38
Net loss	(24,767)	(97,415)
Other comprehensive loss:
Unrealized loss on debt investments, net	(52)	(43)
Comprehensive loss	$(24,819)	$(97,458)
Per share information:
Net loss, basic and diluted	$(0.28)	$(1.21)
Weighted-average shares outstanding, basic and diluted	87,088,804	80,204,094

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2021	86,884,266	$87	$953,782	$(21)	$(885,596)	$68,252
Share-based compensation	—	—	3,708	—	—	3,708
Exercise of stock options	34,406	—	102	—	—	102
Employee stock purchase plan purchases	383,981	—	555	—	—	555
RSU stock issuance	133,527	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(24,767)	(24,767)
Total comprehensive loss						(24,819)
Balance, March 31, 2022	87,436,180	$87	$958,147	$(73)	$(910,363)	$47,798

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	62,816,039	$63	$785,673	$—	$(712,360)	$73,376
Share-based compensation	—	—	2,584	—	—	2,584
Exercise of stock options	710,132	1	3,529	—	—	3,530
Employee stock purchase plan purchases	259,837	—	330	—	—	330
RSU stock issuance	168,752	—	—	—	—	—
Issuance of common stock related to asset acquisition	8,723,769	9	43,436	—	—	43,445
Issuance of common stock, net of issuance costs of $7.2 million	13,529,750	13	107,829	—	—	107,842
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(97,415)	(97,415)
Total comprehensive loss						(97,458)
Balance, March 31, 2021	86,208,279	$86	$943,381	$(43)	$(809,775)	$133,649

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(24,767)	$(97,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	24	71
Amortization of debt issuance costs	33	—
Amortization of discount/premium on investments	53	128
Share-based compensation	3,708	2,584
Fair value of common stock issued related to asset acquisition	—	43,445
Note payable related to asset acquisition	—	14,000
Gain on sale of investments	(1)	(2)
Lease-related amortization	63	41
Changes in operating assets and liabilities:
Accounts receivable	—	(159)
Inventories	(646)	—
Prepaid expenses and other assets	(1,002)	(309)
Accounts payable and accrued liabilities	(912)	(280)
Net cash used in operating activities	(23,447)	(37,896)

Cash flows from investing activities:
Purchases of property and equipment	—	(75)
Purchases of short-term investments	(5,258)	(91,944)
Purchases of long-term investments	—	(7,554)
Proceeds from sales of short-term investments	7,699	2,007
Proceeds from maturities of short-term investments	51,026	8,850
Net cash provided by (used in) investing activities	53,467	(88,716)

Cash flows from financing activities:
Proceeds from exercise of stock options	102	3,530
Proceeds from employee stock purchase plan	556	330
Proceeds from issuance of common stock, net of commissions	—	107,843
Payments of debt issuance costs	(118)	—
Payment of note payable related to asset acquisition	(14,000)	—
Net cash (used in) provided by financing activities	(13,460)	111,703
Net increase (decrease) in cash and cash equivalents	16,560	(14,909)
Cash and cash equivalents:
Beginning of period	15,397	46,989
End of period	$31,957	$32,080

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

The Company’s activities since inception have primarily consisted of performing research and development activities. The Company has no current source of revenue to sustain present activities, and does not expect to generate meaningful revenue until and unless the Company successfully commercializes one of its product candidates or enters into a procurement agreement with the US government. The Company is subject to a number of risks and uncertainties similar to those of other life science companies at a similar stage of development, including, among others, the need to obtain adequate additional financing, successful development efforts including regulatory approval of products, compliance with government regulations, successful commercialization of potential products, protection of proprietary technology and dependence on key individuals.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At March 31, 2022 and December 31, 2021, the Company had cash equivalents including money market funds, whose value is based on quoted market prices. At March 31, 2022 and December 31, 2021, the Company had short-term investments, including U.S. Treasury securities, whose value is based on quoted market prices. Accordingly, these securities are classified as Level 1.

At March 31, 2022, the Company had cash equivalents including money commercial paper and corporate bonds. At March 31, 2022, the Company had short-term investments, including U.S. Treasury securities, commercial paper. and corporate bonds, and on December 31, 2021, the Company had short-term investments including U.S. Treasury securities and corporate bonds. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	March 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$17,785	$17,785	$—	$—
Commercial paper	7,497	—	7,497	—
Corporate bonds	1,000	—	1,000	—
Total cash equivalents	26,282	17,785	8,497	—
Short-term investments
U.S. treasury securities	9,488	4,507	4,981	—
Commercial paper	6,972	—	6,972	—
Corporate bonds	4,961	—	4,961	—
Total short-term investments	21,421	4,507	16,914	—
Total assets	$47,703	$22,292	$25,411	$—

	Fair Value Measurements
	December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,841	$11,841	$—	$—
Total cash equivalents	11,841	11,841	—	—
Short-term investments
U.S. treasury securities	7,517	2,523	4,994	—
Commercial paper	34,887	—	34,887	—
Corporate bonds	30,566	—	30,566	—
Total short-term investments	72,970	2,523	70,447	—
Long-term investments
U.S. treasury securities	2,022	2,022	—	—
Total long-term investments	2,022	2,022	—	—
Total assets	$86,833	$16,386	$70,447	$—

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

At March 31, 2022, the Company’s inventory is related to TEMBEXA, which is being manufactured for the treatment of smallpox and potential delivery to the Strategic National Stockpile (SNS) for the U.S. government and other government agencies. TEMBEXA was approved by the FDA on June 4, 2021, at which time the Company began to capitalize inventory costs associated with TEMBEXA. Prior to FDA approval of TEMBEXA, all costs related to the manufacturing of TEMBEXA were charged to research and development expense in the period incurred as there was no alternative future use.

The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, manufacturing costs, shipping and handling costs on a first-in, first-out (FIFO) basis. Work-in-process includes all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods include packaged and labelled products. The Company's inventories at March 31, 2022 consisted of $2.6 million of work-in-process and $0.8 million of finished goods.

The Company’s assessment of market value requires the use of estimates regarding the net realizable value of its inventory balances, including an assessment of excess or obsolete inventory. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize judgment. The Company determines excess or obsolete inventory based on multiple factors, including an estimate of the future demand for its products, product expiration dates and current sales levels. The Company’s assumptions of future demand for its products are inherently uncertain and if the Company were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that the Company reports in a particular period. In addition, the Company's inventory may experience expiration of its shelf-life stability. During the three months ended March 31, 2022, the Company did not record a reserve for inventory as the Company assumes TEMBEXA will be sold to the U.S. government under a procurement contract with Biomedical Advanced Research and Development Authority (BARDA) or could be sold to other governmental agencies. Should no procurement contract be secured in the future, the Company may reserve part or all of our inventory balance, which would be included in cost of sales. During the three months ended March 31, 2022, the Company wrote-off $0.1 million of inventory deemed to be unsalable to Cost of goods sold on the Consolidated Statements of Operations and Comprehensive Loss.

Deferred Loan Costs

On January 31, 2022 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), by and between the Company, as borrower, and Silicon Valley Bank, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. The Company has no obligation to draw down any amount under the Credit Facility, and has not drawn down any amount as of March 31, 2022.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) 1.50% above the Prime Rate (as defined below) and (ii) 4.75%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “prime rate”. If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Loan Agreement. The Company must also pay an unused line fee equal to 0.25% per annum on the unused portion of the Credit Facility, payable quarterly in arrears. Upon the termination of the Loan Agreement for any reason prior to the Maturity Date, the Company will be required to pay to the Lender an early termination fee of $0.5 million. The Loan Agreement also requires the Company to pay the Lender a non-refundable commitment fee of $0.5 million, payable in four equal installments beginning on the Effective Date and each anniversary of the Effective Date thereafter until January 31, 2025. As of March 31, 2022, the Company has recorded current deferred loan costs of $0.1 million in prepaid expenses and other current assets and non-current deferred loan costs of $0.4 million in other long-term assets on the Consolidated Balance Sheets. As of March 31, 2022, the Company has recorded a current loan fee liability of $0.1 million in accrued liabilities and a non-current loan fee liability of $0.3 million in loan fees on the Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development expenses	$6,155	$4,642
Accrued compensation	3,068	5,491
Other accrued liabilities	2,495	2,975
Total accrued liabilities	$11,718	$13,108

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

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. As a result of its acquisition of Oncoceutics, Inc. (Oncoceutics), the Company became the beneficiary of two federal grant programs and two grant programs with private foundations, of which the federal grant programs ended in the third quarter of 2021. At March 31, 2022, the Company has a deferred revenue balance of $0.2 million related to these grants. Additionally, for the three months ended March 31, 2022 and 2021, the Company recognized no grant revenue and $0.2 million of grant revenue related to these grants, respectively.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2022, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three months ended March 31, 2022 and 2021.

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

Note 2. Investments

The following tables summarize the Company's debt investments (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$4,968	$—	$(6)	$4,962
U.S. treasury securities	9,537	—	(50)	9,487
Commercial paper	6,989	—	(17)	6,972
Total investments	$21,494	$—	$(73)	$21,421

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,571	$2	$(7)	$30,566
Commercial paper	34,890	2	(5)	34,887
U.S. treasury securities	9,552	—	(13)	9,539
Total investments	$75,013	$4	$(25)	$74,992

The following tables summarize the Company's debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	March 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$4,962	$(6)	$—	$—	$4,962	$(6)
Commercial paper	6,972	(17)	—	—	6,972	(17)
U.S. treasury securities	9,487	(50)	—	—	9,487	(50)
Total	$21,421	$(73)	$—	$—	$21,421	$(73)
Number of securities with unrealized losses		10		—		10

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$28,362	$(7)	$—	$—	$28,362	$(7)
Commercial paper	8,991	(5)	—	—	8,991	(5)
U.S. treasury securities	$9,539	$(13)	$—	$—	$9,539	$(13)
Total	$46,892	$(25)	$—	$—	$46,892	$(25)
Number of securities with unrealized losses		18		—		18

The Company periodically reviews available-for-sale debt investments for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At March 31, 2022, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale debt investments in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three months ended March 31, 2022 and 2021. Unrealized gains and losses on debt investments are recorded to unrealized (loss) gain on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at March 31, 2022 (in thousands):

Maturing in one year or less	$21,421
Total debt investments	$21,421

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company's discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company's operating leases as of March 31, 2022 was 4.34 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2022 and 2021.

The discount rate implicit within the Company's leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of March 31, 2022, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of March 31, 2022 (in thousands):

Assets
Operating lease right-of-use assets	$2,298

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$524
Operating lease long-term liabilities (recorded within Lease-related obligations)	2,256
Total operating lease liabilities	$2,780

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of March 31, 2022
2022	539
2023	736
2024	759
2025	781
2026	467
Total future minimum rental payments	$3,282
Less amount of lease payments representing interest	502
Total present value of lease payments	$2,780

As of December 31, 2021, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2021
2022	637
2023	736
2024	759
2025	781
2026	467
Total future minimum rental payments	$3,380
Less amount of lease payments representing interest	556
Total present value of lease payments	$2,824

For the three months ended March 31, 2022 and 2021, the Company made lease payments of approximately $98,000 and $133,000, respectively.

Sublease

The Company subleased 3,537 square feet of its office space under a non-cancelable operating lease that expired in February 2021. For the three months ended March 31, 2021, the Company recognized approximately $12,000 of income in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. As this lease has terminated, there are no future minimum rentals payments to be received.

Significance of Revenue Source

The Company was the recipient of federal research contract funds from BARDA, the primary source of the Company's prior year contract and grant revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. At March 31, 2022 and December 31, 2021, the Company had recorded a provision for potential refundable amounts of $52,000.

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

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2022, the common stock reserved for issuance under the 2013 Plan was automatically increased by 3.5 million shares. As of March 31, 2022, there was a total of 1.6 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 34,000 shares of common stock pursuant to the exercise of stock options during the three months ended March 31, 2022. The Company issued 710,000 shares of common stock pursuant to the exercise of stock options during the three months ended March 31, 2021, respectively.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 4.3 million shares of common stock to be purchased under the ESPP, of which 2.3 million shares remained available for purchase as of March 31, 2022. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). On January 1, 2022, the common stock reserved for issuance under the ESPP was automatically increased by an additional 422,535 shares.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 384,000 and 260,000 shares of common stock pursuant to the ESPP during the three months ended March 31, 2022 and 2021, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company's common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company's common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued 134,000 shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2022. The Company issued 169,000 shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2021.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$1,903	$1,377
General and administrative expense	1,805	1,207
Total share-based compensation expense	$3,708	$2,584

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 as the Company incurred losses for the three month period ended March 31, 2022, and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At March 31, 2022, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

The fourth option segment ended on September 1, 2021 and the contract has expired in accordance with its terms. For the three months ended March 31, 2021, the Company recognized revenue under this contract of $1.2 million.

Cantex Pharmaceuticals, Inc.

In July 2019, the Company entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize, for any and all uses, a glycosaminoglycan compound known as DSTAT, which was being studied for the treatment of acute myeloid leukemia. Under the terms of the license agreement, the Company is responsible for, and bears the future costs of, worldwide development and commercialization of DSTAT. On May 13, 2022, the Company provided Cantex with sixty (60) days advance written notification of its intent to terminate the License and Development Agreement. Pursuant to the terms of the license agreement the licensed rights will revert to Cantex.

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

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan.

CR Sanjiu Agreement

In December 2020, Oncoceutics entered into a license, development and commercialization agreement with China Resources Sanjiu Medical & Pharmaceutical Co., Ltd. (CR Sanjiu). Oncoceutics granted CR Sanjiu an exclusive royalty bearing license to develop and commercialize ONC201 in China, Hong Kong, Macau and Taiwan (CR Sanjiu Territory). The Company is entitled to receive up to $5.0 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all licensed products, as defined in the agreement, in the CR Sanjiu Territory.

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

As consideration for the Merger, the Company (a) paid an upfront cash payment of approximately $25.0 million, subject to certain customary adjustments, (b) issued an aggregate of 8,723,769 shares of the Company's common stock, (c) issued a promissory note to the Securityholders' Representative in the principal amount of $14.0 million (the Seller Note), to be paid in cash, subject to the terms and conditions of the Merger Agreement and the Seller Note, upon the one year anniversary of the closing of the Merger, and (d) agreed to make contingent payments up to an aggregate of $360.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Merger Agreement, as well as additional tiered royalty payments based upon future net sales of ONC 201 and ONC 206 products, subject to certain reductions as set forth in the Merger Agreement, and a contingent payment in the event the Company receives any proceeds from the sale of a rare pediatric disease priority review voucher based on Oncoceutics' products. The closing payment may be adjusted after the closing, pursuant to procedures set forth in the Merger Agreement, in connection with the finalization of the cash, transaction expenses, debt and working capital amounts at closing. The promissory note totaling $14.0 million was paid to the Oncoceutics' shareholders in January 2022. A $20.0 million milestone payment was paid and expensed to research and development expenses in the fourth quarter of 2021 related to the achievement of the 20% ORR, evaluated by BICR, of ONC201 in H3 K27M-mutant glioma patients.

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

Note 8. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2022, and events which occurred subsequently but were not recognized in the financial statements.

On May 16, 2022 the Company announced entering into an agreement with Emergent BioSolutions, Inc. (Emergent) for the sale of TEMBEXA worldwide rights for $225 million upfront and additional milestones of up to $100 million to be paid contingent upon the execution of additional procurement awards from Biomedical Advanced Research and Development Authority (BARDA) following the base period. The closing payment and the milestone payments may be adjusted based on actual procurement value. The Company is also eligible to receive up to $12.5 million in regulatory milestones associated with the SymBio Pharmaceuticals Ltd. brincidofovir partnership to be assumed by Emergent. The Company may also earn a 20% royalty on future gross profit of TEMBEXA in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA. Outside of the United States, the agreement also allows Chimerix to earn a 15% royalty on all gross profit associated with TEMBEXA sales during the exclusivity period of TEMBEXA on a market-to-market basis.

The Company is currently in negotiation with BARDA on the terms of a TEMBEXA procurement contract. Chimerix will continue to lead this negotiation until its conclusion. Entry into a TEMBEXA procurement contract with BARDA is a closing condition to the acquisition agreement with Emergent.

Upon closing of the transaction, all TEMBEXA inventory will be transferred to Emergent. As of March 31, 2022, the Company had recorded inventories of $3.4 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on March 1, 2022. Past operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW

Chimerix (“Chimerix,” “we,” “our,” “us” or “the Company”) is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. The Company is focused on developing imipridones as a potential new class of selective cancer therapies. The most advanced imipridone is ONC201 which is in clinical-stage development for H3 K27M-mutant glioma as its lead indication. In addition, imipridone ONC206 is currently in dose escalating clinical trials.

Recent Developments

TEMBEXA (brincidofovir, BCV)

The FDA granted TEMBEXA tablets and oral suspension approval for the treatment of smallpox. TEMBEXA is approved for adult and pediatric patients and is the first and only smallpox therapy approved for neonates.

On May 16, 2022, we announced entering into an agreement with Emergent BioSolutions, Inc. (Emergent) for the sale of TEMBEXA worldwide rights for $225 million upfront and additional milestones of up to $100 million to be paid contingent upon the execution of additional procurement awards from Biomedical Advanced Research and Development Authority (BARDA) following the base period. The closing payment and the milestone payments may be adjusted based on actual procurement value. The Company is also eligible to receive up to $12.5 million in regulatory milestones associated with the SymBio Pharmaceuticals Ltd. brincidofovir partnership to be assumed by Emergent. The Company may also earn a 20% royalty on future gross profit of TEMBEXA in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA. Outside of the United States, the agreement also allows Chimerix to earn a 15% royalty on all gross profit associated with TEMBEXA sales during the exclusivity period of TEMBEXA on a market-to-market basis.

Subject to the satisfaction or waiver of the closing conditions, the companies expect the transaction may close as early as the second quarter of 2022. We are currently in negotiation with BARDA on the terms of a TEMBEXA procurement contract. We will continue to lead this negotiation until its conclusion. Entry into a TEMBEXA procurement contract with BARDA is a closing condition to the acquisition agreement with Emergent.

Imipridones - ONC201, ONC206 and ONC212

Imipridones are a potential new class of selective cancer therapies. Clinical trials of ONC201 in glioma patients with the H3 K27M-mutation are underway at several locations in the U.S. ONC201 is an orally administered small molecule dopamine receptor D2 (DRD2) antagonist and caseinolytic protease (ClpP) agonist for the treatment of gliomas that harbor the H3 K27M mutation.

The FDA had previously requested the Company conduct a retrospective Natural Disease History (NDH) study of recurrent H3 K27M-mutant glioma. More recently, we were informed that the FDA no longer expects to rely on the outcome of a NDH study to inform a regulatory decision given the limitations inherent in NDH studies. Therefore, the Company plans to limit further investment in this study and will disclose the findings at a later date.

The Company has not yet requested formal feedback on a potential NDA submission for accelerated approval, however, communication from the FDA has made it clear that the potential for accelerated approval is more challenging than previously anticipated.

The Company plans to initiate a Phase 3 study of ONC201 in patients who harbor the H3 K27M-mutation. This study is designed to serve as the basis for either a confirmatory approval or first approval. Final study design and protocols are under review. Once agreement has been reached with the FDA, the Company will announce the final clinical design and timeline. While acknowledging the new regulatory sentiment against single-arm data to support accelerated approval, the Company continues work to complete the safety database, clinical pharmacology studies and other items to support a possible regulatory filing for accelerated approval.

ONC201 - Results from 50 Patient Cohort of ONC201 in H3 K27M-mutant Glioma

In November 2021, we reported data from the 50-patient cohort for ONC201 for the treatment of H3 K27M mutant glioma at the Society for Neuro-Oncology (SNO) Annual Meetings. The BICR of the 50-patient cohort determined an overall response rate (ORR) to be 20.0% (95% Confidence Interval (CI): 10.0-33.7%) as determined by Response Assessment in Neuro-Oncology Criteria for High Grade Gliomas (RANO-HGG). The median duration of response (mDOR) was 11.2 months (95% CI: 3.8 - not reached) and the median time to response (mTTR) was 8.3 months. The proportion of patients achieving either a RANO-HGG and/or RANO-LGG response was 30% (95% CI: 17.9 – 44.6%). One serious adverse event considered possibly ONC201-related by investigator was reported; however, the event was considered unlikely ONC201-related by sponsor assessment.

ONC206 and ONC212

Phase 1 clinical trials for ONC206, our second imipridone product candidate, and IND-enabling work for our third imipridone candidate, ONC212, remain ongoing.

Dociparstat (DSTAT) for First-Line Acute Myeloid Leukemia (AML)

After evaluating a number of options to accelerate the development of DSAT, and considering the evolving standard of care in first-line AML, Chimerix has decided to discontinue the DSTAT program in order to allocate resources to higher-priority oncology programs. On May 13, 2022, the Company provided Cantex with sixty (60) days advance written notification of its intent to terminate the License and Development Agreement related to DSTAT.

CMX521

Chimerix presented a Late Breaking Oral presentation of CMX521 at the International Conference of Antiviral Research (ICAR) on March 23, 2022. Promising preclinical efficacy data generated using an inhaled version of CMX521 as a potential prophylactic and treatment of SARS-CoV-2 (COVID-19) infection was generated through a collaboration between Chimerix and the Rapidly Emerging Antiviral Drug Development Initiative (READDI) at the University of North Carolina at Chapel Hill (UNC). READDI itself is a global public-private partnership founded at UNC by the UNC Eshelman School of Pharmacy, UNC School of Medicine, Gilling School of Global Public Health, Eshelman Institute for Innovation and the Structural Genomics Consortium. Development remains ongoing with this collaboration.

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

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract originally consisted of an initial performance period, referred to as the base performance segment, which ended on May 31, 2013, plus up to four extension periods, referred to as option segments, which have all been exercised. The contract was a cost-plus fixed fee development contract. Under the contract we received $72.5 million in expense reimbursement and $4.6 million in fees. The fourth and final option segment ended on September 1, 2021 and the contract expired in accordance with its terms. Under the BARDA contract, we recognized revenue of $1.2 million during the three months ended March 31, 2021.

In September 2019, we entered into a license agreement with SymBio for worldwide rights to develop, manufacture and commercialize TEMBEXA in all human indications, excluding the use for treatment of orthopoxviruses, including smallpox. Under the contract, we received a $5.0 million upfront payment in October 2019 and could receive up to an additional $180.0 million in potential regulatory and commercial milestones. Since the license agreement was entered into in September 2019, we have recognized all of the $5.0 million of revenue related to the upfront payment. Under the sale of TEMBEXA to Emergent, this agreement will transfer to Emergent. We could receive up to $12.5 million from Emergent in brincidofovir regulatory milestones related to the transferred SymBio license agreement and will recognize revenue upon occurrence of the triggering events related to those milestones.

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

	Three Months Ended March 31,
	2022	2021
Direct research and development expenses	$11,344	$5,265
Research and development personnel costs - excluding stock-based compensation	5,328	4,462
Research and development personnel costs - stock-based compensation	1,903	1,377
Indirect research and development expenses	465	758
Total research and development expenses	$19,040	$11,862

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

Dociparstat sodium (DSTAT)

With the decision to stop development of DSTAT, we are currently in the process of closing our Phase 3 DASH AML trial. We expect to incur costs related to this program thru year end as we continue treatment for enrolled patients on the trial and begin to close down clinical trial sites.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $3.7 million and $2.6 million was recognized in the three months ended March 31, 2022 and 2021, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. In addition, our reported financial condition and results of operations could vary if new accounting standards are enacted that are applicable to our business.

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. There have been no material changes during the three months ended March 31, 2022 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and March 31, 2021, together with the changes in those items (in thousands, except percentages):

	Three Months Ended March 31,		Dollar Change	% Change
	2022	2021	Increase/(Decrease)
Revenues:
Contract and grant revenue	$—	$1,433	$(1,433)	(100.0)%
Licensing revenue	15	2	13	650.0
Total revenues	15	1,435	(1,420)	(99.0)%
Cost of goods sold	114	—	114	*
Gross Profit	(99)	1,435	(1,534)	(106.9)%
Operating expenses:
Research and development	19,040	11,862	7,178	60.5%
General and administrative	5,632	4,136	1,496	36.2%
Acquired in-process research and development	—	82,890	(82,890)	(100.0)%
Total operating expenses	24,672	98,888	(74,216)	(75.1)%
Loss from operations	(24,771)	(97,453)	72,682	(74.6)%
Other income:
Interest income and other, net	4	38	(34)	(89.5)%
Net loss	$(24,767)	$(97,415)	$72,648	(74.6)%

*Not meaningful or not calculable

Contract and Licensing Revenue

For the three months ended March 31, 2022, total contract and licensing revenue decreased to $15,000 compared to $1.4 million for the three months ended March 31, 2021. The decrease of $1.4 million, or 99.0%, is primarily attributable to the conclusion of our development contract with BARDA.

Cost of Goods Sold

For the three months ended March 31, 2022, cost of goods sold was $0.1 million and for the three months ended March 31, 2021 we did not record any cost of goods sold. The increase of $0.1 million is attributable to the write-off of inventory deemed nonsalable.

Research and Development Expenses

For the three months ended March 31, 2022, our research and development expenses increased to $19.0 million compared to $11.9 million for the three months ended March 31, 2021. The increase of $7.2 million, or 60.5%, is primarily related to the following:

•an increase of $7.8 million in research and development expenses primarily related to ongoing development of ONC201 related to manufacturing of drug substance, clinical trial and regulatory support;
•an increase of $1.4 million in compensation expenses, of which $0.5 million is related to non-cash stock compensation, to support development of our current pipeline; offset by
•a decrease of $1.2 million in brincidofovir development expenses with the approval of TEMBEXA in June 2021;
•a decrease of $0.7 million in DSTAT development costs.

General and Administrative Expenses

For the three months ended March 31, 2022, our general and administrative expenses increased to $5.6 million compared to $4.1 million for the three months ended March 31, 2021. The increase of $1.5 million, or 36.2%, is primarily related to the following:

•an increase of $0.7 million in legal, professional, and operational expenses;
•an increase of $0.6 million in compensation expenses, primarily related to non-cash stock compensation expense; and
•an increase of $0.2 million in ongoing stability expenses related to TEMBEXA in June 2021.

Acquired In-process Research and Development Expenses

In connection with our acquisition of Oncoceutics in January 2021, we recorded a total of $82.9 million of acquired in-process research and development expenses for the three months ended March 31, 2021, which included $82.6 million of in-process research and development assets expensed and $0.3 million of transaction costs. We paid consideration including an upfront payment of $25.0 million to Oncoceutics, $43.4 million related to the fair value of the 8,723,769 shares of common stock issued to Oncoceutics, and a $14.0 million promissory note due on the one-year anniversary of the acquisition.

Interest Income and Other, Net

For the three months ended March 31, 2022, our interest income and other, net decreased to $4,000 compared to $38,000 for the three months ended March 31, 2021. This decrease is primarily attributable to loan fee amortization offsetting interest earned.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had capital available to fund operations of approximately $53.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of March 31, 2022, we had an accumulated deficit of $910.4 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. Sales of our common stock made pursuant to the Jefferies Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 (File No. 333-244146), which was declared effective by the SEC on August 17, 2020. As of March 31, 2022, we have not sold any shares of our common stock under the Jefferies Sales Agreement.

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

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC (the 2021 Shelf Registration Statement), which became effective upon filing, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. However, since we no longer qualify as a well-known seasoned issuer, on March 1, 2022, we filed two post-effect amendments to the 2021 Shelf Registration Statement to convert it to a non-automatic shelf registration statement that we are eligible to use. The amendment to the 2021 Shelf Registration Statement to convert to a non-automatic shelf registration was declared effective by the SEC on May 2, 2022 and enables us to offer for sale, from time to time, in one or more offerings, $250 million, in the aggregate, of common stock, preferred stock, debt securities, warrants, right. The 2021 Shelf Registration Statement will remain in effect for up to three years from the date it initially became effective. As of March 31, 2022, no sales have been made under the 2021 Shelf Registration Statement.

On January 31, 2022, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank. The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. Reference the section headed “Recent Developments” above for additional information.

On May 15, 2022, we entered into an agreement to sell TEMBEXA to Emergent for $225 million upfront. Subject to the satisfaction or waiver of the closing conditions, we expect this transaction may close as early as the second quarter of 2022. We remain in negotiations with BARDA on the terms of a TEMBEXA procurement contract, which we also expect to complete in the second quarter of 2022.

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

We believe that our expected cash flow from sale of TEMBEXA, existing cash, cash equivalents, and investments will enable us to fund our current operating expenses and capital requirements for at least the next 12 months. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

Cash Flows

The following table sets forth the significant sources and uses of cash for the period (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash sources and uses:
Net cash used in operating activities	$(23,447)	$(37,896)
Net cash provided by (used in) investing activities	53,467	(88,716)
Net cash (used in) provided by financing activities	(13,460)	111,703
Net increase (decrease) in cash and cash equivalents	$16,560	$(14,909)

The table above sets forth the net decrease or increase in cash and cash equivalents alone and not the change in our total capital available to fund operations, which also includes short-term and long-term investments. Cash and cash equivalents includes cash on hand and securities with original maturities of 90 days or less.

Operating Activities

Net cash used in operating activities of $23.4 million for the three months ended March 31, 2022 was primarily the result of our $24.8 million net loss and the change in operating assets and liabilities offset by the add-back of non-cash adjustments. The change in operating assets and liabilities includes an increase in prepaid expenses and other assets of $1.0 million, a decrease of $0.9 million in accounts payable and accrued liabilities and an increase in inventories of $0.6 million. Non-cash expenses included add-backs of $3.7 million for share-based compensation and $0.1 million of amortization of discount/premium on investments. Net cash used in operating activities of $37.9 million for the three months ended March 31, 2021 was primarily the result of our $97.4 million net loss and the change in operating assets and liabilities, partially offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in prepaid expenses and other assets of $0.3 million, an increase in accounts receivable of $0.2 million and a decrease of $0.3 million in accounts payable and accrued liabilities. Non-cash expenses included add-backs of $43.4 million for the fair value of common stock issued in relation to the Oncoceutics acquisition, $14.0 million for the note payable due on the one-year anniversary of the Oncoceutics acquisition, $2.6 million for share-based compensation, $0.1 million of depreciation of property and equipment and $0.1 million of amortization of discount/premium on investments.

Investing Activities

Net cash provided by investing activities of $53.5 million for the three months ended March 31, 2022 was primarily the result of the maturity of $51.0 million in short-term investments and the sale of $7.7 million in short-term investments, offset by the purchase of $5.3 million in short-term investments. Net cash used in investing activities of $88.7 million for the three months ended March 31, 2021 was primarily the result of the purchase of $91.9 million in short-term investments and the purchase of $7.6 million in long-term investments, partially offset by the maturity of $8.9 million in short-term investments and the sale of $2.0 million in short-term investments.

Financing Activities

Net cash used by financing activities of $13.5 million for the three months ended March 31, 2022 was primarily the result of the $14.0 million payment of the note payable related to the Oncoceutics acquisition and the payment of $0.1 million of debt issuance costs, partially offset by $0.7 million in proceeds from the exercise of stock options and stock purchases through our ESPP. Net cash provided by financing activities of $111.7 million for the three months ended March 31, 2021 was primarily the result of $107.8 million in proceeds from the issuance of common stock and $3.9 million in proceeds from the exercise of stock options and stock purchases through our ESPP.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” as contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed by us with the SEC on March 1, 2022.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three months ended March 31, 2022 or March 31, 2021.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2022, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We may be unable to obtain, or may be delayed in obtaining, regulatory approval for our clinical candidates, including our most advanced clinical candidate, ONC201.
•Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize product candidates, and even if we generate future revenues, they may not be sufficient to lead to profitability.
•Even though we have obtained regulatory approval for TEMBEXA, or if we obtain regulatory approval for any of our product candidates, including ONC201, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.
•We rely on third-party manufacturers to produce our preclinical drug supplies, clinical drug supplies and TEMBEXA, and we intend to rely on third parties to produce commercial supplies of any approved product candidates. We rely on limited sources of supply for the drug components for each of our product candidates including ONC201, and any disruption in the chain of supply for either of these product candidates may cause delays in their development and commercialization.
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
•The completion of the sale of our TEMBEXA program and related assets is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the sale of our TEMBEXA program and related assets could have material adverse effects on our business. In addition, even if completed, the anticipated benefits may not be realized fully or at all or may take longer to realize than expected.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022.

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on commercializing TEMBEXA for the treatment of smallpox, and developing ONC201 for the treatment of H3 K27M-mutant glioma. We have incurred significant net losses in each year since our inception, including net losses of $24.8 million and $97.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of approximately $910.4 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We may continue to incur losses and negative cash flows for the foreseeable future. The size of any loss will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial expenses as we seek to:

•continue development and manufacturing activities related to imipridones, including ONC201 for the treatment of H3 K27M-mutant glioma, and other potential indications;
•enter into an agreement with BARDA to sell TEMBEXA into the U.S. Strategic National Stockpile as a medical countermeasure for the treatment of smallpox;
•obtain regulatory approvals for ONC201;
•scale-up manufacturing capabilities to commercialize TEMBEXA and in the event we receive regulatory approval, ONC201;
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

Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize product candidates, and even if we generate future revenues, they may not be sufficient to lead to profitability.*

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize product candidates. We may not generate revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•reaching agreement with BARDA for the procurement of TEMBEXA on financial terms consistent with management's expectations, or at all;
•obtaining favorable results for and advancing development of imipridones, including ONC201 for the treatment of H3 K27M-mutant glioma, and other potential indications;

•obtaining United States regulatory approval for ONC201;
•obtaining foreign regulatory approval(s) for TEMBEXA and ONC201;
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

In January 2021, we acquired Oncoceutics, Inc. (Oncoceutics), a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. Oncoceutics’ lead product candidate, ONC201, is currently being evaluated in multiple clinical studies including in a registrational program for H3 K27M-mutant glioma.

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

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our most advanced clinical compounds, or any other product candidate. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•significantly delay, scale back or discontinue the development or commercialization of TEMBEXA, ONC201, or any other product candidate;
•seek corporate partners for TEMBEXA, ONC201, or any other product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
•relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

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

We have only received regulatory approval for TEMBEXA, and all our other product candidates are still under clinical development and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. Our most advanced product candidate is ONC201, which we are developing for the treatment of H3 K27M-mutant glioma.

There is no guarantee that our current or future clinical trials will be approved by regulators, and no guarantee that they will be completed or, if completed, will be successful, or if successful, will result in an approval for the sale of any of our product candidates. The success of any of our product candidates will depend on several factors, including the following:

•generating positive safety and efficacy data from our clinical trials of ONC201;
•receipt of marketing approvals from the FDA and corresponding regulatory authorities outside the United States;
•establishing commercial manufacturing capabilities;
•acceptance of the product, if approved for marketing;
•effectively competing with other therapies;
•a continued acceptable safety profile of the product following approval; and
•obtaining, maintaining, enforcing and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, including ONC201, which would materially harm our business.

We may be unable to obtain, or may be delayed in obtaining, regulatory approval for our most advanced clinical candidates: ONC201.*

In January 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. Oncoceutics’ lead product candidate, ONC201, is currently being evaluated in multiple clinical studies including in a potentially registrational program for H3 K27M-mutant glioma.

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

In particular, based on discussions with the FDA, we plan to integrate data from ongoing ONC201 trials into a registration cohort with the potential for an NDA submission seeking accelerated approval of ONC201 in the United States. Recently, the FDA has announced that the agency’s Oncology Center of Excellence reassessed the marketing authorizations for several oncology medicines that received accelerated approvals where their confirmatory clinical trials did not demonstrate clinical benefit. It is possible that the occurrence or outcome of such reassessment may make it more difficult for us to apply for or obtain accelerated approval based on data from ongoing trials of our clinical candidates, including ONC201. It is also possible that confirmatory clinical trials may not demonstrate clinical benefit.

Any delay in obtaining, or an inability to obtain, regulatory approvals could prevent us from generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for ONC201, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend on the successful completion of clinical trials for our product candidates, including ONC201. The positive clinical results obtained for our product candidates in prior clinical studies may not be repeated in future clinical studies.*

Before obtaining regulatory approval for the sale of our product candidates, including ONC201, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

We do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our most advanced product candidates, including ONC201. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for any of our product candidates may be adversely impacted.

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

Events which may result in a delay or unsuccessful completion of clinical trials, including our currently planned or future clinical trials include:

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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates and we cannot, therefore, predict the timing of any future revenue from any of our product candidates, including ONC201.*

We cannot commercialize our product candidates, including ONC201, until the appropriate regulatory authorities have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for any of our product candidates. Delays may occur because we may not be able to obtain accelerated approval for our product candidates and large confirmatory studies may be needed. For ONC201, a comparison diagnostic test may be needed to identify patients with H3 K27M-mutant glioma before approval. Additional delays in the United States may result if any of our product candidates is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In the EU context, an Oral Explanation during MAA review could extend approval timelines and result in a Negative Opinion. A re-examination procedure is available in the EU whereby a Negative Opinion could be over-turned and become a Positive Opinion. New rapporteurs would be selected for the product. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates.

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

Following regulatory approval for any of our product candidates, including ONC201, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.*

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of our product candidates, including ONC201, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of any of our product candidates may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient.

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

Having obtained FDA approval for TEMBEXA in the United States does not mean we will ever obtain approval for or commercialize TEMBEXA, ONC201, or any other products outside of the United States, nor does approval of any of our products outside the United States mean we will ever obtain approval for or commercialize any other products inside the United States, all of which could limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in any markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

Conversely, approval by regulatory authorities outside the United States, such as the European Commission, does not ensure approval by the FDA. Moreover, clinical trials conducted outside the United States may not be accepted by the FDA.

Coverage and adequate reimbursement may not be available for ONC201, or any of our other current or future product candidates, which could make it difficult for us to sell profitably, if approved.*

Market acceptance and sales of ONC201, or any other product candidates that we commercialize, if approved, will depend in part on the extent to which coverage and adequate reimbursement will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Third-party payers are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Even if favorable coverage and reimbursement status is attained for our products candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Risks Related to Our Reliance on Third Parties

We rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidates, including TEMBEXA.*

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing with respect to TEMBEXA or our other product candidates, including ONC201. In the past, we have relied on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future we will continue to rely on such manufacturers for drug supply that will be used in clinical trials and for commercialization of any of our product candidates that receive regulatory approval.

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

We rely on limited sources of supply for the drug components for TEMBEXA as well as each of our product candidates including ONC201, and any disruption in the chain of supply for any of these product candidates may cause delays in their development and commercialization.*

Manufacturing of drug components is subject to certain FDA and comparable foreign qualifications with respect to manufacturing standards. Our manufacturing of TEMBEXA is comprised of separate processes for each of bulk drug substance, tablets, and suspension. In addition, each of these forms can be manufactured at either small or large scale. For each form and scale of manufacturing, the process must be validated in order to supply TEMBEXA commercially. We have validated the TEMBEXA drug substance manufacturing process at our selected contractor that will produce drug substance at large scale. We have selected our TEMBEXA tablet and suspension manufacturers that will produce at both small and large scale. We have scaled up the tablet manufacturing process and plan to scale up the suspension manufacturing process to meet forecasted demand. There can be no assurance that manufacturing the suspension at large scale will be successful or will be completed in a timely fashion in order to meet large scale demands. If we are unable to successfully scale up to meet forecasted demands our business could be materially harmed.

In connection with the approval of TEMBEXA, we have only one supplier of drug substance and one separate supplier of drug product qualified as vendors with the FDA. We plan to validate the ONC201 drug substance and drug product processes prior to regulatory approval. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors with the FDA for ONC201. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of ONC201 or TEMBEXA, and cause us to incur additional costs. As an example, we source a significant number of materials used in the manufacture of our products from China; the impact of the recent coronavirus outbreak could make access to our existing supply chain difficult or impossible and could materially harm our business. If our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials for ONC201 and TEMBEXA may be delayed, which could inhibit our ability to generate revenues.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay or impair commercialization of TEMBEXA and ONC201.*

We have validated processes for drug substance and drug product production for TEMBEXA.

We plan to validate ONC201 drug substance and drug product processes prior to approval at our selected vendors. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors for ONC201 with the FDA.

As more batch data is generated post-validation for both the drug substance and drug products, and as additional stability data is collected, issues may arise in our processes and stability programs which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of our products and product candidates. In the future, we may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical program and regulatory approval for our products and product candidates, increases in our operating expenses, or failure to obtain or maintain approval for ONC201 or in the case of TEMBEXA, maintain approval.

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

If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize ONC201, TEMBEXA or any other product candidates. Disagreements with our CROs over contractual issues, including performance, compliance or compensation could lead to termination of CRO agreements and/or delays in our clinical program and risks to the accuracy and usability of clinical data. As a result, our financial results and the commercial prospects for our product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Commercialization of Our Product Candidates

The commercial success of TEMBEXA, ONC201, and any other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients, pharmacists, health care payers or government procurement agencies (e.g. BARDA).*

Following receipt of marketing approval, a product or product candidate may not gain sufficient market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

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

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of TEMBEXA or our other product candidates, including ONC201, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of ONC201 may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient. Some actions may also be required in order for the patient to continue on treatment. For example, the label for TEMBEXA includes a boxed warning, or “black box,” regarding the mortality disadvantage with extended dosing observed in the SUPPRESS trial.

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

Our strategy for ONC201, is to establish a specialty sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payers in the United States and elsewhere. We may elect to launch with a contract sales organization and utilize accompanying commercial support services provided by a contract sales organization. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the distribution and sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that are not covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales, including sales of ONC201, will be adversely affected.

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

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than TEMBEXA, or any of our drug candidates that we are currently developing or that we may develop including ONC201.

We will face competition from other drugs currently approved or that will be approved in the future for the same indications. Therefore, our ability to compete successfully will depend largely on our ability to:

•discover and develop medicines that are superior to other products in the market;
•demonstrate through our clinical trials that our product candidates, including ONC201, are differentiated from existing and future therapies;
•attract qualified scientific, product development and commercial personnel;
•obtain and successfully defend and enforce patent and/or other proprietary protection for our medicines and technologies;
•obtain required regulatory approvals;
•successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines;
•deliver a competitive value proposition compared to established competition and/or competitors who will enter the market before or after any of our product candidates, including TEMBEXA and ONC201; and
•negotiate competitive pricing and reimbursement with third-party payers.

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

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold or license with respect to any of our product candidates fails to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable, will go unthreatened by third parties or will adequately protect our products and product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market TEMBEXA under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to any of our product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license it from the prevailing party, which may not be possible. In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, that such agreements provide adequate protection and will not be breached, that our trade secrets and other confidential proprietary information will not otherwise be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts or otherwise affect our business.*

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party reexamination proceedings before the United States Patent and Trademark Office (U.S. PTO) and its foreign counterparts. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of ONC201, TEMBEXA and/or any other product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

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

The RFP indicates that BARDA intends to contract with the Company to procure up to 1.7 million treatment courses of a smallpox antiviral. The RFP also requires the Company to perform certain activities to be supported by BARDA, including, but not limited to the execution of a randomized clinical trial in the event of an outbreak, and certain cGMP manufacturing activities. The final terms of any contract awarded under the RFP will be subject to negotiations between BARDA and the Company, including, but not limited to, provisions concerning costs, fees, manufacturing schedules, timing of deliverables, duration and termination. The RFP requests any responsive proposals be submitted to BARDA no later than February 7, 2022 at 12 PM ET. The Company submitted a proposal for a sole source contract to BARDA prior to the submission deadline.

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

A possible consequence of both activism and legislation in this area is the need for us to initiate an unanticipated expanded access program or to make ONC201 or TEMBEXA more widely available sooner than anticipated. We are a small company with limited resources and unanticipated trials or access programs could result in diversion of resources from our primary goals.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. As of March 31, 2022, approximately 62% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Potential product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.*

The use of our product candidates, including ONC201, in clinical studies and the sale of any products for which we obtain marketing approval, including TEMBEXA, exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•impairment of our business reputation and significant negative media attention;
•withdrawal of participants from our clinical studies;
•significant costs to defend the related litigation;

•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•inability to commercialize TEMBEXA or our product candidates, including ONC201; and
•decreased demand for our product candidates, if approved for commercial sale.

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

We may face difficulties recruiting or retaining patients in our ongoing clinical trials because of the pandemic. For example, patients for our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data or such a delay may alter a product candidate's potential time to market which could reduce its commercial attractiveness in a competitive marketplace. In addition, limitations in the ability to visit sites may adversely affect, our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites may have an adverse impact on our clinical trial plans and timelines.

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

The completion of the sale of our TEMBEXA program and related assets is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Asset Sale (as defined below) could have material adverse effects on our business. In addition, even if the Asset Sale is completed, the anticipated benefits of the Asset Sale may not be realized fully or at all or may take longer to realize than expected.*

On May 15, 2022, we entered into the Asset Purchase Agreement (the Purchase Agreement) with Emergent BioSolutions Inc. (Emergent) and expect the sale of our TEMBEXA program and related assets (the Asset Sale) to close in mid-2022. The completion of the Asset Sale is subject to a number of conditions, including, among other things, the execution of the sole source contract with BARDA and the expiration or termination of any waiting periods applicable to the consummation of the Asset Sale under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which make the completion and timing of the Asset Sale uncertain. There can be no assurance that the conditions to the completion of the Asset Sale will be satisfied or waived, that the Asset Sale will be completed, or that the Asset Sale will be consummated as contemplated by the Purchase Agreement. If the Asset Sale is not consummated within the expected time frame or at all, we may be materially adversely affected as a company, including that the price of our common stock may decline to the extent that current market prices reflect a market assumption that the Asset Sale will be completed and that we will have incurred significant costs in connection with the Asset Sale, without having realized the benefits of the Asset Sale.

Additionally, under the terms of the Purchase Agreement, we are entitled to contingent consideration, including milestone payments and royalties, dependent upon the further development and commercial success of TEMBEXA. Accordingly, our ability to receive the contingent consideration will depend, in part, on Emergent’s ability to successfully develop and commercialize TEMBEXA. The milestones set forth in the Purchase Agreement may not be achieved on a timely basis, if at all, and we may not receive any future contingent payments. Any failure to achieve such milestones, or a perception that the milestones may not be achieved, may adversely affect our business and the value of our common stock.

We may experience difficulties in integrating the operations of Oncoceutics into our business or in integrating our TEMBEXA operations into the operations of Emergent and in realizing the expected benefits of the merger with Oncoceutics or the Asset Sale.*

The success of our merger with Oncoceutics (the Merger) will depend in part on our ability to realize the anticipated benefits from combining the operations of Oncoceutics with our business in an efficient and effective manner. Similarly, the success of the Asset Sale will depend in part on our and Emergent's ability to realize the anticipated benefits from combining our TEMBEXA related operations with Emergent's business in an efficient and effective manner. The respective integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the Merger or the Asset Sale, and could harm our financial performance and impair stockholder value. If we are unable to successfully or timely integrate the operations of Oncoceutics with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Merger, and our business, results of operations and financial condition could be materially and adversely affected. If Emergent is unable to successfully or timely integrate our TEMBEXA operations with its business, it may not be able to realize the revenue growth, milestone achievements, synergies and other anticipated benefits resulting from the Asset Sale, and consequently, we may not receive all, or any, of the contingent payments under the Purchase Agreement. We have incurred significant costs in connection with the Merger. The substantial majority of these costs are non-recurring expenses related to the Merger. We may incur additional costs in the integration of Oncoceutics, and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the Merger.

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

•failure to successfully develop and commercialize TEMBEXA or our product candidates, including ONC201;
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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of March 31, 2022, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 32.9% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

10.1*+(3)	Loan and Security Agreement, dated January 31, 2022, by and between the Registrant and Silicon Valley Bank.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

+ Certain confidential information contained in this exhibit, marked by brackets, has been omitted pursuant to Item 601 of Regulation S-K because the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to Registrant if publicly disclosed.

(1)Incorporated by reference to the corresponding exhibit in Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(2)Incorporated by reference to the corresponding exhibit in Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.

(3)Incorporated by reference to exhibit 10.83 in Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 1, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

May 16, 2022	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer
(Principal Executive Officer)

May 16, 2022	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Business and Financial Officer
(Principal Financial Officer)