Form 10-Q
period 2022-06-30
CHIMERIX INC
filed 2022-08-08
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 87,622,853.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$28,086	$15,397
Short-term investments, available-for-sale	14,705	72,970
Inventories	4,126	2,760
Prepaid expenses and other current assets	3,853	4,678
Total current assets	50,770	95,805
Long-term investments	—	2,022
Property and equipment, net of accumulated depreciation	205	253
Operating lease right-of-use assets	2,189	2,404
Other long-term assets	399	56
Total assets	$53,563	$100,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,743	$2,788
Accrued liabilities	16,682	12,933
Deferred revenue	4,846	175
Note payable	—	14,000
Total current liabilities	23,271	29,896
Loan fees	250	—
Lease-related obligations	2,114	2,392
Total liabilities	25,635	32,288

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 87,436,180 and 86,884,266 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	87	87
Additional paid-in capital	961,740	953,782
Accumulated other comprehensive loss, net	(68)	(21)
Accumulated deficit	(933,831)	(885,596)
Total stockholders’ equity	27,928	68,252
Total liabilities and stockholders’ equity	$53,563	$100,540

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Contract and grant revenue	$—	$390	$—	$1,823
Licensing revenue	440	1	455	3
Total revenues	440	391	455	1,826
Cost of goods sold	—	—	114	—
Gross Profit	440	391	341	1,826
Operating expenses:
Research and development	18,047	13,798	37,087	25,660
General and administrative	5,840	4,408	11,472	8,544
Acquired in-process research and development	—	—	—	82,890
Total operating expenses	23,887	18,206	48,559	117,094
Loss from operations	(23,447)	(17,815)	(48,218)	(115,268)
Other (loss) income:
Interest income and other, net	(21)	52	(17)	90
Net loss	(23,468)	(17,763)	(48,235)	(115,178)
Other comprehensive loss:
Unrealized gain (loss) on debt investments, net	5	32	(47)	(11)
Comprehensive loss	$(23,463)	$(17,731)	$(48,282)	$(115,189)
Per share information:
Net loss, basic and diluted	$(0.27)	$(0.21)	$(0.55)	$(1.38)
Weighted-average shares outstanding, basic and diluted	87,436,180	86,225,836	87,263,452	83,231,600

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2021	86,884,266	$87	$953,782	$(21)	$(885,596)	$68,252
Share-based compensation	—	—	3,708	—	—	3,708
Exercise of stock options	34,406	—	102	—	—	102
Employee stock purchase plan purchases	383,981	—	555	—	—	555
RSU stock issuance	133,527	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(24,767)	(24,767)
Total comprehensive loss						(24,819)
Balance, March 31, 2022	87,436,180	$87	$958,147	$(73)	$(910,363)	$47,798
Share-based compensation	—	—	3,593	—	—	3,593
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	5	—	5
Net loss	—	—	—		(23,468)	(23,468)
Total comprehensive loss						(23,463)
Balance, June 30, 2022	87,436,180	$87	$961,740	$(68)	$(933,831)	$27,928

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	62,816,039	$63	$785,673	$—	$(712,360)	$73,376
Share-based compensation	—	—	2,584	—	—	2,584
Exercise of stock options	710,132	1	3,529	—	—	3,530
Employee stock purchase plan purchases	259,837	—	330	—	—	330
RSU stock issuance	168,752	—	—	—	—	—
Issuance of common stock related to asset acquisition	8,723,769	9	43,436	—	—	43,445
Issuance of common stock, net of issuance costs of $7.2 million	13,529,750	13	107,829	—	—	107,842
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(97,415)	(97,415)
Total comprehensive loss						(97,458)
Balance, March 31, 2021	86,208,279	$86	$943,381	$(43)	$(809,775)	$133,649
Share-based compensation	—	—	3,112	—	—	3,112
Exercise of stock options	41,465	—	119	—	—	119
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	32	—	32
Net loss	—	—	—	—	(17,763)	(17,763)
Total comprehensive loss						(17,731)
Balance, June 30, 2021	86,249,744	$86	$946,612	$(11)	$(827,538)	$119,149

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(48,235)	$(115,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	48	105
Amortization of debt issuance costs	100	—
Amortization of discount/premium on investments	74	402
Share-based compensation	7,301	5,696
Fair value of common stock issued related to asset acquisition	—	43,445
Note payable related to asset acquisition	—	14,000
Gain on sale of investments	(1)	(2)
Lease-related amortization	46	292
Changes in operating assets and liabilities:
Accounts receivable	—	304
Inventories	(1,365)	—
Prepaid expenses and other assets	917	(1,832)
Accounts payable, accrued liabilities and deferred revenue	7,108	2,149
Net cash used in operating activities	(34,007)	(50,619)

Cash flows from investing activities:
Purchases of property and equipment	—	(188)
Purchases of short-term investments	(5,258)	(100,860)
Purchases of long-term investments	—	(7,554)
Proceeds from sales of short-term investments	7,699	2,007
Proceeds from maturities of short-term investments	57,726	23,850
Net cash provided by (used in) investing activities	60,167	(82,745)

Cash flows from financing activities:
Proceeds from exercise of stock options	102	3,648
Proceeds from employee stock purchase plan	556	330
Proceeds from issuance of common stock, net of commissions	—	107,842
Payments of debt issuance costs	(129)	—
Payment of note payable related to asset acquisition	(14,000)	—
Net cash (used in) provided by financing activities	(13,471)	111,820
Net increase (decrease) in cash and cash equivalents	12,689	(21,544)
Cash and cash equivalents:
Beginning of period	15,397	46,989
End of period	$28,086	$25,445

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

The Company’s activities since inception have primarily consisted of performing research and development activities. The Company has recognized modest revenue during 2022, but does not expect to generate substantial revenue until and unless the Company enters into a procurement agreement with the US government for TEMBEXA or successfully commercializes one of its product candidates. The Company is subject to a number of risks and uncertainties similar to those of other life science companies at a similar stage of development, including, among others, the need to obtain adequate additional financing, successful development efforts including regulatory approval of products, compliance with government regulations, successful commercialization of potential products, protection of proprietary technology and dependence on key individuals. If adequate additional financing is not obtained, we may be required to curtail significantly one or more of our research or development programs, and any launch and other commercialization expenses for any of our products that may receive marketing approval.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At June 30, 2022 and December 31, 2021, the Company had cash equivalents including money market funds and short-term investments, including U.S. Treasury securities, whose value is based on quoted market prices. At December 31, 2021, the Company had long-term investments, including U.S. Treasury securities, whose value is based on quoted market prices. Accordingly, these securities are classified as Level 1.

At June 30, 2022 and December 31, 2021, the Company had short-term investments including U.S. Treasury securities, commercial paper and corporate bonds. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, "Investments."

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$20,030	$20,030	$—	$—
Total cash equivalents	20,030	20,030	—	—
Short-term investments
U.S. treasury securities	9,474	4,488	4,986	—
Commercial paper	2,476	—	2,476	—
Corporate bonds	2,755	—	2,755	—
Total short-term investments	14,705	4,488	10,217	—
Total assets	$34,735	$24,518	$10,217	$—

	Fair Value Measurements
	December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,841	$11,841	$—	$—
Total cash equivalents	11,841	11,841	—	—
Short-term investments
U.S. treasury securities	7,517	2,523	4,994	—
Commercial paper	34,887	—	34,887	—
Corporate bonds	30,566	—	30,566	—
Total short-term investments	72,970	2,523	70,447	—
Long-term investments
U.S. treasury securities	2,022	2,022	—	—
Total long-term investments	2,022	2,022	—	—
Total assets	$86,833	$16,386	$70,447	$—

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

At June 30, 2022, the Company’s inventory is related to TEMBEXA, which is being manufactured for the treatment of smallpox for potential delivery to the Strategic National Stockpile (SNS) for the U.S. government and to other government agencies. TEMBEXA was approved by the FDA on June 4, 2021, at which time the Company began to capitalize inventory costs associated with TEMBEXA. Prior to FDA approval of TEMBEXA, all costs related to the manufacturing of TEMBEXA were charged to research and development expense in the period incurred as there was no alternative future use.

The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, manufacturing costs, shipping and handling costs on a first-in, first-

out (FIFO) basis. Work-in-process includes all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods include packaged and labelled products. The Company's inventories at June 30, 2022 consisted of $1.8 million of work-in-process and $2.3 million of finished goods.

The Company’s assessment of market value requires the use of estimates regarding the net realizable value of its inventory balances, including an assessment of excess or obsolete inventory. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize judgment. The Company determines excess or obsolete inventory based on multiple factors, including an estimate of the future demand for its products, product expiration dates and current sales levels. The Company’s assumptions of future demand for its products are inherently uncertain and if the Company were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that the Company reports in a particular period. In addition, the Company's inventory may experience expiration of its shelf-life stability. During the six months ended June 30, 2022, the Company did not record a reserve for inventory as the Company assumes TEMBEXA will be sold to the U.S. government under a procurement contract with Biomedical Advanced Research and Development Authority (BARDA) or other governmental agencies. Should no procurement contract be secured in the future, the Company may reserve part or all of our inventory balance, which would be included in cost of sales. During the three and six months ended June 30, 2022, the Company wrote-off no inventory and $0.1 million of inventory, respectively, deemed to be unsalable to cost of goods sold on the Consolidated Statements of Operations and Comprehensive Loss.

Deferred Loan Costs

On January 31, 2022 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), by and between the Company, as borrower, and Silicon Valley Bank, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. The Company has no obligation to draw down any amount under the Credit Facility, and has not drawn down any amount as of June 30, 2022.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) 1.50% above the Prime Rate (as defined below) and (ii) 4.75%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “prime rate”. If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Loan Agreement. The Company must also pay an unused line fee equal to 0.25% per annum on the unused portion of the Credit Facility, payable quarterly in arrears. Upon the termination of the Loan Agreement for any reason prior to the Maturity Date, the Company will be required to pay to the Lender an early termination fee of $0.5 million. The Loan Agreement also requires the Company to pay the Lender a non-refundable commitment fee of $0.5 million, payable in four equal installments beginning on the Effective Date and each anniversary of the Effective Date thereafter until January 31, 2025. As of June 30, 2022, the Company has recorded current deferred loan costs of $0.1 million in prepaid expenses and other current assets and non-current deferred loan costs of $0.4 million in other long-term assets on the Consolidated Balance Sheets. As of June 30, 2022, the Company has recorded a current loan fee liability of $0.2 million in accrued liabilities and a non-current loan fee liability of $0.3 million in loan fees on the Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development expenses	$9,677	$4,642
Accrued compensation	3,887	5,491
Accrued legal expenses	741	359
Other accrued liabilities	2,377	2,441
Total accrued liabilities	$16,682	$12,933

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

TEMBEXA Procurement Agreements

On June 23, 2022, the Company entered into two TEMBEXA procurement agreements with third parties outside of the United States (Purchasers), pursuant to which the Company is responsible for supplying to the Purchasers, and the Purchasers are responsible for purchasing from the Company, TEMBEXA (brincidofovir) treatment courses for use outside of the United States. There are no material performance obligations outside of delivery in the agreements, therefore revenue related to these procurement agreements will be recognized when the delivery performance obligation is satisfied and any advance payment will be held in deferred revenue until that performance obligation is satisfied. Revenue will be recognized based on price per treatment course as outlined in the agreements.

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

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. As a result of its acquisition of Oncoceutics, Inc. (Oncoceutics), the Company became the beneficiary of two federal grant programs and two grant programs with private foundations, of which the federal grant programs ended in the third quarter of 2021. At June 30, 2022, the Company has a deferred revenue balance of $0.2 million related to these grants. For the three and six months ended June 30, 2022, the Company recognized no grant revenue and for the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.4 million of grant revenue related to these grants, respectively.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through June 30, 2022, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and six months ended June 30, 2022 and 2021.

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

Note 2. Investments

The following tables summarize the Company’s debt investments (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$2,759	$—	$(4)	$2,755
U.S. treasury securities	9,521	—	(47)	9,474
Commercial paper	2,493	—	(17)	2,476
Total investments	$14,773	$—	$(68)	$14,705

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,571	$2	$(7)	$30,566
Commercial paper	34,890	2	(5)	34,887
U.S. treasury securities	9,552	—	(13)	9,539
Total investments	$75,013	$4	$(25)	$74,992

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	June 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,346	$(4)	$—	$—	$1,346	$(4)
Commercial paper	2,476	(17)	—	—	2,476	(17)
U.S. treasury securities	9,474	(47)	—	—	9,474	(47)
Total	$13,296	$(68)	$—	$—	$13,296	$(68)
Number of securities with unrealized losses		6		—		6

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$28,362	$(7)	$—	$—	$28,362	$(7)
Commercial paper	8,991	(5)	—	—	8,991	(5)
U.S. treasury securities	$9,539	$(13)	$—	$—	$9,539	$(13)
Total	$46,892	$(25)	$—	$—	$46,892	$(25)
Number of securities with unrealized losses		18		—		18

The Company periodically reviews available-for-sale debt investments for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At June 30, 2022, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale debt investments in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three and six months ended June 30, 2022 and 2021. Unrealized gains and losses on debt investments are recorded to unrealized (loss) gain on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company's debt investments at June 30, 2022 (in thousands):

Maturing in one year or less	$14,705
Total debt investments	$14,705

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of June 30, 2022 was 4.09 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.1 million and $0.2 million, respectively, for the three months ended June 30, 2022 and 2021 and $0.3 million and $0.3 million for the six months ended June 30, 2022 and 2021.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of June 30, 2022, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of June 30, 2022 (in thousands):

Assets
Operating lease right-of-use assets	$2,189

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$540
Operating lease long-term liabilities (recorded within Lease-related obligations)	2,114
Total operating lease liabilities	$2,654

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of June 30, 2022
2022	360
2023	736
2024	759
2025	781
2026	467
Total future minimum rental payments	$3,103
Less amount of lease payments representing interest	449
Total present value of lease payments	$2,654

As of December 31, 2021, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2021
2022	637
2023	736
2024	759
2025	781
2026	467
Total future minimum rental payments	$3,380
Less amount of lease payments representing interest	556
Total present value of lease payments	$2,824

For the three months ended June 30, 2022 and 2021, the Company made lease payments of approximately $0.2 million and $37,000, respectively, and for the six months ended June 30, 2022 and 2021, the Company made lease payments of approximately $0.3 million and $0.2 million, respectively.

Sublease

The Company subleased 3,537 square feet of its office space under a non-cancelable operating lease that expired in February 2021. For the three and six months ended June 30, 2021, the Company recognized approximately $0 and $12,000 of income in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. As this lease has terminated, there are no future minimum rentals payments to be received.

Significance of Revenue Source

The Company was the recipient of federal research contract funds from BARDA, the primary source of the Company’s prior year contract and grant revenue. Periodic audits are required under the Company’s BARDA agreement and certain costs may be questioned as appropriate under the BARDA agreement. At June 30, 2022 and December 31, 2021, the Company had recorded a provision for potential refundable amounts of $52,000.

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

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2022, the common stock reserved for issuance under the 2013 Plan was automatically increased by 3.5 million shares. As of June 30, 2022, there was a total of 1.5 million shares reserved for future issuance under the 2013 Plan. The Company issued no shares and approximately 34,000 shares of common stock pursuant to the exercise of stock options during the three and six months ended June 30, 2022. The Company issued 41,000 and 752,000 shares of common stock pursuant to the exercise of stock options during the three and six months ended June 30, 2021, respectively.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 4.3 million shares of common stock to be purchased under the ESPP, of which 2.3 million shares remained available for purchase as of June 30, 2022. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). On January 1, 2022, the common stock reserved for issuance under the ESPP was automatically increased by an additional 422,535 shares.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 384,000 and 260,000 shares of common stock pursuant to the ESPP during the six months ended June 30, 2022 and 2021, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued no shares and 134,000 shares of common stock pursuant to the vesting of RSUs during the three and six months ended June 30, 2022. The Company issued no shares and 169,000 shares of common stock pursuant to the vesting of RSUs during the three and six months ended June 30, 2021.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$1,827	$1,765	$3,730	$3,142
General and administrative expense	1,766	1,347	3,571	2,554
Total share-based compensation expense	$3,593	$3,112	$7,301	$5,696

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 as the Company incurred losses for the six month period ended June 30, 2022. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company cannot currently support that realization of its deferred tax assets is more likely than not. However, the Company feels its deferred tax assets may be used upon the Company becoming profitable.

At June 30, 2022, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 6. Significant Agreements

Emergent BioSolutions, Inc.

On May 16, 2022 the Company announced it entered into an agreement with Emergent BioSolutions, Inc. (Emergent) for the sale of TEMBEXA worldwide rights (the “Transaction”) for $225 million upfront and additional milestones of up to $100 million to be paid contingent upon execution of optional future procurement awards from the Biomedical Advanced Research and Development Authority (BARDA) following the base period. Subject to closing of the Transaction, the upfront closing payment and the optional future milestone payments may be adjusted based on the final executed procurement contract between the Company and BARDA. The Company is also eligible to receive up to $12.5 million in regulatory milestones associated with the SymBio Pharmaceuticals Ltd. brincidofovir partnership to be assumed by Emergent. The Company may also earn a 20% royalty on future gross profit of TEMBEXA in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA. Outside of the United States, the agreement allows Chimerix to earn a 15% royalty on all gross profit associated with TEMBEXA sales during the exclusivity period of TEMBEXA on a market-to-market basis.

Emergent and the Company both filed a Premerger Notification and Report Form under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) on May 26, 2022 with respect to the pending acquisition. On June 27, 2022, Emergent, as the acquiring party, withdrew its May 26, 2022 filing, to provide the government with additional time for review, and resubmitted its HSR Act filing on or about June 29, 2022, commencing a new 30-day waiting period under the HSR Act. On July 29, 2022, the waiting period expired. This satisfies the closing condition related to the U.S. antitrust clearance of the Transaction. The Transaction remains subject to satisfaction of other closing conditions including the execution of the BARDA procurement contract and the approval of the pre-novation agreement between Chimerix and Emergent by BARDA. The Company is currently in negotiation with BARDA on the terms of a TEMBEXA procurement contract. Chimerix will continue to lead this negotiation until its conclusion.

Upon closing of the transaction, all TEMBEXA inventory will be transferred to Emergent. As of June 30, 2022, the Company had recorded inventories of $4.1 million.

TEMBEXA Procurement Agreements

On June 23, 2022, the Company entered into a Supply Agreement (Supply Agreement) with a third party outside of North America (Purchaser), pursuant to which the Company is responsible for supplying to the Purchaser, and the Purchaser is responsible for purchasing from the Company, TEMBEXA (brincidofovir) treatment courses for use outside of the United States.

Under the terms of the Supply Agreement, the Purchaser has agreed to pay the Company an aggregate purchase price of approximately $9.3 million, to be made in two equal installments. The first installment, payable upon execution of the Supply Agreement, was received in June 2022. At June 30, 2022, the $4.6 million payment is recorded in deferred revenue on the Consolidated Balance Sheet. Deliveries pursuant to the international contract were completed in July 2022, which completed the contract delivery obligations and resulted in $4.7 million payment of the second installment of the purchase price in July 2022.

Additionally, on June 23, 2022, the Public Health Agency of Canada (PHAC) awarded a Contract (PHAC Contract) to the Company, pursuant to which PHAC will purchase up to approximately CAD $33.0 million ($25.3 million) of TEMBEXA treatment courses for use in Canada. The term of the PHAC Contract continues until the deliveries of the TEMBEXA treatment courses under the PHAC Contract are complete. Substantially all of the procurement was delivered and accepted by PHAC in July 2022, completing the performance obligation for those shipments and resulting in approximately $23 million of revenue. References to “CAD” are to the Canadian dollar. The U.S. dollar equivalents listed above in this paragraph were calculated based on an exchange rate of CAD $1.00 to USD $0.7695 as of the close of business on June 23, 2022.

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

The fourth option segment ended on September 1, 2021 and the contract has expired in accordance with its terms. For the three and six months ended June 30, 2021, the Company recognized revenue under this contract of $0.3 million and $1.5 million, respectively.

Cantex Pharmaceuticals, Inc.

In July 2019, the Company entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize, for any and all uses, a glycosaminoglycan compound known as DSTAT, which was being studied for the treatment of acute myeloid leukemia (AML). Under the terms of the license agreement, the Company is responsible for, and bears the future costs of, worldwide development and commercialization of DSTAT. On May 13, 2022, the Company provided Cantex with sixty (60) days advance written notification of its intent to terminate the License and Development Agreement which terminated according to its terms on July 12, 2022.

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

In exchange for the license to SymBio for the Company's TEMBEXA rights, the Company received an upfront payment of $5.0 million in October 2019. In connection with the sale of TEMBEXA worldwide rights to Emergent, Chimerix's rights and obligations under the SymBio license agreement will be assumed by Emergent at closing of the Emergent transaction. The Company could receive up to $12.5 million from Emergent in brincidofovir regulatory milestones related to the SymBio license agreement and will recognize revenue should any of the milestones be achieved.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan.

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

Note 7. DSTAT Contract Close-out

In May 2022, the Company made the decision to discontinue the development of DSTAT for the treatment of AML. On May 13, 2022, the Company provided Cantex with sixty (60) days advance written notification of its intent to terminate the License and Development Agreement which terminated according to its terms on July 12, 2022. As a result, the Company recorded an accrual of expenses to close-out the DSTAT vendor contracts. As of June 30, 2022, on the Consolidated Balance Sheets, the Company has recorded $4.3 million of contract close-out costs in accrued liabilities and $0.2 million of contract close-out costs in accounts payable, which included additional expense of $1.5 million recorded to research and development expenses on the Consolidated Statement of Operations after the decision to discontinue to the DSTAT program. These balances are expected to be fully paid over the next twelve months.

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

As consideration for the Merger, the Company (a) paid an upfront cash payment of approximately $25.0 million, subject to certain customary adjustments, (b) issued an aggregate of 8,723,769 shares of the Company's common stock, (c) issued a promissory note to the Securityholders' Representative in the principal amount of $14.0 million (the Seller Note), to be paid in cash, subject to the terms and conditions of the Merger Agreement and the Seller Note, upon the one year anniversary of the closing of the Merger, and (d) agreed to make contingent payments up to an aggregate of $360.0 million based on the achievement of certain development, regulatory and commercialization events as set forth in the Merger Agreement, as well as additional tiered royalty payments based upon future net sales of ONC201 and ONC206 products, subject to certain reductions as set forth in the Merger Agreement, and a contingent payment in the event the Company receives any proceeds from the sale of a rare pediatric disease priority review voucher based on Oncoceutics' products. The promissory note totaling $14.0 million was paid to the Oncoceutics' shareholders in January 2022. A $20.0 million milestone payment was paid and expensed to research and development expenses in the fourth quarter of 2021 related to the achievement of the 20% ORR, evaluated by BICR, of ONC201 in H3 K27M-mutant glioma patients.

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

Note 9. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2022, and events which occurred subsequently but were not recognized in the financial statements.

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

On May 16, 2022, we announced entering into an agreement with Emergent BioSolutions, Inc. (Emergent) for the sale of TEMBEXA worldwide rights (the “Transaction”) for $225 million upfront and additional milestones of up to $100 million to be paid contingent upon execution of optional future procurement awards from the Biomedical Advanced Research and Development Authority (BARDA) following the base period. Subject to closing of the Transaction, the upfront closing payment and the optional future milestone payments may be adjusted based on the final executed procurement contract between the Company and BARDA. The Company is also eligible to receive up to $12.5 million in regulatory milestones associated with the SymBio Pharmaceuticals Ltd. brincidofovir partnership to be assumed by Emergent. The Company may also earn a 20% royalty on future gross profit of TEMBEXA in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA. Outside of the United States, the agreement also allows Chimerix to earn a 15% royalty on all gross profit associated with TEMBEXA sales during the exclusivity period of TEMBEXA on a market-to-market basis.

Emergent and the Company both filed a Premerger Notification and Report Form under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) on May 26, 2022 with respect to the pending acquisition of the Company's exclusive worldwide rights to brincidofovir, including TEMBEXA® and related assets. On June 27, 2022, Emergent, as the acquiring party, withdrew its May 26, 2022 filing, to provide the government with additional time for review, and resubmitted its HSR Act filing on or about June 29, 2022, commencing a new 30-day waiting period under the HSR Act. On July 29, 2022, the waiting period expired. This satisfies the closing condition related to the U.S. antitrust clearance of the Transaction. The Transaction remains subject to satisfaction of other closing conditions including the execution of the BARDA procurement contract and the approval of the pre-novation agreement between Chimerix and Emergent by BARDA.

Subject to the satisfaction or waiver of the closing conditions, the companies expect the transaction will close during the third quarter of 2022. We are currently in negotiation with BARDA on the terms of a TEMBEXA procurement contract. We will continue to lead this negotiation until its conclusion. We remain on track to deliver the expected TEMBEXA obligations associated with a potential procurement contract in the second half of 2022.

TEMBEXA Procurement Agreements

In late June 2022, we announced entering into TEMBEXA procurement agreements for the procurement of TEMBEXA treatment courses. One agreement was for approximately $25.3 million with Public Health Agency of Canada (PHAC) and an additional international contract was for $9.3 million.

On June 23, 2022, the Company entered into a Supply Agreement (the Supply Agreement) with a third party outside of North America (the Purchaser), pursuant to which the Company is responsible for supplying to the Purchaser, and the Purchaser is responsible for purchasing from the Company, TEMBEXA (brincidofovir) treatment courses for use outside of the United States.

Under the terms of the Supply Agreement, the Purchaser has agreed to pay the Company an aggregate purchase price of approximately $9.3 million, to be made in two equal installments. The first installment, payable upon execution of the Supply Agreement, was received in June 2022. Deliveries pursuant to the international contract were completed in July 2022, which completed the contract delivery obligations and resulted in the $4.7 million payment of the second installment of the purchase price in July 2022.

Additionally, on June 23, 2022, the Public Health Agency of Canada (PHAC) awarded a Contract (the PHAC Contract) to the Company, pursuant to which PHAC will purchase up to approximately CAD $33.0 million ($25.3 million) of TEMBEXA treatment courses for use in Canada. The term of the PHAC Contract continues until the deliveries of the TEMBEXA treatment courses under the PHAC Contract are complete. Substantially all of the procurement was delivered and accepted by PHAC in July 2022, resulting in approximately $23 million of revenue. References to “CAD” are to the Canadian dollar. The U.S. dollar equivalents listed above in this paragraph were calculated based on an exchange rate of CAD $1.00 to USD $0.7695 as of the close of business on June 23, 2022.

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

ONC201 - Phase 3 Study (ACTION)

The ACTION study is a randomized, double-blind, placebo-controlled, multicenter international study in newly diagnosed diffuse glioma patients whose tumor harbors an H3 K27M-mutation. Treatment with ONC201 will occur shortly after completion of radiation therapy. The study is designed to enroll 450 patients randomized 1:1:1 to receive ONC201 at one of two dosing frequencies or placebo. Activation of sites is expected to begin by year-end and continue into the first half of next year at up to 120 sites in North America, Europe and Asia Pacific. The first interim analysis is anticipated in early 2025 with final data in 2026.

Participants will be randomized to receive 625mg of ONC201 once per week, 625mg twice per week on two consecutive days, or placebo. The dose will be scaled by body weight for pediatric patients.

The primary endpoint of the study is overall survival (OS). The study will also evaluate progression free survival (PFS) with alpha control for both OS and PFS endpoints. OS will be assessed for efficacy at three alpha-allocated timepoints: two interim assessments by the Independent Data Monitoring Committee (IDMC) at 164 events and 246 events, respectively, and a final assessment at 327 events. The final PFS analysis will be performed after 286 events, with progression assessed using RANO HGG criteria by blinded independent central review (BICR). Secondary endpoints include corticosteroid response, performance status response, change from baseline in quality of life (QoL) assessments and change from baseline in neurologic function as assessed by the Neurologic Assessment in Neuro-Oncology (NANO) scale.

Participants in the study must have a Karnofsky or Lansky performance status, a measure of patients’ ability to perform ordinary tasks, of ≥70 at time of randomization. Key exclusion criteria are the presence of a primary spinal tumor, diffuse intrinsic pontine glioma, evidence of leptomeningeal spread of disease or cerebrospinal fluid dissemination. Stratification factors include age (<21 years, ≥21 years), and an assessment of risk factors including tumor location, tumor size, and number of tumors.

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

ONC206 and ONC212

ONC206 is a second generation imipridone, where pre-clinical models indicate potentially improved, anti-cancer activity relative to ONC201. ONC206 is currently being evaluated in Phase I dose escalation trials in partnership with the National Institutes of Health (NIH) and with the Pacific Pediatric Neuro-Oncology Consortium (PNOC). ONC206 is being considered for development in solid tumors, including potentially adrenal tumors, endometrial cancer and central nervous system (CNS) tumors.

ONC212, which targets GPR132 and ClpP, is in ongoing IND-enabling toxicology studies which are expected to be completed in Q4 2022 with a decision to enter clinical studies expected in the first half of 2023. ONC212 is being explored pre-clinically in hematological malignancies, including AML, in partnership with MD Anderson Cancer Center and in solid tumors, including pancreatic cancer, in partnership with Brown University. A $3.4 million grant awarded to Brown University supports completion of IND-enabling studies and a potential first-in-human clinical trial.

CMX521

Chimerix continues development of CMX521 as a potential prophylactic and treatment of SARS-CoV-2 (COVID-19) infection in collaboration with the Rapidly Emerging Antiviral Drug Development Initiative (READDI) at the University of North Carolina at Chapel Hill (UNC). READDI itself is a global public-private partnership founded at UNC by the UNC Eshelman School of Pharmacy, UNC School of Medicine, Gilling School of Global Public Health, Eshelman Institute for Innovation and the Structural Genomics Consortium. The pre-clinical collaboration is currently focused on determining the potential for CMX521 to be delivered orally (vs inhaled) to the pulmonary system.

Business Development Review

In addition to our prior business development transactions management is continuing to conduct a review and assessment of potential transaction opportunities with the goal of building our product candidate pipeline, including, but not limited to, licensing, merger or acquisition transactions, issuing or transferring shares of common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at maximizing stockholder value. There can be no assurance that this review will result in the identification or consummation of any additional transaction.

FINANCIAL OVERVIEW

Revenues

To date, we have generated modest, non-recurring revenue from product sales. Prior to 2022, all of our revenue to date has been derived from government grants and a contract and the receipt of up-front proceeds under our collaboration and license agreements.

TEMBEXA Procurement Agreements

On June 23, 2022, the Company entered into a Supply Agreement (Supply Agreement) with a third party outside of North America (Purchaser), pursuant to which the Company is responsible for supplying to the Purchaser, and the Purchaser is responsible for purchasing from the Company, TEMBEXA (brincidofovir) treatment courses for use outside of the United States. TEMBEXA is a medical countermeasure for smallpox approved by the U.S. Food and Drug Administration in June 2021.

Under the terms of the Supply Agreement, the Purchaser has agreed to pay the Company an aggregate purchase price of approximately $9.3 million, to be made in two equal installments. The first installment, payable upon execution of the Supply

Agreement, was received in June 2022. At June 30, 2022, the $4.6 million payment is recorded in deferred revenue on the Consolidated Balance Sheet. Deliveries pursuant to the international contract were completed in July 2022, which completed the contract delivery obligations and resulted in the $4.7 million payment of the second installment of the purchase price in July 2022.

Additionally, on June 23, 2022, the Public Health Agency of Canada (PHAC) awarded a Contract (PHAC Contract) to the Company, pursuant to which PHAC will purchase up to approximately CAD $33.0 million ($25.3 million) of TEMBEXA treatment courses for use in Canada. The term of the PHAC Contract continues until the deliveries of the TEMBEXA treatment courses under the PHAC Contract are complete. Substantially all of the procurement was delivered and accepted by PHAC in July 2022, completing the performance obligation for those shipments and resulting in approximately $23 million of revenue. References to “CAD” are to the Canadian dollar. The U.S. dollar equivalents listed above in this paragraph were calculated based on an exchange rate of CAD $1.00 to USD $0.7695 as of the close of business on June 23, 2022.

BARDA

In February 2011, we entered into a contract with BARDA, a U.S. governmental agency that supports the advanced research and development, manufacturing, acquisition, and stockpiling of medical countermeasures. The contract was a cost-plus fixed fee development contract. Under the contract we received $72.5 million in expense reimbursement and $4.6 million in fees, which ended on September 1, 2021 and the contract expired in accordance with its terms. Under the BARDA contract, we recognized revenue of $0.3 million and $1.5 million during the three and six months ended June 30, 2021.

SymBio

In September 2019, we entered into a license agreement with SymBio for worldwide rights to develop, manufacture and commercialize TEMBEXA in all human indications, excluding the use for treatment of orthopoxviruses, including smallpox. In exchange for the license to SymBio for our TEMBEXA rights, we received an upfront payment of $5.0 million in October 2019. In connection with the sale of TEMBEXA worldwide rights to Emergent, our rights and obligations under the SymBio license agreement will be assumed by Emergent. We could receive up to $12.5 million from Emergent in brincidofovir regulatory milestones related to the SymBio license agreement and will recognize revenue should any of the milestones be achieved.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct research and development expenses	$10,981	$6,608	$22,325	$11,873
Research and development personnel costs - excluding stock-based compensation	4,695	4,628	10,023	9,090
Research and development personnel costs - stock-based compensation	1,827	1,765	3,730	3,142
Indirect research and development expenses	544	797	1,009	1,555
Total research and development expenses	$18,047	$13,798	$37,087	$25,660

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

TEMBEXA (Brincidofovir, BCV)

We developed TEMBEXA for the treatment of smallpox. FDA marketing approval for TEMBEXA was received on June 4, 2021. Under our cost-plus-fixed fee BARDA contract, we incurred expenses in connection with the development of orthopoxvirus animal models, the demonstration of efficacy and pharmacokinetics of TEMBEXA in the animal models, the conduct of clinical studies for subjects with DNA viral infections, the manufacture and process validation of bulk drug substance and TEMBEXA 100 mg tablets and TEMBEXA 10 mg/mL oral suspension, and submission of the NDAs to the FDA. In addition, we have incurred additional supportive costs for the development of TEMBEXA for smallpox that we did not seek reimbursement for from BARDA. We have incurred costs related to the manufacturing of TEMBEXA for a possible procurement contract. These costs were expensed as incurred until the June 2021 FDA approval. Following the approval, costs related to the manufacturing of TEMBEXA are recorded and shown as inventories on the Consolidated Balance Sheets.

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

Dociparstat sodium (DSTAT)

With the decision to stop development of DSTAT, we are currently in the process of closing our Phase 3 DASH AML trial. Due to the decision to terminate the program we have recorded $4.5 million of contract close-out accruals. We expect the close-out activities related to this program to extend through mid-2023 as we continue treatment for enrolled patients on the trial and begin to close down clinical trial sites.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $3.6 million and $1.8 million was recognized in the three months ended June 30, 2022 and 2021, respectively, and $3.7 million and $3.1 million was recognized in the six months ended June 30, 2022 and 2021, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. There have been no material changes during the six months ended June 30, 2022 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and June 30, 2021, together with the changes in those items (in thousands except percentages):

	Six Months Ended June 30,		Dollar Change	% Change
	2022	2021	Increase/(Decrease)
Revenues:
Contract and grant revenue	$—	$1,823	$(1,823)	(100.0)%
Licensing revenue	455	3	452	15,066.7%
Total revenues	455	1,826	(1,371)	(75.1)%
Cost of goods sold	114	—	114	*
Gross Profit	341	1,826	(1,485)	(81.3)%
Operating expenses:
Research and development	37,087	25,660	11,427	44.5%
General and administrative	11,472	8,544	2,928	34.3%
Acquired in-process research and development	—	82,890	(82,890)	(100.0)%
Total operating expenses	48,559	117,094	(68,535)	(58.5)%
Loss from operations	(48,218)	(115,268)	67,050	(58.2)%
Other (loss) income:
Interest income and other, net	(17)	90	(107)	(118.9)%
Net loss	$(48,235)	$(115,178)	$66,943	(58.1)%

*Not meaningful or not calculable

Contract and Licensing Revenue

For the six months ended June 30, 2022, total contract and licensing revenue decreased to $0.5 million compared to $1.8 million for the six months ended June 30, 2021. The decrease of $1.4 million primarily related to the conclusion of our development contract with BARDA.

Cost of Goods Sold

For the six months ended June 30, 2022, cost of goods sold was $0.1 million and for the six months ended June 30, 2021 we did not record any cost of goods sold. The increase of $0.1 million is attributable to the write-off of inventory deemed nonsalable.

Research and Development Expenses

For the six months ended June 30, 2022, our research and development expenses increased to $37.1 million compared to $25.7 million for the six months ended June 30, 2021. The increase of $11.4 million primarily related to the following:

•an increase of $12.6 million primarily related to ONC201 research and development expenses, clinical pharmacology trials and start-up expenses related to the Phase 3 study of ONC201 (ACTION) in patients who harbor the H3 K27M-mutation and $2.0 million related to the manufacture of drug substance and drug product; and
•an increase of $1.7 million in compensation expenses, of which $0.6 million relates to non-cash compensation to support development of our current pipeline; offset by
•a decrease of $2.0 million in brincidofovir development expenses; and
•a decrease of $0.8 million in operational and legal fees.

General and Administrative Expenses

For the six months ended June 30, 2022, our general and administrative expenses increased to $11.5 million compared to $8.5 million for the six months ended June 30, 2021. The increase of $2.9 million primarily related to the following:

•an increase of $1.3 million in compensation, of which $1.0 million relates to non-cash stock compensation and
•an increase of $1.6 million in legal and other operational expenses.

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

Interest Income and Other, Net

For the six months ended June 30, 2022, our interest income and other, net decreased to expense of $17,000 compared to income of $0.1 million for the six months ended June 30, 2021. This decrease is attributable to amortization of deferred loan costs and investment premium balances offsetting interest earned.

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and June 30, 2021, together with the changes in those items (in thousands, except percentages):

	Three Months Ended June 30,		Dollar Change	% Change
	2022	2021	Increase/(Decrease)
Revenues:
Contract and grant revenue	$—	$390	$(390)	(100.0)%
Licensing revenue	440	1	439	43,900.0%
Total revenues	440	391	49	12.5%
Operating expenses:
Research and development	18,047	13,798	4,249	30.8%
General and administrative	5,840	4,408	1,432	32.5%
Total operating expenses	23,887	18,206	5,681	31.2%
Loss from operations	(23,447)	(17,815)	(5,632)	31.6%
Other (loss) income:
Interest income and other, net	(21)	52	(73)	(140.4)%
Net loss	$(23,468)	$(17,763)	$(5,705)	32.1%

Contract and Licensing Revenue

For the three months ended June 30, 2022 and June 30, 2021, total contract and licensing revenue was $0.4 million.

Research and Development Expenses

For the three months ended June 30, 2022, our research and development expenses increased to $18.0 million compared to $13.8 million for the three months ended June 30, 2021. The increase of $4.2 million primarily related to the following:

•an increase of $4.8 million in research and development expenses, of which $3.8 million primarily related to start-up expenses in conjunction with our planned Phase 3 study of ONC201 (ACTION) in patients who harbor the H3

K27M-mutation and safety database finalization. An additional $1.0 million related to the manufacture of ONC201 drug substance and drug product and the conduct of animal studies; and
•an increase of $0.3 million in compensation expenses; offset by
•a decrease of $0.9 million in brincidofovir development expenses following the approval of TEMBEXA in June 2021.

General and Administrative Expenses

For the three months ended June 30, 2022, our general and administrative expenses increased to $5.8 million compared to $4.4 million for the three months ended June 30, 2021. The increase of $1.4 million primarily related to the following:

•an increase of $0.8 million in legal and other operational expenses; and
•an increase of $0.6 million in compensation expenses, of which $0.4 million related to non-cash stock compensation expense.

Interest Income and Other, Net

For the three months ended June 30, 2022, our interest income and other, net decreased to a loss of $21,000 compared to income of $52,000 for the three months ended June 30, 2021. This decrease is primarily attributable to loan fee amortization offsetting interest earned.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, we had capital available to fund operations of approximately $42.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of June 30, 2022, we had an accumulated deficit of $933.8 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. Sales of our common stock made pursuant to the Jefferies Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 (File No. 333-244146), which was declared effective by the SEC on August 17, 2020. As of June 30, 2022, we have not sold any shares of our common stock under the Jefferies Sales Agreement.

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

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC (the 2021 Shelf Registration Statement), which became effective upon filing, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. However, since we no longer qualify as a well-known seasoned issuer, on March 1, 2022, we filed two post-effective amendments to the 2021 Shelf Registration Statement to convert it to a non-automatic shelf registration statement that we are eligible to use. The amendment to the 2021 Shelf Registration Statement to convert to a non-automatic shelf registration was declared effective by the SEC on May 2, 2022 and enables us to offer for sale, from time to time, in one or more offerings, up to $250 million in the aggregate, of common stock, preferred stock, debt securities, warrants, rights and/or units. The 2021 Shelf Registration Statement will remain in effect for up to three years from the date it initially became effective. As of June 30, 2022, no sales have been made under the 2021 Shelf Registration Statement.

On January 31, 2022, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank. The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. We have no obligation to draw down any amount under the Credit Facility, and have not drawn down any amount as of June 30, 2022.

On May 15, 2022, we entered into an agreement to sell TEMBEXA to Emergent for $225 million upfront plus future milestones and royalty payments. The $225 million upfront payment is subject to adjustments based on the final executed procurement agreement between BARDA and the Company. Subject to the satisfaction or waiver of the closing conditions, including anti-trust clearance in the United States and the finalization of the TEMBEXA procurement contract with BARDA, we expect this transaction will close during the third quarter of 2022.

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

We believe that our expected cash flow from sale of TEMBEXA to Emergent, existing cash, cash equivalents, and investments will enable us to fund our current operating expenses and capital requirements for at least the next 12 months. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.

Cash Flows

The following table sets forth the significant sources and uses of cash for the period (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash sources and uses:
Net cash used in operating activities	$(34,007)	$(50,619)
Net cash provided by (used in) investing activities	60,167	(82,745)
Net cash (used in) provided by financing activities	(13,471)	111,820
Net increase (decrease) in cash and cash equivalents	$12,689	$(21,544)

The table above sets forth the net decrease or increase in cash and cash equivalents alone and not the change in our total capital available to fund operations, which also includes short-term and long-term investments. Cash and cash equivalents includes cash on hand and securities with original maturities of 90 days or less.

Operating Activities

Net cash used in operating activities of $34.0 million for the six months ended June 30, 2022 was primarily the result of our $48.2 million net loss, partially offset by the change in operating assets and liabilities and the add-back of non-cash adjustments. The change in operating assets and liabilities includes an increase of $7.1 million in accounts payable and accrued liabilities and a decrease in prepaid expenses and other assets of $0.9 million, offset by an increase in inventories of $1.4 million. Non-cash expenses included add-backs of $7.3 million for share-based compensation, $0.1 million of amortization of deferred loan costs and $0.1 million of amortization of discount/premium on investments. Net cash used in operating activities of $50.6 million for the six months ended June 30, 2021 was primarily the result of our $115.2 million net loss, partially offset by the change in operating assets and liabilities and the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase of $2.1 million in accounts payable and accrued liabilities and a decrease in accounts receivable of $0.3 million, partially offset by an increase in prepaid expenses and other assets of $1.8 million. Non-cash expenses included add-backs of $43.4 million for the fair value of common stock issued in relation to the Oncoceutics acquisition, $14.0 million for the note payable due on the one-year anniversary of the Oncoceutics acquisition, $5.7 million for share-based compensation, $0.1 million of depreciation of property and equipment and $0.4 million of amortization of discount/premium on investments.

Investing Activities

Net cash provided by investing activities of $60.2 million for the six months ended June 30, 2022 was primarily the result of the maturity of $57.7 million in short-term investments and the sale of $7.7 million in short-term investments, partially offset by the purchase of $5.3 million in short-term investments. Net cash used in investing activities of $82.7 million for the six months ended June 30, 2021 was primarily the result of the purchase of $100.9 million in short-term investments and the purchase of

$7.6 million in long-term investments, partially offset by the maturity of $23.9 million in short-term investments and the sale of $2.0 million in short-term investments.

Financing Activities

Net cash used by financing activities of $13.5 million for the six months ended June 30, 2022 was primarily the result of the $14.0 million payment of the note payable related to the Oncoceutics acquisition and the payment of $0.1 million of debt issuance costs, partially offset by $0.7 million in proceeds from the exercise of stock options and stock purchases through our ESPP. Net cash provided by financing activities of $111.8 million for the six months ended June 30, 2021 was primarily the result of $107.8 million in proceeds from the issuance of common stock and $4.0 million in proceeds from the exercise of stock options and stock purchases through our ESPP.

MATERIAL CASH REQUIREMENTS

The discussion below summarizes our significant contractual obligations and commitments as of June 30, 2022.

Leases. See Note 3 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information, including the future operating lease minimum payments.

Scientific Protein Laboratories LLC (SPL) Supply Purchase Obligation. Per a supply agreement with SPL, we are required to purchase an additional $2.4 million of DSTAT active pharmaceutical ingredient by December 31, 2023, unless this contract is terminated earlier commensurate with its termination provisions.

In addition to the amounts set forth above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved, and we are obligated to pay royalties based on future product sales. As of June 30, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. In connection with the development and commercialization of ONC201 and ONC206, in addition to royalties on product sales, we could be required to pay former Oncoceutics securityholders up to an aggregate of $340.0 million in remaining milestone payments, assuming the achievement of all remaining applicable milestone events under the merger agreement.
Additionally, we enter into contracts in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes, which generally provide for termination or cancellation within 30 days of notice. We also have agreements with our executive officers that require the funding of specific payments, if certain events occur, such as a change in control or the termination of employment without cause.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and six months ended June 30, 2022 or June 30, 2021.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2022, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The completion of the sale of our TEMBEXA program and related assets to Emergent is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the sale of our TEMBEXA program and related assets could have material adverse effects on our business. In addition, even if completed, the anticipated benefits may not be realized fully or at all or may take longer to realize than expected.

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

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on commercializing TEMBEXA for the treatment of smallpox, and developing ONC201 for the treatment of H3 K27M-mutant glioma. We have incurred significant net losses in each year since our inception, including net losses of $48.2 million and $115.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of approximately $933.8 million.

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

•reaching agreement with BARDA for the procurement of TEMBEXA on financial terms consistent with management’s expectations, or at all;

•obtaining favorable results for and advancing development of imipridones, including ONC201 for the treatment of H3 K27M-mutant glioma, and other potential indications;
•obtaining United States regulatory approval for ONC201 and other pipeline assets;
•obtaining foreign regulatory approval(s) for TEMBEXA, ONC201 and other pipeline assets;
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

We routinely evaluate external assets to build our pipeline of product candidates and there can be no assurance that we will be successful in identifying or completing a transaction for a candidate, that any such transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.*

In early 2019, we initiated a review of external assets that could be added to our pipeline of product candidates. In January 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, including ONC201. In connection with this transaction, we are responsible for, and bear the future costs of, development and commercialization of the acquired compounds. These costs will be substantial, and we may require additional capital in order to pursue the development and commercialization of these compounds as planned. Moreover, the anticipated benefits of these transactions may never be realized due to the various risks and uncertainties associated with drug development detailed elsewhere in the risk factors. For example, in July 2019, we entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which we acquired exclusive worldwide rights to develop and commercialize

DSTAT for any and all uses, but in May 2022 we decided to discontinue the development of DSTAT and the License and Development Agreement was subsequently terminated.

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

We have only received regulatory approval for TEMBEXA, and all our other product candidates are still under clinical development and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. Our most advanced product candidate is ONC201, which we are developing for the treatment of H3 K27M-mutant glioma. During the second half of 2022, as we work towards a potential accelerated approval for ONC201, we also plan to initiate a Phase 3 clinical study of ONC201, either of which could form the basis of regulatory approval.

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

In particular, based on discussions with the FDA, we plan to integrate data from ongoing ONC201 trials into a registration cohort with the potential for an NDA submission seeking accelerated approval of ONC201 in the United States. Recently, the FDA has announced that the agency’s Oncology Center of Excellence reassessed the marketing authorizations for several oncology medicines that received accelerated approvals where their confirmatory clinical trials did not demonstrate clinical benefit. Changes in FDA policy with respect to granting accelerated approval may make it more difficult for us to apply for or obtain accelerated approval based on data from ongoing trials of our clinical candidates, including ONC201. It is also possible that confirmatory clinical trials may not demonstrate clinical benefit.

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

For ONC201, a standard of care diagnostic test is used to identify patients with H3 K27M-mutant glioma. FDA may require approval of a companion diagnostic in connection with an approval of ONC201 NDA. We intend to rely on third-parties for development of companion diagnostics for commercialization of ONC201, if required. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Any failure by a third party to obtain FDA clearance or approval for an H3 K27M mutation diagnostic test may impair our ability to meet FDA requirements for ONC201 and subsequently jeopardize or delay a potential marketing authorization.

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

In July 2022, we recognized revenue related to two international procurement agreements for TEMBEXA. There can be no guarantee of entry into future procurement agreements.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to sustainably generate revenue.*

We currently do not have an organization for the sales and distribution of pharmaceutical products. The cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved we must establish our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our product candidates.

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

The RFP indicates that BARDA intends to contract with the Company to procure up to 1.7 million treatment courses of a smallpox antiviral. The RFP also requires the Company to perform certain activities to be supported by BARDA, including, but not limited to the execution of a randomized clinical trial in the event of an outbreak, and certain cGMP manufacturing activities. The final terms of any contract awarded under the RFP will be subject to negotiations between BARDA and the Company, including, but not limited to, provisions concerning costs, fees, manufacturing schedules, timing of deliverables, duration and termination. The Company submitted a proposal for a sole source contract to BARDA prior to the submission deadline for the RFP.

Furthermore, while we are currently in negotiation with BARDA on the terms of a TEMBEXA procurement contract, there can be no assurance that we would reach agreement with BARDA on favorable terms, or at all, related to the manufacture and delivery of TEMBEXA to the SNS. Among the material terms to be negotiated and agreed to are: price, volume, and payment and delivery schedules.

Unfavorable provisions in government contracts, including any contract with BARDA, may harm our business, financial condition and operating results.*

United States government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. For example, under any contract with BARDA, the U.S. government has the power to unilaterally:

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
•cancel, terminate or suspend any BARDA contract based on violations or suspected violations of laws or regulations;
•terminate any BARDA contract in whole or in part for the convenience of the government for any reason or no reason, including if funds become unavailable to the applicable governmental agency;
•reduce the scope and value of any BARDA contract;
•decline to exercise an option to continue any BARDA contract;
•direct the course of a development program in a manner not chosen by the government contractor;
•require us to perform the option segments even if doing so may cause us to forego or delay the pursuit of other opportunities with greater commercial potential;
•take actions that result in a longer development timeline than expected; and
•change certain terms and conditions in any BARDA contract.

The U.S. government also has the right to terminate any BARDA contract if termination is in the government’s interest, or if we default by failing to perform in accordance with the milestones set forth in the contract. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed (plus a portion of the agreed fee) and settlement expenses on the work completed prior to termination. Except for the amount of services received by the government, termination-for-default provisions do not permit recovery of fees.

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

Our business is subject to audit by the U.S. government, including any contract with BARDA, and a negative audit could adversely affect our business.*

United States government agencies, such as the DHHS, routinely audit and investigate government contractors and recipients of federal grants, including any contract with BARDA. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

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

Agreements with government agencies may lead to claims against us under the Federal False Claims Act, and these claims could result in substantial fines and other penalties.*

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Any BARDA contract is subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the False Claims Act. The False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false record or statement material to a false or fraudulent claim paid or approved by the government. Under the False Claims Act’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the U.S. government has increased due in part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The False Claims Act provides for treble damages and significant civil monetary penalties per false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

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

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of our product candidates, which could cause significant delays or an inability to successfully commercialize them, which could materially harm our business. Patient demand for ONC201 outside of our clinical trial could impair the conduct or delay the completion of our controlled clinical trials. We may also need to restructure or pause ongoing compassionate use and/or expanded access programs in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of our product candidates, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. As of June 30, 2022, approximately 83.9% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

The completion of the sale of our TEMBEXA program and related assets is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Asset Sale (as defined below) could have material adverse effects on our business. In addition, even if the Asset Sale is completed, the anticipated benefits of the Asset Sale may not be realized fully or at all or may take longer to realize than expected.*

On May 15, 2022, we entered into the Asset Purchase Agreement (the Purchase Agreement) with Emergent BioSolutions Inc. (Emergent) and expect the sale of our TEMBEXA program and related assets (the Asset Sale) to close in mid-2022. The completion of the Asset Sale is subject to a number of conditions, including, among other things, the execution of the sole source contract with BARDA and the expiration or termination of any waiting periods applicable to the consummation of the Asset Sale under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which make the completion and timing of the Asset Sale uncertain.

Emergent and the Company both filed a Premerger Notification and Report Form under the HSR Act on May 26, 2022 with respect to the pending acquisition. On June 27, 2022, Emergent, as the acquiring party, withdrew its May 26, 2022 filing, to provide the government with additional time for review, and resubmitted its HSR Act filing on or about June 29, 2022, commencing a new 30-day waiting period under the HSR Act. Following such refiling, the waiting period applicable to the pending transaction will expire at 11:59 p.m., Eastern Time, on or about July 29, 2022.

While the parties continue to work with the government to conclude the government’s HSR review of the pending transaction as expeditiously as possible, there can be no assurance that the conditions to the completion of the Asset Sale will be satisfied or waived, that the Asset Sale will be completed, or that the Asset Sale will be consummated as contemplated by the Purchase Agreement. If the Asset Sale is not consummated within the expected time frame or at all, we may be materially adversely affected as a company, including that the price of our common stock may decline to the extent that current market prices reflect a market assumption that the Asset Sale will be completed and that we will have incurred significant costs in connection with the Asset Sale, without having realized the benefits of the Asset Sale.

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
•developments regarding the sale of our TEMBEXA program and related assets to Emergent;
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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of June 30, 2022, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 44.4% of our voting stock.

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

We are continuing to review additional potential transactions to add to our pipeline of product candidates, and these transactions could involve the issuance of additional shares of common stock or other equity securities. For example, on January 7, 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, including ONC201. As part of the consideration for the acquisition, we paid an upfront cash payment of approximately $25.0 million and issued an aggregate of 8,723,769 shares of our common stock.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

10.1*+(3)	Asset Purchase Agreement, dated May 15, 2022, by and between the Registrant and Emergent BioSolutions Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

(3)Incorporated by reference to exhibit 2.1 in Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on May 8, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

August 8, 2022	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2022	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Business and Financial Officer
(Principal Financial Officer)