Form 10-Q
period 2022-09-30
CHIMERIX INC
filed 2022-11-03
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 88,045,127.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$274,261	$15,397
Short-term investments, available-for-sale	10,369	72,970
Accounts receivable	468	—
Inventories	—	2,760
Prepaid expenses and other current assets	6,022	4,678
Total current assets	291,120	95,805
Long-term investments	—	2,022
Property and equipment, net of accumulated depreciation	252	253
Operating lease right-of-use assets	2,078	2,404
Other long-term assets	430	56
Total assets	$293,880	$100,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,282	$2,788
Accrued liabilities	14,428	13,108
Note payable	—	14,000
Total current liabilities	17,710	29,896
Loan fees	250	—
Lease-related obligations	1,968	2,392
Total liabilities	19,928	32,288

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 88,045,127 and 86,884,266 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	88	87
Additional paid-in capital	966,370	953,782
Accumulated other comprehensive loss, net	(37)	(21)
Accumulated deficit	(692,469)	(885,596)
Total stockholders’ equity	273,952	68,252
Total liabilities and stockholders’ equity	$293,880	$100,540

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Procurement revenue	$31,971	$—	$31,971	$—
Contract and grant revenue	503	105	503	$1,928
Licensing revenue	81	2	536	5
Total revenues	32,555	107	33,010	1,933
Cost of goods sold	333	—	447	—
Gross profit	32,222	107	32,563	1,933
Operating expenses:
Research and development	15,263	13,820	52,350	39,480
General and administrative	5,313	4,887	16,785	13,431
Acquired in-process research and development	—	—	—	82,890
Total operating expenses	20,576	18,707	69,135	135,801
Income (loss) from operations	11,646	(18,600)	(36,572)	(133,868)
Other income (loss):
Interest income and other, net	199	40	182	130
Gain on sale of business, net	229,670	—	229,670	—
Income (loss) before income taxes	241,515	(18,560)	193,280	(133,738)
Income tax expense	153	—	153	—
Net income (loss)	241,362	(18,560)	193,127	(133,738)
Other comprehensive income (loss):
Unrealized gain (loss) on debt investments, net	31	11	(16)	—
Comprehensive income (loss)	$241,393	$(18,549)	$193,111	$(133,738)
Per share information:
Net income (loss), basic	$2.75	$(0.21)	$2.21	$(1.59)
Net income (loss), diluted	$2.75	$(0.21)	$2.17	$(1.59)

Weighted-average shares outstanding, basic	87,634,888	86,335,357	87,388,624	84,277,555
Weighted-average shares outstanding, diluted	87,814,330	86,335,357	89,070,831	84,277,555

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2021	86,884,266	$87	$953,782	$(21)	$(885,596)	$68,252
Share-based compensation	—	—	3,708	—	—	3,708
Exercise of stock options	34,406	—	102	—	—	102
Employee stock purchase plan purchases	383,981	—	555	—	—	555
RSU stock issuance	133,527	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(24,767)	(24,767)
Total comprehensive loss						(24,819)
Balance, March 31, 2022	87,436,180	$87	$958,147	$(73)	$(910,363)	$47,798
Share-based compensation	—	—	3,593	—	—	3,593
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	5	—	5
Net loss	—	—	—		(23,468)	(23,468)
Total comprehensive loss						(23,463)
Balance, June 30, 2022	87,436,180	$87	$961,740	$(68)	$(933,831)	$27,928
Share-based compensation	—	—	3,819	—	—	3,819
Exercise of stock options	236,673	1	506	—	—	507
Employee stock purchase plan purchases	151,274	—	305	—	—	305
RSU stock issuance	221,000	—	—	—	—	—
Comprehensive income (loss):
Unrealized gain on investments, net	—	—	—	31	—	31
Net income	—	—	—	—	241,362	241,362
Total comprehensive income						241,393
Balance, September 30, 2022	88,045,127	$88	$966,370	$(37)	$(692,469)	$273,952

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	62,816,039	$63	$785,673	$—	$(712,360)	$73,376
Share-based compensation	—	—	2,584	—	—	2,584
Exercise of stock options	710,132	1	3,529	—	—	3,530
Employee stock purchase plan purchases	259,837	—	330	—	—	330
RSU stock issuance	168,752	—	—	—	—	—
Issuance of common stock related to asset acquisition	8,723,769	9	43,436	—	—	43,445
Issuance of common stock, net of issuance costs of $7.2 million	13,529,750	13	107,829	—	—	107,842
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(97,415)	(97,415)
Total comprehensive loss						(97,458)
Balance, March 31, 2021	86,208,279	$86	$943,381	$(43)	$(809,775)	$133,649
Share-based compensation	—	—	3,112	—	—	3,112
Exercise of stock options	41,465	—	119	—	—	119
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	32	—	32
Net loss	—	—	—	—	(17,763)	(17,763)
Total comprehensive loss						(17,731)
Balance, June 30, 2021	86,249,744	$86	$946,612	$(11)	$(827,538)	$119,149
Share-based compensation	—	—	3,431	—	—	3,431
Exercise of stock options	74,588	—	130	—	—	130
Employee stock purchase plan purchases	283,094	1	424	—	—	425
RSU stock issuance	241,000	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	11	—	11
Net loss	—	—	—	—	(18,560)	(18,560)
Total comprehensive loss						(18,549)
Balance, September 30, 2021	86,848,426	$87	$950,597	$—	$(846,098)	$104,586

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$193,127	$(133,738)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	73	143
Amortization of debt issuance costs	166	—
Amortization of discount/premium on investments	83	648
Share-based compensation	11,120	9,127
Fair value of common stock issued related to asset acquisition	—	43,445
Note payable related to asset acquisition	—	14,000
Gain on sale of TEMBEXA	(229,670)	—
Gain on sale of investments	(1)	(2)
Lease-related amortization	28	314
Changes in operating assets and liabilities:
Accounts receivable	(468)	288
Inventories	(2,467)	(1,595)
Prepaid expenses and other assets	(1,687)	(2,005)
Accounts payable, accrued liabilities and deferred revenue	2,817	3,468
Net cash used in operating activities	(26,879)	(65,907)

Cash flows from investing activities:
Purchases of property and equipment	(72)	(193)
Purchases of short-term investments	(11,310)	(105,355)
Purchases of long-term investments	—	(9,594)
Proceeds from sales of short-term investments	7,699	2,007
Proceeds from maturities of short-term investments	68,135	45,850
Proceeds from sale of TEMBEXA	233,984	—
Net cash provided by (used in) investing activities	298,436	(67,285)

Cash flows from financing activities:
Proceeds from exercise of stock options	608	3,780
Proceeds from employee stock purchase plan	860	754
Proceeds from issuance of common stock, net of commissions	—	107,843
Payments of debt issuance costs	(161)	—
Payment of note payable related to asset acquisition	(14,000)	—
Net cash (used in) provided by financing activities	(12,693)	112,377
Net increase (decrease) in cash and cash equivalents	258,864	(20,815)
Cash and cash equivalents:
Beginning of period	15,397	46,989
End of period	$274,261	$26,174

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

At September 30, 2022 and December 31, 2021, the Company had cash equivalents including money market funds and short-term investments, including U.S. Treasury securities, whose value is based on quoted market prices. At December 31, 2021, the

Company had long-term investments, including U.S. Treasury securities, whose value is based on quoted market prices. Accordingly, these securities are classified as Level 1.

At September 30, 2022, the Company had cash equivalents including commercial paper and short-term investments including commercial paper and corporate bonds and at December 31, 2021, the Company had short-term investments including U.S. Treasury securities, commercial paper and corporate bonds. As quoted prices are not available for these securities, they are valued using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Accordingly, these securities are classified as Level 2.

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company's investments, please refer to Note 2, “Investments.”

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	September 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$247,976	$247,976	$—	$—
Commercial paper	16,631	—	16,631	—
Total cash equivalents	264,607	247,976	16,631	—
Short-term investments
U.S. treasury securities	1,989	1,989	—	—
Commercial paper	7,038	—	7,038	—
Corporate bonds	1,342	—	1,342	—
Total short-term investments	10,369	1,989	8,380	—
Total assets	$274,976	$249,965	$25,011	$—

	Fair Value Measurements
	December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,841	$11,841	$—	$—
Total cash equivalents	11,841	11,841	—	—
Short-term investments
U.S. treasury securities	7,517	2,523	4,994	—
Commercial paper	34,887	—	34,887	—
Corporate bonds	30,566	—	30,566	—
Total short-term investments	72,970	2,523	70,447	—
Long-term investments
U.S. treasury securities	2,022	2,022	—	—
Total long-term investments	2,022	2,022	—	—
Total assets	$86,833	$16,386	$70,447	$—

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

On May 15, 2022, we entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with an affiliate of Emergent BioSolutions Inc. (Emergent) for the sale of our exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale). On September 26, 2022, we closed the Asset Sale with Emergent.

Prior to the sale of TEMBEXA to an affiliate of Emergent, the Company’s inventory consisted of TEMBEXA, which was being manufactured for the treatment of smallpox for potential delivery to the Strategic National Stockpile (SNS) for the U.S. government and to other government agencies. TEMBEXA was approved by the FDA on June 4, 2021, at which time the Company began to capitalize inventory costs associated with TEMBEXA. Prior to FDA approval of TEMBEXA, all costs related to the manufacturing of TEMBEXA were charged to research and development expense in the period incurred as there was no alternative future use.

The Company valued its inventories at the lower of cost or estimated net realizable value. The Company determined the cost of its inventories, which included amounts related to materials, manufacturing costs, shipping and handling costs on a first-in, first-out (FIFO) basis. Work-in-process included all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods included packaged and labelled products. Title to all inventory was transferred to Emergent upon the close of the Asset Sale (as defined below).

Employee Retention Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, the Company is eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $2.0 million employee retention credit during the three and nine months ended September 30, 2022 related to labor costs recognized during 2020 and 2021, which is recorded in prepaid expenses and other current assets. For the three and nine months ended September 30, 2022, $1.5 million is recorded as a reduction to research and development expenses and $0.5 million is recorded as a reduction to general and administrative expenses. The Company has filed for refunds of the employee retention credits and as of the date of this Quarterly Report on Form 10-Q, it has not received any refunds and cannot reasonably estimate when it will receive any or all of the refunds.

Deferred Loan Costs

On January 31, 2022 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), by and between the Company, as borrower, and Silicon Valley Bank, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. The Company has no obligation to draw down any amount under the Credit Facility, and has not drawn down any amount as of September 30, 2022.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) 1.50% above the Prime Rate (as defined below) and (ii) 4.75%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “prime rate”. If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Loan Agreement. The Company must also pay an unused line fee equal to 0.25% per annum on the unused portion of the Credit Facility, payable quarterly in arrears. Upon the termination of the Loan Agreement for any reason prior to the Maturity Date, the Company will be required to pay to the Lender an early termination fee of $0.5 million. The Loan Agreement also requires the Company to pay the Lender a non-refundable commitment fee of $0.5 million, payable in four equal installments beginning on the Effective Date and each anniversary of the Effective Date thereafter until January 31, 2025. As of September 30, 2022, the Company has recorded current deferred loan costs of $0.1 million in prepaid expenses and other current assets and non-current deferred loan costs of $0.3 million in other long-term assets on the Consolidated Balance Sheets. As of September 30, 2022, the Company has recorded a current loan fee liability of $0.2 million in accrued liabilities and a non-current loan fee liability of $0.3 million in loan fees on the Consolidated Balance Sheets.

In September 2022, in connection with the Asset Sale, Silicon Valley Bank and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development expenses	$6,642	$4,642
Accrued compensation	4,791	5,491
Other accrued liabilities	2,995	2,975
Total accrued liabilities	$14,428	$13,108

Revenue Recognition

Policy

The Company’s revenues generally consist of (i) procurement revenue - revenue related to sales of TEMBEXA prior to the Asset Sale (ii) contract and grant revenue - revenue generated under federal and private foundation grants and contracts, and (iii) collaboration and licensing revenue - revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements. Revenue is recognized in accordance with the criteria outlined in Accounting Standards Codification (ASC) 606 issued by the Financial Accounting Standards Board (FASB). Following this accounting pronouncement, a five-step approach is applied for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

TEMBEXA Procurement Agreements

In June 2022, the Company entered into the Supply Agreement and the PHAC Contract (as defined in Note 6 below), pursuant to which the Company was responsible for supplying TEMBEXA (brincidofovir) treatment courses for use outside of the United States. There are no material performance obligations outside of delivery in the agreements, therefore revenue related to these procurement agreements was recognized when the delivery performance obligation was satisfied. Revenue was recognized based on price per treatment course as outlined in the agreements. For the three and nine months ended September 30, 2022, the Company recognized $32.0 million of procurement revenue related to these agreements.

Biomedical Advanced Research and Development Authority (BARDA)

In August 2022, the Company entered into the BARDA Agreement (as defined in Note 6 below), to deliver up to 1.7 million treatment courses of tablets and suspension formulations of TEMBEXA to the U.S. Government. On September 26, 2022, the Company sold TEMBEXA to Emergent in the Asset Sale.

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

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At September 30, 2022, the Company has a deferred revenue balance of $0.2 million related to these grants. For the three and nine months ended September 30, 2022, the Company recognized $0.5 million of grant revenue and for the three and nine months ended September 30, 2021, the Company recognized $18,000 and $0.4 million of grant revenue related to these grants, respectively.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2022, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. For the three and nine months ended September 30, 2022, the diluted per-share computations reflect the number of additional common stock outstanding that would have been outstanding if the potentially dilutive common stock had been issued. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and nine months ended September 30, 2021.

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

Note 2. Investments

The following tables summarize the Company’s debt investments (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$1,347	$—	$(5)	$1,342
U.S. treasury securities	2,008	—	(19)	1,989
Commercial paper	7,049	—	(11)	7,038
Total investments	$10,404	$—	$(35)	$10,369

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,571	$2	$(7)	$30,566
Commercial paper	34,890	2	(5)	34,887
U.S. treasury securities	9,552	—	(13)	9,539
Total investments	$75,013	$4	$(25)	$74,992

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	September 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,342	$(5)	$—	$—	$1,342	$(5)
Commercial paper	4,807	(11)	—	—	4,807	(11)
U.S. treasury securities	1,989	(19)	—	—	1,989	(19)
Total	$8,138	$(35)	$—	$—	$8,138	$(35)
Number of securities with unrealized losses		5		—		5

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$28,362	$(7)	$—	$—	$28,362	$(7)
Commercial paper	8,991	(5)	—	—	8,991	(5)
U.S. treasury securities	$9,539	$(13)	$—	$—	$9,539	$(13)
Total	$46,892	$(25)	$—	$—	$46,892	$(25)
Number of securities with unrealized losses		18		—		18

The Company periodically reviews available-for-sale debt investments for other-than-temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. At September 30, 2022, the Company did not intend to sell, and was not more likely than not to be required to sell, the available-for-sale debt investments in an unrealized loss position before recovery of the cost basis of the securities, which may be at maturity. There were no such declines in value for the three and nine months ended September 30, 2022 and 2021. Unrealized gains and losses on debt investments are recorded to unrealized (loss) gain on debt investments, net in the Consolidated Statements of Operations and Comprehensive Income (Loss). Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the scheduled maturity for the Company's debt investments at September 30, 2022 (in thousands):

Maturing in one year or less	$10,369
Total debt investments	$10,369

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of September 30, 2022 was 3.84 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2022 and 2021 and $0.5 million and $0.5 million for the nine months ended September 30, 2022 and 2021.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of September 30, 2022, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of September 30, 2022 (in thousands):

Assets
Operating lease right-of-use assets	$2,078

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$557
Operating lease long-term liabilities (recorded within Lease-related obligations)	1,968
Total operating lease liabilities	$2,525

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of September 30, 2022
2022	180
2023	736
2024	759
2025	781
2026	467
Total future minimum rental payments	$2,923
Less amount of lease payments representing interest	398
Total present value of lease payments	$2,525

As of December 31, 2021, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2021
2022	637
2023	736
2024	759
2025	781
2026	467
Total future minimum rental payments	$3,380
Less amount of lease payments representing interest	556
Total present value of lease payments	$2,824

For the three months ended September 30, 2022 and 2021, the Company made lease payments of approximately $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2022 and 2021, the Company made lease payments of approximately $0.5 million and $0.3 million, respectively.

Sublease

The Company subleased 3,537 square feet of its office space under a non-cancelable operating lease that expired in February 2021. For the three and nine months ended September 30, 2021, the Company recognized approximately $0 and $12,000 of income in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. As this lease has terminated, there are no future minimum rentals payments to be received.

Significance of Revenue Source

The Company was the recipient of federal research contract funds from BARDA, the primary source of the Company’s prior year contract and grant revenue. Periodic audits are required in connection with the Company’s receipt of such funds and certain costs may be questioned as appropriate by BARDA. Accordingly, at September 30, 2022 and December 31, 2021, the Company had recorded a provision for potential refundable amounts of $52,000.

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

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increases on January 1 of each calendar year through January 1, 2023, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On January 1, 2022, the common stock reserved for issuance under the 2013 Plan was automatically increased by 3.5 million shares. As of September 30, 2022, there was a total of 1.5 million shares reserved for future issuance under the 2013 Plan. The Company issued approximately 237,000 and 271,000 shares of common stock pursuant to the exercise of stock options during the three and nine months ended September 30, 2022. The Company issued approximately 75,000 and 826,000 shares of common stock pursuant to the exercise of stock options during the three and nine months ended September 30, 2021, respectively.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 4.3 million shares of common stock to be purchased under the ESPP, of which 2.2 million shares remained available for purchase as of September 30, 2022. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year through January 1, 2023, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (b) 422,535 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b). On January 1, 2022, the common stock reserved for issuance under the ESPP was automatically increased by an additional 422,535 shares.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 151,000 and 283,000 shares of common stock pursuant to the ESPP during the three months ended September 30, 2022 and 2021, respectively. The Company issued approximately 535,000 and 543,000 shares of common stock pursuant to the ESPP during the nine months ended September 30, 2022 and 2021, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued approximately 221,000 and 355,000 shares of common stock pursuant to the vesting of RSUs during the three and nine months ended September 30, 2022. The Company issued approximately 241,000 and 410,000 shares of common stock pursuant to the vesting of RSUs during the three and nine months ended September 30, 2021.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$2,097	$1,853	$5,827	$4,995
General and administrative expense	1,722	1,578	5,293	4,132
Total share-based compensation expense	$3,819	$3,431	$11,120	$9,127

Note 5. Income Taxes

Provision for income taxes is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Taxes calculated using the estimated annual effective tax rate	$—	$—	$—	$—
Discrete tax items	153	—	153	—
Provision for income taxes	$153	$—	$153	$—

Effective tax rate	0.06%	—%	0.08%	—%

Income taxes have been accounted for using the liability method in accordance with FASB ASC 740. The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate method. The Company estimates an annual effective tax rate of 0.0% for the year ending December 31, 2022. This rate does not include the impact of any discrete items.

The Company's effective tax rate (ETR) from continuing operations was 0.06% and 0.08% percent for the quarter and nine months ended September 30, 2022, respectively, and 0.0% percent and 0.0% percent for the quarter and nine months ended September 30, 2021, respectively. During the third quarter and nine months ended September 30, 2022, the Company recorded an income tax expense of approximately $0.2 million as a result of the U.S. tax gain on the sale of business assets, which caused the quarterly and year-to-date ETR to be significantly different from the Company's historical annual ETR. The tax expense is composed of state current income taxes and is accounted for as a discrete tax item. The tax gain is fully consumed by existing U.S. federal NOLs and accordingly no federal income tax expense is recorded for the three and nine months ended September 30, 2022.

Due to the Company's history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. The anticipated taxable income for the year ended December 31, 2022 is a result of the gain from the sale of TEMBEXA and it is not expected that taxable income will recur in the foreseeable future. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company cannot currently support that realization of its deferred tax assets is more likely than not. However, the Company feels its deferred tax assets may be used upon the Company becoming profitable.

At September 30, 2022, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 6. Significant Agreements

BARDA 2022 Procurement and Development Contract

On August 26, 2022, the Company entered into a procurement contract, as amended, (the BARDA Agreement) with BARDA for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA® to the U.S. government. The BARDA Agreement consists of a five-year base period of performance and a total contract period of performance (base period plus option exercises) of up to ten years (if necessary). Under the terms of the BARDA Agreement, the base period activities are valued at approximately $127 million, consisting of an initial shipment of 319,000 treatment courses of TEMBEXA to be procured and shipped to the Strategic National Stockpile for an aggregate purchase price of approximately $115 million, and reimbursement for certain post-marketing activities of approximately $12 million. The options under the BARDA Agreement, which are exercised at the sole discretion of BARDA, are valued at approximately $553 million (if all such options are exercised during the 10-year contract period), which consists of options to purchase up to an additional 1.381 million treatment courses of TEMBEXA for an aggregate purchase price of approximately $551 million and funding for certain post-marketing activities of approximately $2 million. Upon the closing of the Asset Sale on September 26, 2022, the Company sold all its right, title, and interests to TEMBEXA to Emergent.

Emergent BioSolutions, Inc.

On September 26, 2022, the Company entered into a First Amendment to Asset Purchase Agreement (the Amendment) with Emergent, which amended its previously announced Asset Purchase Agreement, dated May 15, 2022 (the Original Purchase Agreement, and as amended by the Amendment, the Asset Purchase Agreement), with Emergent. The Amendment amended the Original Purchase Agreement to, among other things, update references to certain Contract Line Item Number (CLIN) references with respect to the milestone payments described below and update certain schedules to the Original Purchase Agreement.

Immediately following the execution of the Amendment, the Company closed the transactions contemplated by the Asset Purchase Agreement, pursuant to which the Company agreed to sell, and Emergent agreed to purchase, the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale). Emergent paid the Company an upfront cash payment of approximately $238 million upon the closing of the Asset Sale. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Emergent: (i) up to an aggregate of approximately $124 million in milestone payments payable upon the exercise of the options under the BARDA Agreement for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA to the U.S. government; (ii) royalty payments equal to 15% of the gross profits from the sales of TEMBEXA made outside of the United States; (iii) royalty payments equal to 20% of the gross profits from the sales of TEMBEXA made in the United States in excess of 1.7 million treatment courses; and (iv) up to an additional $12.5 million upon the achievement of certain other developmental milestones. The effects of recording certain adjustments associated with contingent consideration related to TEMBEXA have been excluded as the Company has made a policy election to account for these amounts when the contingency has been resolved in accordance with Accounting Standards Codification 450, Contingencies.

The Company continues to provide operational support to Emergent in furtherance of the obligations under both the Asset Purchase Agreement (and related agreements) and the BARDA Agreement. The Company remains a party to the BARDA Agreement until such time as the BARDA Agreement is novated to Emergent, with its obligations subcontracted to Emergent until the novation occurs. The novation process is currently underway.

The sale of TEMBEXA constitutes a significant disposition of a business, however, the Company determined the disposition does not represent a strategic shift, and accordingly, the Company has not accounted for the disposition as a discontinued operation. The Company recorded a $229.7 million net gain on sale of business in other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022. The net gain consists of the following assets and liabilities transferred in accordance with the Asset Purchase Agreement (in thousands):

As of September 26, 2022
Up-front cash payment	$237,987
Liabilities assumed by Emergent	1,423
Inventory transferred to Emergent	(5,227)
Prepaids transferred to Emergent	(511)
Transaction costs incurred	(4,002)
Net gain	$229,670

TEMBEXA Procurement Agreements

In June 2022, the Company entered into a Supply Agreement (Supply Agreement) with a third party outside of North America (Purchaser), pursuant to which the Company was responsible for supplying to the Purchaser, and the Purchaser was responsible for purchasing from the Company, TEMBEXA (brincidofovir) treatment courses for use outside of the United States.

Under the terms of the Supply Agreement, the Purchaser agreed to pay the Company an aggregate purchase price of approximately $9.3 million, in two equal installments. The first installment, $4.6 million, payable upon execution of the Supply Agreement, was received in June 2022. Deliveries pursuant to the international contract were completed in July 2022, which completed the contract delivery obligations and resulted in $4.7 million payment of the second installment of the purchase price in July 2022 and recognition of $9.3 million of procurement revenue for the three and nine months ended September 30, 2022.

Additionally, in June 2022, the Public Health Agency of Canada (PHAC) awarded a Contract (PHAC Contract) to the Company, pursuant to which PHAC agreed to purchase up to approximately CAD $33.0 million ($25.3 million) of TEMBEXA treatment courses for use in Canada. Substantially all of the procurement was delivered and accepted by PHAC in July 2022, completing the performance obligation for those shipments and resulting in $22.6 million of procurement revenue for the three and nine months ended September 30, 2022. Upon the assignment of the PHAC Contract to Emergent, which requires the consent of PHAC, if the remaining deliveries of treatment courses are made by Emergent, they will be subject to the royalty terms of the Asset Purchase Agreement applicable to gross profits outside the United States.

BARDA 2011 Research and Development Contract

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

The fourth option segment ended on September 1, 2021 and the contract has expired in accordance with its terms. For the three and nine months ended September 30, 2021, the Company recognized revenue under this contract of $0.1 million and $1.6 million, respectively.

Cantex Pharmaceuticals, Inc.

In July 2019, the Company entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize, for any and all uses, a glycosaminoglycan compound known as DSTAT, which was being studied for the treatment of acute myeloid leukemia (AML). Under the terms of the license agreement, the Company is responsible for, and bears the future costs of, worldwide development and commercialization of DSTAT. Effective July 12, 2022, the Company terminated the License and Development Agreement.

SymBio Pharmaceuticals

On September 30, 2019, the Company entered into a license agreement with SymBio Pharmaceuticals (SymBio) under which the Company granted SymBio exclusive worldwide rights to develop, manufacture and commercialize brincidofovir for all human indications, excluding the prevention and treatment of orthopoxviruses, including smallpox. Under the terms of the license agreement, SymBio will be responsible for, and bear the future costs of, worldwide development and commercialization of brincidofovir in the licensed indications (the SymBio Contract). Either party may terminate the license agreement upon the occurrence of a material breach by the other party (subject to standard cure periods). SymBio may also terminate the license agreement without cause on a country-by-country basis upon ninety days' prior notice.

In exchange for the license to SymBio for the Company's brincidofovir rights, the Company received an upfront payment of $5.0 million in October 2019. In connection with the Asset Sale, Chimerix's rights and obligations under the SymBio license agreement were transferred to Emergent. The Company could receive up to $12.5 million from Emergent in brincidofovir milestones related to the SymBio license agreement and will recognize corresponding revenue should any of the milestones be achieved.

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

Note 7. DSTAT Contract Close-out

In May 2022, the Company made the decision to discontinue the development of DSTAT for the treatment of AML. Effective July 12, 2022, the Company terminated the License and Development Agreement with Cantex. As a result, the Company recorded an accrual of expenses to close-out the DSTAT vendor contracts. As of September 30, 2022, on the Consolidated Balance Sheets, the Company has recorded $2.0 million of contract close-out costs in accrued liabilities and $0.3 million of contract close-out costs in accounts payable, which included additional expense of $0.9 million recorded to research and development expenses for the nine months ended September 30, 2022, on the Consolidated Statement of Operations after the decision to discontinue to the DSTAT program. These balances are expected to be fully paid over the next nine months.

The following table summarizes the contract close-out costs (in thousands) recorded for the nine months ended September 30, 2022:

Contract Close-out Costs
Research & development	$926
General & administrative	8
Total contract close-out expenses	$934

The following table sets forth the accounts payable and accrual activity for contract close-out costs (in thousands) for the three months ended September 30, 2022.

Contract Close-out Costs
Balance at June 30, 2022	$4,539
Revised estimates	$(611)
Payments	$(1,598)
Balance at September 30, 2022	$2,330

For the three months ended September 30, 2022, the revised accrual estimates resulted in a decrease to research and development expenses of $611,000.

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

Note 9. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2022, and events which occurred subsequently but were not recognized in the financial statements.

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

OVERVIEW

Chimerix (Chimerix, we, our, us or the Company) is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. The Company is focused on developing imipridones as a potential new class of selective cancer therapies. The most advanced imipridone is ONC201 which is in clinical-stage development for H3 K27M-mutant glioma as its lead indication. In addition, imipridone ONC206 is currently in dose escalating clinical trials.

Recent Developments

TEMBEXA (brincidofovir, BCV)

On May 15, 2022, we entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with an affiliate of Emergent BioSolutions Inc. (Emergent) for the sale of our exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale).

On August 26, 2022, we entered into a procurement contract (the BARDA Agreement) with the Biomedical Advanced Research and Development Authority (BARDA) for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA® to the U.S. government. The BARDA Agreement consists of a five-year base period of performance and a total contract period of performance (base period plus option exercises) of up to ten years (if necessary). Under the terms of the BARDA Agreement, the base period activities are valued at approximately $127 million, consisting of an initial shipment of treatment courses of TEMBEXA to be procured and shipped to the U.S. Government for an aggregate purchase price of approximately $115 million, and reimbursement for certain post-marketing activities of approximately $12 million. The options under the BARDA Agreement are valued at approximately $553 million (if all such options are exercised during the 10-year contract period), which consists of options to purchase up to an additional 1.381 million treatment courses of TEMBEXA for an aggregate purchase price of approximately $551 million and funding for certain post-marketing activities of approximately $2 million.

On September 26, 2022, we closed the Asset Sale with Emergent. In connection with the closing, we entered into a First Amendment to Asset Purchase Agreement (the Amendment) with Emergent. The Amendment amended the Asset Purchase Agreement to, among other things, update references to certain Contract Line Item Number (CLIN) references with respect to the milestone payments described below and update certain schedules to the Asset Purchase Agreement.

Upon closing of the Asset Purchase Agreement, we received $238 million upfront and could receive additional milestones of up to $136.5 million to be paid contingent upon execution of optional future procurement awards from BARDA and other development milestones. We may also earn a 20% royalty on future gross profit of TEMBEXA in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA. The agreement also allows us to earn a 15% royalty on all gross profit associated with TEMBEXA sales outside of the United States during the exclusivity period of TEMBEXA on a market-to-market basis.

We continue to provide operational support to Emergent in furtherance of the obligations under both the Asset Purchase Agreement (and related agreements) and the BARDA Agreement. We remain a party to the BARDA Agreement until such time as the BARDA Agreement is novated to Emergent, with our obligations subcontracted to Emergent until the novation occurs. The novation process is currently underway pursuant to the process specified by FAR Subpart 42.12.

TEMBEXA Procurement Agreements

On June 2022, we entered into a Supply Agreement (the Supply Agreement) with a third party outside of North America (the Purchaser), pursuant to which we were responsible for supplying to the Purchaser, and the Purchaser was responsible for purchasing from us, TEMBEXA (brincidofovir) treatment courses for use outside of the United States.

Under the terms of the Supply Agreement, the Purchaser agreed to pay us an aggregate purchase price of approximately $9.3 million, to be made in two equal installments. The first installment, payable upon execution of the Supply Agreement, was received in June 2022. Deliveries pursuant to the international contract were completed in July 2022, which completed the contract delivery obligations and resulted in $4.7 million payment of the second installment of the purchase price in July 2022 and recognition of $9.3 million of contract revenue for the three and nine months ended September 30, 2022.

Additionally, in June 2022, the Public Health Agency of Canada (PHAC) awarded a Contract (the PHAC Contract) to us, pursuant to which PHAC agreed to purchase up to approximately CAD $33.0 million ($25.3 million) of TEMBEXA treatment courses for use in Canada. Substantially all of the procurement was delivered and accepted by PHAC in July 2022, completing the performance obligation for those shipments and resulting in $22.6 million of contract revenue for the three and nine months ended September 30, 2022. Upon the assignment of the PHAC Contract to Emergent, which requires the consent of PHAC, if the remaining deliveries of treatment courses are made by Emergent, they will be subject to the royalty terms of the Asset Purchase Agreement applicable to gross profits outside the United States.

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

ONC201 - Phase 3 Study (the ACTION Study)

The ACTION study is a randomized, double-blind, placebo-controlled, multicenter international study in newly diagnosed diffuse glioma patients whose tumor harbors an H3 K27M-mutation. Treatment with ONC201 will occur shortly after completion of radiation therapy. The study is designed to enroll 450 patients randomized 1:1:1 to receive ONC201 at one of two dosing frequencies or placebo. Activation of sites is expected to begin in November and continue into the first half of next year at up to 120 sites in North America, Europe and Asia Pacific. The first interim analysis is anticipated in early 2025 with final data in 2026.

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

ONC201 - Results from 50 Patient Cohort of ONC201 in H3 K27M-mutant Glioma

In November 2021, a 50-patient analysis of ONC201 for the treatment of recurrent H3 K27M-mutant diffuse midline glioma was reported at the Society for Neuro-Oncology (SNO) Annual Meeting. Dual reader BICR determined an overall response rate (ORR) of 20% (95% Confidence Interval (CI): 10-34%) by Response Assessment in Neuro-Oncology Criteria for High Grade Gliomas (RANO-HGG). The median duration of response (mDOR) was 11.2 months (95% CI: 3.8 - not reached) in addition to the 8.3 month median time to response (mTTR). The disease control rate was 40%. PFS was 35% and 30% at 6 and 12 months, respectively, while OS was 57% and 35% at 12 and 24 months, respectively. In addition, best response by RANO-HGG and/or RANO Low Grade Gliomas (RANO-LGG) criteria, intended to account quantitatively for enhancing and non-enhancing disease, was 30% (95% CI: 18-45%). All serious adverse events were considered not related to ONC201 by sponsor assessment.

ONC206 and ONC212

ONC206 is a second generation imipridone that has demonstrated anti-cancer activity in pre-clinical models. ONC206 is currently being evaluated in Phase I dose escalation trials in partnership with the National Institutes of Health (NIH) and with the Pacific Pediatric Neuro-Oncology Consortium (PNOC). ONC206 is being considered for development in solid tumors, including potentially adrenal tumors, endometrial cancer and central nervous system (CNS) tumors.

ONC212, which targets GPR132 and ClpP, is in ongoing IND-enabling toxicology studies which are expected to be completed in late 2022 with a decision whether to enter clinical studies to be made in the first half of 2023. ONC212 is being explored pre-clinically in hematological malignancies, including AML, in collaboration with MD Anderson Cancer Center and in solid tumors, including pancreatic cancer, in collaboration with Brown University.

CMX521

We are currently working with the Rapidly Emerging Antiviral Drug Development Initiative (READDI) at the University of North Carolina at Chapel Hill (UNC) which is the co-recipient of a grant for $2 million from the state of North Carolina for the development of CMX521 as a potential treatment for SARS-CoV-2. The grant will fund prodrug synthesis and animal studies to optimize delivery of CMX521 to the lungs via a convenient oral formulation. In addition, UNC will conduct COVID-19 disease mouse efficacy models and evaluate lung delivery of the active antiviral.

Business Development Review

In addition to our prior business development transactions management is continuing to conduct a review and assessment of potential transaction opportunities with the goal of building our product candidate pipeline, including, but not limited to, licensing, merger or acquisition transactions, issuing or transferring shares of common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at maximizing stockholder value. There can be no assurance that this review will result in the identification or consummation of any additional transaction or action.

FINANCIAL OVERVIEW

Revenues

To date, we have generated modest, non-recurring revenue from product sales. Prior to 2022, all of our revenue to date has been derived from government grants and a contract and the receipt of up-front proceeds under our collaboration and license agreements.

Emergent BioSolutions, Inc.

On September 26, 2022, the Company closed the previously disclosed Asset Sale with Emergent. Emergent paid the Company an upfront cash payment of approximately $238 million upon closing. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Emergent: (i) up to an aggregate of approximately $124 million in milestone payments payable upon the exercise of the options under the BARDA Agreement; (ii) royalty payments equal to 15% of the gross profits from the sales of TEMBEXA made outside of the United States; (iii) royalty payments equal to 20% of the gross profits from the sales of TEMBEXA made in the United States in excess of 1.7 million treatment courses; and (iv) up to an additional $12.5 million upon the achievement of certain other developmental milestones.

TEMBEXA Procurement Agreements

In June 2022, we entered into a Supply Agreement (the Supply Agreement) with a third party outside of North America (the Purchaser), pursuant to which we were responsible for supplying to the Purchaser, and the Purchaser was responsible for purchasing from us, TEMBEXA (brincidofovir) treatment courses for use outside of the United States.

Under the terms of the Supply Agreement, the Purchaser agreed to pay us an aggregate purchase price of approximately $9.3 million, to be made in two equal installments. The first installment, payable upon execution of the Supply Agreement, was received in June 2022. Deliveries pursuant to the international contract were completed in July 2022, which completed the contract delivery obligations and resulted in a $4.7 million payment of the second installment of the purchase price in July 2022 and recognition of $9.3 million of procurement revenue for the three and nine months ended September 30, 2022.

Additionally, in June 2022, the Public Health Agency of Canada (PHAC) awarded a Contract (the PHAC Contract) to us, pursuant to which PHAC agreed to purchase up to approximately CAD $33.0 million ($25.3 million) of TEMBEXA treatment courses for use in Canada. Substantially all of the procurement was delivered and accepted by PHAC in July 2022, completing the performance obligation for those shipments and resulting in $22.6 million of procurement revenue for the three and nine months ended September 30, 2022. Upon the assignment of the PHAC Contract to Emergent, which requires the consent of PHAC, if the remaining deliveries of treatment courses are made by Emergent, they will be subject to the royalty terms of the Asset Purchase Agreement applicable to gross profits outside the United States.

BARDA

In February 2011, we entered into a cost-plus fixed fee development contract with BARDA. Under the contract we received $72.5 million in expense reimbursement and $4.6 million in fees. The contract expired in accordance with its terms in September 2021. Under the BARDA contract, we recognized revenue of $0.1 million and $1.6 million during the three and nine months ended September 30, 2021.

SymBio Pharmaceuticals

In September 2019, we entered into a license agreement with SymBio Pharmaceuticals (SymBio) for worldwide rights to develop, manufacture and commercialize TEMBEXA in all human indications, excluding the use for treatment of orthopoxviruses, including smallpox. In exchange for the license to SymBio for our TEMBEXA rights, we received an upfront payment of $5.0 million in October 2019. In connection with the sale of TEMBEXA worldwide rights to Emergent, our rights and obligations under the SymBio license agreement were assumed by Emergent. We could receive up to $12.5 million from Emergent in brincidofovir regulatory milestones related to the SymBio license agreement and will recognize revenue should any of the milestones be achieved.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct research and development expenses	$9,303	$7,296	$31,627	$19,169
Research and development personnel costs - excluding stock-based compensation	3,177	4,081	13,200	13,171
Research and development personnel costs - stock-based compensation	2,097	1,853	5,827	4,995
Indirect research and development expenses	686	590	1,696	2,145
Total research and development expenses	$15,263	$13,820	$52,350	$39,480

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

TEMBEXA (Brincidofovir, BCV)

We developed TEMBEXA for the treatment of smallpox. FDA marketing approval for TEMBEXA was received on June 4, 2021. Under our cost-plus-fixed fee BARDA contract, we incurred expenses in connection with the development of orthopoxvirus animal models, the demonstration of efficacy and pharmacokinetics of TEMBEXA in the animal models, the conduct of clinical studies for subjects with DNA viral infections, the manufacture and process validation of bulk drug substance and TEMBEXA 100 mg tablets and TEMBEXA 10 mg/mL oral suspension, and submission of the NDAs to the FDA. In addition, we have incurred additional supportive costs for the development of TEMBEXA for smallpox that we did not seek reimbursement for from BARDA. We have incurred costs related to the manufacturing of TEMBEXA for a procurement contract. These costs were expensed as incurred until the June 2021 FDA approval. Following the approval, costs related to the manufacturing of TEMBEXA are recorded and shown as inventories on the Consolidated Balance Sheets. With the sale of TEMBEXA to Emergent all prepaids and liabilities associated with TEMBEXA were transferred to Emergent as part of the transaction.

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

Dociparstat sodium (DSTAT)

With the decision to stop development of DSTAT, we are currently in the process of closing our Phase 3 DASH AML trial. Due to the decision to terminate the program we have $2.3 million of accounts payable and contract close-out accruals as of

September 30, 2022. We expect the close-out activities related to this program to extend through mid-2023 as we continue treatment for enrolled patients on the trial and close down clinical trial sites.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $3.8 million and $3.4 million was recognized in the three months ended September 30, 2022 and 2021, respectively, and $11.1 million and $9.1 million was recognized in the nine months ended September 30, 2022 and 2021, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. There have been no material changes during the nine months ended September 30, 2022 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and September 30, 2021, together with the changes in those items (in thousands except percentages):

	Nine Months Ended September 30,		Dollar Change	% Change
	2022	2021	Increase/(Decrease)
Revenues:
Procurement revenue	$31,971	$—	$31,971	*
Contract and grant revenue	503	1,928	(1,425)	(73.9)%
Licensing revenue	536	5	531	10,620.0%
Total revenues	33,010	1,933	31,077	1,607.7%
Cost of goods sold	447	—	447	*
Gross profit	32,563	1,933	30,630	1,584.6%
Operating expenses:
Research and development	52,350	39,480	12,870	32.6%
General and administrative	16,785	13,431	3,354	25.0%
Acquired in-process research and development	—	82,890	(82,890)	(100.0)%
Total operating expenses	69,135	135,801	(66,666)	(49.1)%
Income (loss) from operations	(36,572)	(133,868)	97,296	(72.7)%
Other income (loss):
Interest income and other, net	182	130	52	40.0%
Gain on sale of business, net	229,670	—	229,670	*
Income (loss) before income taxes	$193,280	$(133,738)	$327,018	(244.5)%
Income tax expense	153	—	153	*
Net income (loss)	$193,127	$(133,738)	$326,865	(244.4)%

*Not meaningful or not calculable

Contract, Licensing, and Procurement Revenue

For the nine months ended September 30, 2022, total revenue increased to $33.0 million compared to $1.9 million for the nine months ended September 30, 2021. The increase of $31.1 million is primarily related to the international TEMBEXA procurement agreements secured in 2022.

Cost of Goods Sold

For the nine months ended September 30, 2022, cost of goods sold was $0.4 million and for the nine months ended September 30, 2021 we did not record any cost of goods sold. The increase of $0.4 million is attributable to the international TEMBEXA procurement deliveries and the write-off of inventory deemed nonsalable.

Research and Development Expenses

For the nine months ended September 30, 2022, our research and development expenses increased to $52.4 million compared to $39.5 million for the nine months ended September 30, 2021. The increase of $12.9 million primarily related to the following:

•an increase of $15.6 million primarily related to ONC201 research and development expenses and start-up expenses related to the ACTION Phase 3 study of ONC201 in patients who harbor the H3 K27M-mutation;
•an increase of $2.1 million for the development of our other pipeline products, ONC206, ONC212, and CMX521 which were partially offset from grant revenue; and
•an increase of $1.1 million in compensation expenses, of which $0.8 million relates to non-cash compensation to support development of our current pipeline; offset by

•a decrease of $3.1 million in DSTAT development costs related to the discontinuation of the DSTAT program; and
•a decrease of $2.2 million in brincidofovir development expenses following the approval of TEMBEXA in June 2021; and
•a decrease of $0.7 million in legal and other operational expenses.

General and Administrative Expenses

For the nine months ended September 30, 2022, our general and administrative expenses increased to $16.8 million compared to $13.4 million for the nine months ended September 30, 2021. The increase of $3.4 million primarily related to the following:

•an increase of $1.0 million in compensation, primarily related to non-cash stock compensation; and
•an increase of $2.3 million in legal and other operational expenses.

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

Interest Income and Other, Net

For the nine months ended September 30, 2022, our interest income and other, net increased to income of $0.2 million compared to income of $0.1 million for the nine months ended September 30, 2021. This decrease is attributable to amortization of deferred loan costs and investment premium balances offsetting interest earned.

Gain on Sale of Business, Net

For the nine months ended September 30, 2022, we recorded a total of $229.7 million related to the net gain on the sale of the exclusive worldwide rights to brincidofovir, including TEMBEXA and specified related assets to Emergent.

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and September 30, 2021, together with the changes in those items (in thousands, except percentages):

	Three Months Ended September 30,		Dollar Change	% Change
	2022	2021	Increase/(Decrease)
Revenues:
Procurement revenue	$31,971	$—	$31,971	*
Contract and grant revenue	503	105	398	379.0%
Licensing revenue	81	2	79	3,950.0%
Total revenues	32,555	107	32,448	30,325.2%
Cost of goods sold	333	—	333	*
Gross profit	32,222	107	32,115	30,014.0%
Operating expenses:
Research and development	15,263	13,820	1,443	10.4%
General and administrative	5,313	4,887	426	8.7%
Total operating expenses	20,576	18,707	1,869	10.0%
Income (loss) from operations	11,646	(18,600)	30,246	(162.6)%
Other income (loss):
Interest income and other, net	199	40	159	397.5%
Gain on sale of business, net	229,670	—	229,670	*
Income (loss) before income taxes	$241,515	$(18,560)	$260,075	(1,401.3)%
Income tax expense	153	—	153	*
Net income (loss)	$241,362	$(18,560)	$259,922	(1,400.4)%

*Not meaningful or not calculable

Contract, Licensing, Procurement Revenue

For the three months ended September 30, 2022, total revenue increased to $32.6 million compared to $0.1 million for the three months ended September 30, 2021. The increase of $32.4 million is primarily related to the international TEMBEXA procurement agreements secured in 2022.

Research and Development Expenses

For the three months ended September 30, 2022, our research and development expenses increased to $15.3 million compared to $13.8 million for the three months ended September 30, 2021. The increase of $1.4 million primarily related to the following:

•an increase of $3.5 million related to ONC201 research and development expenses and start-up expenses related to the ACTION Phase 3 study of ONC201 in patients who harbor the H3 K27M-mutation; and
•an increase of $1.3 million in ONC206, ONC212, and CMX521 development expenses, some of which are partially offset from grant revenue; offset by
•a decrease of $2.8 million in DSTAT development costs related to the discontinuation of the DSTAT program; and
•a decrease of $0.6 million in compensation expenses.

General and Administrative Expenses

For the three months ended September 30, 2022, our general and administrative expenses increased to $5.3 million compared to $4.9 million for the three months ended September 30, 2021. The increase of $0.4 million primarily related to the following:

•an increase of $0.5 million in audit and tax fees and other operational expenses; offset by
•a decrease of $0.2 million in compensation expenses

Interest Income and Other, Net

For the three months ended September 30, 2022, our interest income and other, net increased to $199,000 compared to $40,000 for the three months ended September 30, 2021. This increase is primarily attributable to interest earned on higher cash balances.

Gain on Sale of Business, Net

For the three months ended September 30, 2022, we recorded a total of $229.7 million related to the net gain on the sale of the exclusive worldwide rights to brincidofovir, including TEMBEXA and specified related assets to Emergent.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had capital available to fund operations of approximately $284.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of September 30, 2022, we had an accumulated deficit of $692.5 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. Sales of our common stock made pursuant to the Jefferies Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 (File No. 333-244146), which was declared effective by the SEC on August 17, 2020. As of September 30, 2022, we have not sold any shares of our common stock under the Jefferies Sales Agreement.

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

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC (the 2021 Shelf Registration Statement), which became effective upon filing, pursuant to which we registered for sale an unlimited amount of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. However, since we no longer qualify as a well-known seasoned issuer, on March 1, 2022, we filed two post-effective amendments to the 2021 Shelf Registration Statement to convert it to a non-automatic shelf registration statement that we are eligible to use. The amendment to the 2021 Shelf Registration Statement to convert to a non-automatic shelf registration was declared effective by the SEC on May 2, 2022 and enables us to offer for sale, from time to time, in one or more offerings, up to $250 million in the aggregate, of common stock, preferred stock, debt securities, warrants, rights and/or units. The 2021 Shelf Registration Statement will remain in effect for up to three years from the date it initially became effective. As of September 30, 2022, no sales have been made under the 2021 Shelf Registration Statement.

On January 31, 2022, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank. The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. We have no obligation to draw down any amount under the Credit Facility, and have not drawn down any amount as of September 30, 2022. In September 2022, in connection with the Asset Sale, Silicon Valley Bank and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the period (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash sources and uses:
Net cash used in operating activities	$(26,879)	$(65,907)
Net cash provided by (used in) investing activities	298,436	(67,285)
Net cash (used in) provided by financing activities	(12,693)	112,377
Net increase (decrease) in cash and cash equivalents	$258,864	$(20,815)

The table above sets forth the net decrease or increase in cash and cash equivalents alone and not the change in our total capital available to fund operations, which also includes short-term and long-term investments. Cash and cash equivalents includes cash on hand and securities with original maturities of 90 days or less.

Operating Activities

Net cash used in operating activities of $26.9 million for the nine months ended September 30, 2022 was primarily the result of our $193.3 million net income offset by the change in operating assets and liabilities and the add-back of non-cash adjustments. The change in operating assets and liabilities includes an increase in prepaid expenses and other assets of $1.7 million, an increase in inventories of $2.5 million and an increase in accounts receivable of $0.5 million, offset by a decrease of $2.8 million in accounts payable and accrued liabilities. Non-cash expenses included add-backs of $229.7 million for the gain on the sale of TEMBEXA offset by the add-back of $11.1 million for share-based compensation, $0.2 million of amortization of deferred loan costs and $0.1 million of amortization of discount/premium on investments. Net cash used in operating activities of $65.9 million for the nine months ended September 30, 2021 was primarily the result of our $133.7 million net loss, partially offset by the change in operating assets and liabilities and the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase of $3.5 million in accounts payable and accrued liabilities and a decrease in accounts receivable of $0.3 million, partially offset by an increase in prepaid expenses and other assets of $2.0 million and an increase in inventories of $1.6 million. Non-cash expenses included add-backs of $43.4 million for the fair value of common stock issued in relation to the Oncoceutics acquisition, $14.0 million for the note payable due on the one-year anniversary of the Oncoceutics acquisition, $9.1 million for share-based compensation, $0.1 million of depreciation of property and equipment and $0.6 million of amortization of discount/premium on investments.

Investing Activities

Net cash provided by investing activities of $298.4 million for the nine months ended September 30, 2022 was primarily the result of $234.0 million of proceeds from the sale of TEMBEXA, the maturity of $68.1 million in short-term investments and the sale of $7.7 million in short-term investments, partially offset by the purchase of $11.3 million in short-term investments. Net cash used in investing activities of $67.3 million for the nine months ended September 30, 2021 was primarily the result of the purchase of $105.4 million in short-term investments and the purchase of $9.6 million in long-term investments, partially offset by the maturity of $45.9 million in short-term investments and the sale of $2.0 million in short-term investments.

Financing Activities

Net cash used by financing activities of $12.7 million for the nine months ended September 30, 2022 was primarily the result of the $14.0 million payment of the note payable related to the Oncoceutics acquisition and the payment of $0.2 million of debt issuance costs, partially offset by $1.5 million in proceeds from the exercise of stock options and stock purchases through our ESPP. Net cash provided by financing activities of $112.4 million for the nine months ended September 30, 2021 was primarily the result of $107.8 million in proceeds from the issuance of common stock and $4.5 million in proceeds from the exercise of stock options and stock purchases through our ESPP.

MATERIAL CASH REQUIREMENTS

The discussion below summarizes our significant contractual obligations and commitments as of September 30, 2022.

Leases. See Note 3 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information, including the future operating lease minimum payments.

Scientific Protein Laboratories LLC (SPL) Supply Purchase Obligation. Per a supply agreement with SPL, we are required to purchase an additional $2.4 million of DSTAT active pharmaceutical ingredient by December 31, 2023, unless this contract is terminated earlier commensurate with its termination provisions. Notice of termination has been provided, and termination will be effective November 27, 2022.

In addition to the amounts set forth above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved, and we are obligated to pay royalties based on future product sales. As of September 30, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. In connection with the development and commercialization of ONC201 and ONC206, in addition to royalties on product sales, we could be required to pay former Oncoceutics securityholders up to an aggregate of $340.0 million in remaining milestone payments, assuming the achievement of all remaining applicable milestone events under the merger agreement.
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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and nine months ended September 30, 2022 or September 30, 2021.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2022, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We rely on third-party manufacturers to produce our preclinical drug supplies and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidates. We rely on limited sources of supply for the drug components for each of our product candidates including ONC201, and any disruption in the chain of supply for either of these product candidates may cause delays in their development and commercialization.
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

Risks Related To Our Financial Condition and Need For Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing ONC201 for the treatment of H3 K27M-mutant glioma. We have incurred significant net losses in each year since our inception prior to 2022, including a net loss of $133.7 million for the nine months ended September 30, 2021. As of September 30, 2022, we had an accumulated deficit of approximately $692.5 million.

To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees, the sales of TEMBEXA product and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We may continue to incur losses and negative cash flows for the foreseeable future. The size of any loss will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial expenses as we seek to:

•continue development and manufacturing activities related to imipridones, including ONC201 for the treatment of H3 K27M-mutant glioma, and other potential indications;
•obtain regulatory approvals for ONC201;
•scale-up manufacturing capabilities for ONC201;
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

We have obtained regulatory approval and commercialized TEMBEXA, however, none of our other product candidates have been commercialized. We may not succeed in developing additional product candidates or commercializing any product candidate. If we do not successfully develop or commercialize any product candidate, or if revenues from any products that do receive regulatory approvals are insufficient, we will not achieve profitability and our business may fail. In addition to these risks in the United States, assuming regulatory approval in other geographies, our revenues are also dependent upon the size of markets outside of the United States, as well as our ability to obtain market approval and achieve commercial success outside of the United States.

We achieved profitability in the third quarter of 2022 driven primarily through the closing of our Asset Sale with Emergent, however, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

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
•obtaining foreign regulatory approval(s) for ONC201 and other pipeline assets;
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

Further, any product candidate if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that may not be commercially available for a number of years, if at all. For any approved product candidate, we anticipate incurring significant costs in connection with commercialization. As a result, we cannot assure you that we will be able to generate revenues from sales of any approved product candidate, or that we will achieve or maintain profitability even if we do generate sales.

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

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our most advanced clinical compounds, or any other product candidate. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•significantly delay, scale back or discontinue the development or commercialization of ONC201, or any other product candidate;
•seek corporate partners for ONC201, or any other product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
•relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

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

Our Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank, effective January 31, 2022, requires us to comply with certain financial covenants, including requiring that we maintain specified liquidity and cash levels at certain times. The Loan Agreement also requires us to comply with a number of other covenants (affirmative and negative), including restrictive covenants that limit our ability to, among other things, incur additional indebtedness; merge or consolidate with or into any other organization or otherwise suffer a change in control; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; and transfer a material portion of our assets, in each case subject to exceptions.

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

In September 2022, in connection with the Asset Sale, Silicon Valley Bank and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants.

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

We routinely evaluate external assets to build our pipeline of product candidates and there can be no assurance that we will be successful in identifying or completing a transaction for a candidate, that any such transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.*

In early 2019, we initiated a review of external assets that could be added to our pipeline of product candidates. In January 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, including ONC201. In connection with this transaction, we are responsible for, and bear the future costs of, development and commercialization of the acquired compounds. These costs will be substantial, and we may require additional capital in order to pursue the development and commercialization of these compounds as planned. Moreover, the anticipated benefits of these transactions may never be realized due to the various risks and uncertainties associated with drug development detailed elsewhere in the risk factors. For example, in July 2019, we entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. (Cantex) pursuant to which we acquired exclusive worldwide rights to develop and commercialize DSTAT for any and all uses. In May 2022, we decided to discontinue the development of DSTAT and the License and Development Agreement was subsequently terminated.

In addition to our current assets, we may in-license or acquire additional assets, engage in a merger or acquisition transaction, issue additional shares of our common stock, or engage in other potential actions designed to maximize stockholder value. Our continuing review of these matters may not result in the identification or consummation of any transaction. The process of reviewing external opportunities may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating, negotiating, and consummating potential transactions.

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

We have only received regulatory approval for TEMBEXA, and all our other product candidates are still under clinical development and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. Our most advanced product candidate is ONC201, which we are developing for the treatment of H3 K27M-mutant glioma. During the second half of 2022, as we work towards a potential accelerated approval for ONC201, we also plan to initiate a Phase 3 clinical study of ONC201, which could form the basis of regulatory approval.

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

We may be unable to obtain, or may be delayed in obtaining, regulatory approval for our most advanced clinical candidates: ONC201.*

In January 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. Oncoceutic’s lead product candidate, ONC201, is currently being evaluated in multiple clinical studies, and we plan to initiate a Phase 3 clinical study of ONC201 for H3 K27M-mutant glioma.

We have reached general agreement with the FDA on the design of the planned Phase 3 study to support a potential approval for marketing. We have not yet reached agreement with foreign regulators regarding the adequacy of the planned studies, for any of our most advanced clinical candidates, with respect to a potential approval for marketing. We may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before consideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

In particular, subject to discussions with the FDA, we plan to present integrated data from ongoing ONC201 trials into a registration cohort to the Agency with the potential for an NDA submission seeking accelerated approval of ONC201 in the United States. Recently, the FDA has announced that the agency’s Oncology Center of Excellence reassessed the marketing authorizations for several oncology medicines that received accelerated approvals where their confirmatory clinical trials did not demonstrate clinical benefit. Changes in FDA policy and oversight with respect to granting accelerated approval may make it more difficult for us to apply for or obtain accelerated approval based on data from ongoing trials of our clinical candidates, including ONC201. It is also possible that confirmatory clinical trials may not demonstrate clinical benefit.

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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates and we cannot, therefore, predict the timing of any future revenue from any of our product candidates, including ONC201.*

We cannot commercialize our product candidates, including ONC201, until the appropriate regulatory authorities have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for any of our product candidates. Delays may occur because we may not be able to obtain accelerated approval for our product candidates and large confirmatory studies may be needed to support accelerated approval or be conducted to pursue a first full approval. For ONC201, a comparison diagnostic test may be needed to identify patients with H3 K27M-mutant glioma before approval. Additional delays in the United States may result if any of our product candidates is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In the EU context, an Oral Explanation during MAA review could extend approval timelines and result in a Negative Opinion. A re-examination procedure is available in the EU whereby a Negative Opinion could be over-turned and become a Positive Opinion. New rapporteurs would be selected for the product. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates.

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

We may never obtain approval for or commercialize any of our products outside of the United States, nor does approval of any of our products outside the United States mean we will ever obtain approval for or commercialize any of our products inside the United States, all of which could limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in any markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (DHHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. In July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to this executive order, in September 2021, DHHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions DHHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the other reform initiatives. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law, which among other things, (1) directs the U.S. Department of Health and Human Services to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the Inflation Reduction Act of 2022 will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing U.S. Department of Health and Human Services to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, lower reimbursement, and additional downward pressure on the price that we receive for any future approved product. We cannot predict what healthcare reform initiatives may be adopted in the future.

Risks Related to Our Reliance on Third Parties

We rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidates.*

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing with respect to our product candidates, including ONC201. In the past, we have relied on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future we will continue to rely on such manufacturers for drug supply that will be used in clinical trials and for commercialization of any of our product candidates that receive regulatory approval.

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

Manufacturing issues may arise that could increase product and regulatory approval costs or delay or impair commercialization of ONC201 or our other product candidates.*

We plan to validate ONC201 drug substance and drug product processes prior to approval at our selected vendors. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors for ONC201 with the FDA. If supply is interrupted, there could be a significant disruption in the clinical supply. An alternate vendor would need to be qualified which could result in a further delay.

As more batch data is generated during both pre- and post-validation for both the drug substance and drug products, and as additional stability data is collected, issues may arise in our processes and stability programs which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of our products and product candidates. In the future, we may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical program and regulatory approval for our products and product candidates, increases in our operating expenses, or failure to obtain or maintain approval for ONC201.

The anticipated benefits of the sale of our TEMBEXA program and related assets (the “Asset Sale,” as defined below) may not be realized fully or at all or may take longer to realize than expected.*

On May 15, 2022, we entered into an Asset Purchase Agreement (the Purchase Agreement) with Emergent BioSolutions Inc. (Emergent) for the sale of our TEMBEXA program and related assets (the Asset Sale). On September 26, 2022, the Asset Sale was completed.

If Emergent is unable to successfully or timely integrate TEMBEXA operations into its business, it may not be able to realize the revenue growth, milestone achievements, synergies and other anticipated benefits resulting from the Asset Sale, and consequently, we may not receive all, or any, of the contingent payments under the Purchase Agreement. Under the terms of the Asset Purchase Agreement, we are entitled to contingent consideration, including milestone payments and royalties, dependent upon the further development and commercial success of TEMBEXA. Accordingly, our ability to receive the contingent consideration will depend, in part, on Emergent’s ability to successfully develop and commercialize TEMBEXA. The milestones set forth in the Purchase Agreement may not be achieved on a timely basis, if at all, and we may not receive any future contingent payments. Any failure to achieve such milestones, or a perception that the milestones may not be achieved, may adversely affect our business and the value of our common stock.

Emergent may not adequately perform according to the terms of the BARDA Contract as a subcontractor prior to novation, or even following novation as a contractor, and we might be required to guarantee performance of all obligations that Emergent assumes under novation.

We remain primary on the BARDA contract until such time as the BARDA contract is novated to Emergent. In the event that we experience losses in connection with these contracts our business could be materially harmed.

Additionally, according to U.S. government contracting regulations, it is likely that the form of the novation agreement for the BARDA Contract will include a clause requiring that Chimerix guarantee Emergent’s performance of the BARDA Contract. If Emergent were to fail to manufacture or deliver treatment courses of TEMBEXA, fail to properly respond to a product recall, or breach other performance obligations, BARDA may require that we perform instead, which may cause us to file claims under our insurance policies, divert the attention of our management from company priorities, expend additional resources engaging vendors, require additional legal agreements with Emergent to enable Chimerix to resume title to TEMBEXA and control of supply chain vendors necessary for performance, incur additional legal fees, among other unplanned expenses which could delay or prevent our completion of our priority clinical programs, as well as result in reputational harm.

We depend on SymBio Pharmaceuticals for developing and commercializing TEMBEXA for human diseases other than orthopoxviruses, including smallpox.*

In 2019, we entered into a licensing arrangement with SymBio Pharmaceuticals (SymBio), whereby SymBio is responsible for the future development and commercialization of TEMBEXA for human diseases other than orthopoxviruses, including smallpox. In connection with the sale of TEMBEXA worldwide rights to Emergent, our rights and obligations under the SymBio license agreement were assumed by Emergent. We could receive up to $12.5 million from Emergent in brincidofovir regulatory milestones related to the SymBio license agreement. Our right to receive milestone payments under the Asset Purchase Agreement depends on the achievement of certain regulatory milestones by SymBio in the licensed indications.

The development and commercialization of the non-orthopox uses of TEMBEXA in humans and our ability to receive potential milestone payments under the Asset Purchase Agreement, would be adversely affected if SymBio:

•lacks or does not devote sufficient time and resource to the development of TEMBEXA;
•lacks or does not devote sufficient capital to fund the development of TEMBEXA;
•develops, either alone or with others, products that compete with TEMBEXA;
•fails to gain the requisite regulatory approvals for TEMBEXA;
•does not conduct its activities in a timely manner;
•terminates its license with Emergent;
•does not effectively pursue and enforce intellectual property rights relating to TEMBEXA; or
•merges with a third-party that wants to terminate the collaboration.

We have limited or no control over the occurrence of any of the foregoing. If any of these issues arise, it may delay or eliminate our ability to receive the regulatory milestones in the Asset Purchase Agreement.

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

If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize ONC201 or any other product candidates. Disagreements with our CROs over contractual issues, including performance, compliance or compensation could lead to termination of CRO agreements and/or delays in our clinical program and risks to the accuracy and usability of clinical data. As a result, our financial results and the commercial prospects for our product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Commercialization of Our Product Candidates

The commercial success of ONC201, and any other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients, pharmacists, health care payers or government agencies.*

Following receipt of marketing approval, a product or product candidate may not gain sufficient market acceptance by physicians, patients, healthcare payers and others in the medical community. If these products do not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

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

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of our other product candidates, including ONC201, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of ONC201 may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient. Some actions may also be required in order for the patient to continue on treatment.

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

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than any of our drug candidates that we are currently developing or that we may develop including ONC201.

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
•deliver a competitive value proposition compared to established competition and/or competitors who will enter the market before or after any of our product candidates, including ONC201; and
•negotiate competitive pricing and reimbursement with third-party payers.

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

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold or license with respect to any of our product candidates fails to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable, will go unthreatened by third parties or will adequately protect our products and product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market an approved product under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to any of our product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license it from the prevailing party, which may not be possible. In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, that such agreements provide adequate protection and will not be breached, that our trade secrets and other confidential proprietary information will not otherwise be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts or otherwise affect our business.*

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party reexamination proceedings before the United States Patent and Trademark Office (U.S. PTO) and its foreign counterparts. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of ONC201, or any other product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

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

Risks Related to Our United States Government Contracts and Grants

Unfavorable provisions in government contracts, may harm our business, financial condition and operating results.*

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

A possible consequence of both activism and legislation in this area is the need for us to initiate an unanticipated expanded access program or to make our product candidates more widely available sooner than anticipated. We are a small company with limited resources and unanticipated trials or access programs could result in diversion of resources from our primary goals.

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of our product candidates, which could cause significant delays or an inability to successfully commercialize them, which could materially harm our business. Patient demand for ONC201 or ONC206 outside of our clinical trial could impair the conduct or delay the completion of our controlled clinical trials. We may also need to restructure or pause ongoing compassionate use and/or expanded access programs in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of our product candidates, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. As of September 30, 2022, approximately 95.9% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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
•inability to commercialize our product candidates, including ONC201; and
•decreased demand for our product candidates, if approved for commercial sale.

We currently carry $15 million in product liability insurance covering our United States clinical trials, with additional local coverage as required for the other countries in which we conduct our trials, but not yet extending coverage to commercial sales. Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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
•failure to successfully develop and commercialize our product candidates, including ONC201;
•termination of any of our license or collaboration agreements;
•developments regarding the sale of our TEMBEXA program and specified related assets to Emergent;
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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based upon shares of common stock outstanding as of September 30, 2022, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 35.9% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Shareholder activism could cause material disruption to our business.*

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as actions related to financial restructuring, dividends, share repurchases and even sales of assets or the entire company. Responding to proxy contests and other actions by such activist investors or others in the future could be costly and time-consuming, disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

10.1*	BARDA Agreement, dated August 26, 2022, by and between the Registrant and Biomedical Advanced Research and Development Authority

10.2	Amendment to BARDA Agreement, dated September 9, 2022, by and between the Registrant and Biomedical Advanced Research and Development Authority.

10.3*(3)	First Amendment to Asset Purchase Agreement, dated September 26, 2022, by and between the Registrant, Emergent BioSolutions Inc. and Emergent Biodefense Operations Lansing LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

(3)Incorporated by reference to exhibit 2.1 in Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on September 28, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

November 3, 2022	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2022	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Business and Financial Officer
(Principal Financial Officer)