Form 10-K
period 2022-12-31
CHIMERIX INC
filed 2023-03-02
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on The Nasdaq Global Market on June 30, 2022 was $111,186,204.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 24, 2023 was 88,273,567.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2022 are incorporated by reference into Part III of this report………………………………………………………
10-K Part III

CHIMERIX, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2022

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
•our ability to obtain and maintain regulatory approval of our current and future product candidates, and any related restrictions, requirements, including the need to develop a companion diagnostic, limitations, and/or warnings in the label of an approved product candidate;
•our ability to obtain funding for our operations;
•our ability to leverage external capital to develop our early-stage pipeline of product candidates;
•the election of the U.S. government to exercise future procurement options for TEMBEXA®;
•the potential for royalty and milestone revenue from our strategic collaborations;
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
•our ability to enter into transactions to build our product candidate pipeline; and
•the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

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

•We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.
•All of our product candidates are still under clinical development and may not obtain regulatory approval or be successfully commercialized.
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

•If we obtain regulatory approval for any of our product candidates, including ONC201, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.
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
•The anticipated benefits of the sale of our TEMBEXA assets to Emergent Biodefense Operations Lansing LLC, (Emergent) may not be realized fully or at all or may take longer to realize than expected. Our ability to receive future contingent consideration from the sale depends on, among other things, Emergent’s ability to successfully develop and commercialize TEMBEXA.
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

Preclinical
Phase 1
Phase 2
Registrational
Approved
ONC201 (Dordaviprone)
H3 K27M-mutant glioma (orphan drug,[1] fast track[2] and rare pediatric disease designations[3])
IITs- signal finding, multiple oncology indications/combinations
ONC206
CNS[4] tumors
ONC212
IND-enabling studies
CMX521
SARS-CoV-2
TEMBEXA® partnered with Emergent BioSolutions
Smallpox (orphan drug designation)
APPROVED June 4, 2021

1. Malignant glioma
2. Adult recurrent H3 K27M-mutant high-grade glioma
3. H3 K27M-mutant glioma
4. Central Nervous System

Imipridones and ONC201 (dordaviprone)

Imipridones are a potential new class of selective cancer therapies. These drug candidates bind specifically with G protein-coupled receptors (GPCRs) and mitochondrial caseinolytic protease P (ClpP), which may result in cancer cell death. The imipridone chemical scaffold provides an opportunity to target GPCRs and ClpP with differential specificity and function. This presents an opportunity to develop potential imipridone therapies broadly within cancer and other diseases.

ONC201 (International Nonproprietary Name (INN): dordaviprone) binds with specificity to Dopamine Receptor D2 (DRD2) and ClpP. ONC201 has been shown to selectively induce cell death in cancer cells by binding to and differentially altering activity of DRD2 and ClpP.

ONC201 Development Program

Following recent interactions with FDA, we believe the best path to approval for ONC201 is successful execution of the Phase 3 ACTION study. Interim data is expected in early 2025, and final data in 2026.

Phase 3 ACTION Study of ONC201

In November 2022, Chimerix announced the launch of its Phase 3 ACTION study at the annual Society for Neuro-Oncology (SNO) conference. The ACTION trial enrolls patients shortly after they have completed front-line radiation therapy that is the standard of care for glioma. The study is designed to enroll 450 patients randomized 1:1:1 to receive ONC201 at one of two dosing frequencies or placebo. Participants will be randomized to receive either: (i) 625mg of ONC201 once per week (the Phase 2 dosing regimen), (ii) 625mg twice per week on two consecutive days or (iii) placebo. The study is open to pediatric and adult patients >10kg body weight and the dose will be scaled by body weight for patients weighing less than 52.5kg. Primary endpoints include Overall Survival (OS) and progression free survival (PFS). OS will be assessed for efficacy at three alpha-allocated timepoints consisting of two interim assessments by the Independent Data Monitoring Committee (IDMC) at 164 events and 246 events, respectively, and a final assessment at 327 events. The final PFS analysis will be performed after 286 events, with progression assessed using response assessment in neuro-oncology-high grade glioma (RANO HGG) and response assessment in neuro-oncology-low grade glioma (RANO-LGG) criteria by blinded independent central review (BICR). Secondary endpoints include corticosteroid response, performance status response, change from baseline in quality of life

(QoL) assessments and change from baseline in neurologic function as assessed by the Neurologic Assessment in Neuro-Oncology (NANO) scale.

Future Regulatory Interactions

The Company's plan is to initiate a submission to regulators for approval upon a positive overall survival analysis at either of the interim or the final overall survival analyses. The first submission for marketing authorization will likely be initiated in the US with submissions outside the US to follow. In addition, in the event the result of the progression free survival analysis is positive, we would discuss the potential for submission and approval of ONC201 with the regulatory authorities based on this data. The Company plans to engage the US FDA on the need for a companion diagnostic for ONC201 as early as this year.

2022 Society for Neuro-Oncology (SNO) Conference
The SNO conference featured two external presentations that reported longer survival for patients with glioma who received ONC201 compared to patients with glioma who received alternative therapies. One of these presentations, from an academic group led by researchers at the University of Michigan, examined clinical trials and institutional experiences in the United States and Europe for patients who received ONC201. These researchers concluded that patients who received ONC201, either prior to or after disease progression, showed superior outcomes in terms of OS when compared to patients who never received ONC201. For patients who received ONC201 prior to disease progression, the same treatment setting being evaluated in the Phase 3 ACTION study, the median OS was 26.3 months (n=35). This was compared to 12 months for patients who did not receive ONC201 (n=274, p<0.0001). In the recurrent setting, patients treated with ONC201 (n=37) had a median overall survival of 16.2 months compared to 8.1 months for those not treated with ONC201 (n=99, p=0.05). The researchers concluded that ONC201 efficacy was enriched in patients treated prior to recurrence.

Separately, a poster presentation at SNO from xCures evaluated real world outcomes and treatment patterns among patients with Diffuse Midline Glioma (DMG), concluding that patients who received ONC201 survived longer than patients who were not treated with ONC201.

Natural Disease History Study

In addition, in December 2022, the Company reported data from its sponsored Natural Disease History study. The findings of this study support the poor prognosis for recurrent H3 K27M-mutant glioma patients. The study gathered data across eleven sites. The analysis was divided into two separate cohorts.

•Overall Survival Cohort. In relapsed patients who did not receive ONC201, the median overall survival following first disease progression was 5.1 months. This is in contrast to the previously reported ONC201 Phase 2 data set which showed a median OS of 13.7 months from the start of ONC201 treatment following disease progression. Rates of survival at 12 (57% (95% CI: 41 - 70%)) and 24 months (35% (95% CI: 21 - 49%)) in the ONC201 Phase 2 analysis were approximately 2 - 3 times the rates observed in this analysis of patients who did not receive ONC201 (survival at 12 (24% (95% CI: 12-38%)) and 24 months (11% (95% CI: 3.3-24.2))).
•Objective Response Cohort. The Company also evaluated objective response by RANO-HGG criteria in patients who received therapies other than ONC201 but met similar selection criteria used for the Phase 2 analysis of ONC201 designed to isolate single agent responses in the recurrent setting. In the two patients who were evaluable, neither achieved an objective response. The low number of patients who qualified was primarily due to the high prevalence of ONC201, bevacizumab and/or radiotherapy use following relapse, which would confound an objective response determination.

Blinded Independent Central Review (BICR) of ONC201 Patient Data

The ONC201 Phase 2 Efficacy Analysis by BICR in recurrent H3 K27M-mutant DMG demonstrated a 30% best overall response rate by Response Assessment in Neuro-Oncology criteria for high grade glioma (RANO-HGG) and/or low grade glioma (LGG). This data was based on strict criteria to ensure responses were attributable to a single agent. Each response required imaging and clinical criteria and was subject to a dual reader BICR.

RANO-HGG

As shown in the following waterfall plot, the RANO-HGG that quantitatively evaluates neuroimaging with contrast enhancement assessed by dual reader BICR with adjudication determined:

•Overall response rate (ORR) to be 20.0% (95% Confidence Interval (CI): 10.0 - 34%); including one complete response
•Disease control rate to be 40% (95% CI: 26 - 55%)

RANO-LGG

As shown in the following waterfall plot, the RANO-LGG that quantitatively evaluates neuroimaging without contrast enhancement assessed by dual reader BICR with adjudication determined:

•ORR to be 26% (95% CI: 15 - 40%)
•Disease control rate to be 42% (95% CI: 28 - 57%)

The proportion of patients achieving either a RANO-HGG and/or a RANO-LGG response was 30% (95% CI: 17.9 - 44.6%).

Among evaluable patients (those receiving at least 4mg of dexamethasone daily at baseline), 46.7% achieved at least a 50% confirmed reduction in corticosteroid dose. Among evaluable patients (those with a baseline performance status (KPS/LPS) score of 80 or lower), 20.6% achieved a confirmed improvement, indicative of improved quality of life.

Overall survival:
•12 months: 57% (95% CI: 41 - 70%)
•24 months: 35% (95% CI: 21 - 49%)

The cohort was comprised of the first 50 patients enrolled across five ONC201 clinical protocols, who met specific criteria designed to isolate the tumor response from ONC201 monotherapy, based on feedback from the FDA. These patients were two years of age or older, had measurable diffuse midline glioma with the H3 K27M-mutation, and had evidence of disease progression following prior therapy with radiation completed at least 90 days prior to enrollment.

One serious adverse event, considered to be possibly ONC201-related by the investigator and unlikely to be ONC201-related by the sponsor, was identified. Full safety data collection and analysis for this cohort is ongoing. Prior safety review of ONC201 identified the most commonly reported adverse events (AEs) as nausea/vomiting, fatigue and decreased lymphocyte counts.

Fast Track Designation by FDA

The FDA has granted ONC201 Fast Track Designation for the treatment of adult recurrent H3 K27M-mutant high-grade glioma, Rare Pediatric Disease Designation for treatment of H3 K27M-mutant glioma, and Orphan Drug Designations for the treatment of glioblastoma and for the treatment of malignant glioma.

ONC201 in Other Cancers

In addition to clinical trials in glioma, ONC201 has been evaluated in an open label Phase 2 investigator-initiated study that treated 30 patients at the Cleveland Clinic with rare neuroendocrine tumors. Paraganglioma patients were enrolled in two cohorts initiating ONC201 either once or twice weekly. A third cohort included patients with other neuroendocrine tumors, including desmoplastic small round cell tumor (DSRCT), dosed weekly with ONC201. The primary endpoint was radiographic response as measured by RECIST criteria. Investigator-assessed data from this study were presented at the annual meeting of the American Society of Clinical Oncology (ASCO) in 2021 and published in the journal Clinical Cancer Research in 2022.

In the cohort of recurrent metastatic paraganglioma patients receiving ONC201 monotherapy once weekly, 50% (5/10) of patients exhibited a partial response (PR) and two additional patients had stable disease (SD) that lasted longer than three months. Five of the 10 patients in this cohort were treated longer than one year. Among the cohort of paraganglioma patients receiving ONC201 twice weekly 1 PR and 7 SD were observed; this cohort includes four of eight patients who crossed over from the weekly dosing cohort. The third cohort of other neuroendocrine tumors included one PR (DSRCT) and two SD (DSRCT; neuroblastoma) that lasted longer than three months. Importantly, across all cohorts there was no decline in Karnofsky Performance Status (KPS) at week 12 for 93% of patients (28/30) and no dose modification due to treatment-related adverse events.

ONC206

ONC206 is an imipridone, DRD2 antagonist and ClpP agonist that has demonstrated enhanced non-competitive DRD2 antagonism relative to ONC201 in preclinical studies and additionally showed disruption of DRD2 homodimers. ONC206 exhibits nanomolar potency and showed anti-tumor activity in preclinical models of difficult-to-treat neuroendocrine tumors, endometrial cancer and high-grade gliomas. In vitro, ONC206 has affected some of the same downstream pathways as ONC201, including activation of the integrated stress response and inhibition of Ras signaling, leading to selective killing of tumor cells.

The first-in-human clinical trial of ONC206 for adults with recurrent primary central nervous system tumors is ongoing at the National Institute of Health (NCT04541082). In addition, the Pacific Pediatric Neuro-Oncology Consortium (PNOC), is conducting a dose escalating clinical trial of ONC206 for pediatric patients with central nervous system tumors.

In March 2023, the Company reported a finding of an investigator- assessed response in a recurrent glioblastoma patient without the H3K27M-mutation who received monotherapy ONC206 has emerged during dose escalation in the PNOC study.

ONC212

ONC212 is an imipridone, investigational agonist of the orphan GPCR tumor suppressor GPR132, as well as ClpP. Similar to the potential downstream effects of ONC201 and ONC206, in vitro studies of ONC212 demonstrate activation of integrated stress response, inhibition of Ras signaling and selective killing of tumor cells. ONC212 showed broad-spectrum activity across both solid tumors and hematological malignancies, including ONC201-refractory pancreatic cancer and leukemias that exhibit high GPR132 and/or ClpP expression.

Initial IND-enabling studies with ONC212 have been completed and are being evaluated to determine next steps, including potentially first-in-human studies.

CMX521

CMX521 is a nucleoside analog antiviral drug candidate for the treatment of SARS-CoV-2. CMX521 is not mutagenic, clastogenic, or associated with mitochondrial toxicity. In addition, oral CMX521 demonstrated a favorable profile in GLP toxicology studies and was well-tolerated up to 2,400 mg in a healthy volunteer Phase 1 study for a different indication.

Pursuant to a 2006 agreement between the Company and The Regents of the University of Michigan (UM), the Company obtained an exclusive, worldwide license to UM’s patent rights in certain inventions related to certain compounds originally synthesized at UM, including CMX521. Under the license agreement, the Company is permitted to research, develop, manufacture and commercialize products utilizing the UM Patent Rights, and to sublicense such rights subject to certain sublicensing fees and royalty payments.

Rapidly Emerging Antiviral Drug Development Initiative (READDI)

The Company is currently working with READDI at the University of North Carolina at Chapel Hill (UNC) which is the co-recipient of a grant for approximately $1.7 million from the state of North Carolina for the development of CMX521 as a potential treatment for SARS-CoV-2. READDI is a global public-private partnership founded at UNC by the UNC Eshelman School of Pharmacy, UNC School of Medicine, Gilling School of Global Public Health, Eshelman Institute for Innovation and the Structural Genomics Consortium. The grant will fund prodrug synthesis and animal studies to optimize delivery of CMX521 to the lungs via a convenient oral formulation. In addition, UNC will conduct COVID-19 disease mouse efficacy models and evaluate lung delivery of the active antiviral.

Chimerix Antiviral Chemical Library

The Chimerix Chemical Library contains over 10,000 heterocyclic ring systems and nucleosides. This library includes approximately 3,500 nucleoside analog compounds, most of which are candidates for lipid conjugation. In a collaboration with the scientists at UNC, we continue to evaluate our library of antiviral molecules to identify candidates that may have the potential to accelerate pandemic preparedness or response to SARS-CoV-2 (e.g. COVID-19) or other potential future pandemics.

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

On August 26, 2022, the Company entered into a procurement contract (the BARDA Agreement) with BARDA for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA® to the U.S. government. The BARDA Agreement consists of a five-year base period of performance and a total contract period of performance (base period plus option exercises) of up to ten years, if necessary.

On September 26, 2022, the Company sold its exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale) to Emergent. Upon closing of the Asset Purchase Agreement for the Asset Sale, the Company received $238 million upfront and could receive additional milestone payment of up to $136.5 million to be paid contingent upon the execution of optional future procurement awards from BARDA and other development milestones. The Company may also earn a 20% royalty on future gross profit of TEMBEXA in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA. The agreement also allows the Company to earn a 15% royalty on all gross profit associated with TEMBEXA sales outside of the United States during the exclusivity period of TEMBEXA on a market-to-market basis.

The Company continues to provide operational support to Emergent in furtherance of its obligations under both the Asset Purchase Agreement (and related agreements) and the BARDA Agreement. The BARDA Agreement was novated to Emergent in December 2022.

Our Strategy

The principal components of our business strategy are to:

•Successfully execute the randomized controlled Phase 3 ACTION study. ONC201 is currently being developed for H3 K27M-mutant diffuse glioma. In November 2022 we initiated ACTION, a randomized, double-blind, placebo-controlled, multi-center Phase 3 international trial for newly diagnosed patients with H3 K27M-mutant diffuse glioma shortly following radiation with targeted enrollment of approximately 450 patients randomized 1:1:1 to receive ONC201 at one of two dosing frequencies or placebo. Available Phase 2 data demonstrate durable responses (as measured by RANO) in recurrent H3 K27M-mutant diffuse midline glioma associated with other forms of clinical benefit. The Phase 2 program was designed to isolate single agent activity in difficult treatment settings. Independent and company sponsored natural disease history studies support a potential survival advantage. The genetically selected patient population limits patient heterogeneity. In the current neuro-oncology community there exists high awareness of ONC201 which we believe will aid in the enrollment of this study.
•Upon approval, successfully commercialize ONC201. Patients with H3 K27M mutant glioma are faced with a terminal disease with no known effective therapeutic options beyond radiation. In the current neuro-oncology community there exists high awareness of ONC201 which we believe will aid in the potential commercialization. The global potential annual revenue of ONC201 for its first indication exceeds ~$750 million, based on our internal estimates.
•Maintain corporate capability and financial flexibility. Our leadership team has successfully executed large-scale clinical studies and regulatory approvals of investigational agents. We intend to continue to leverage external capital to develop our early-stage pipeline consisting of ONC206, ONC212 and derivatives of CMX521.
•Seek opportunities to in-license other development programs. We continue to review transactions designed to build our product candidate pipeline, including, but not limited to, merger or acquisition transactions, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at maximizing stockholder value. There can be no assurance that this review will result in the identification or consummation of any additional transaction.

Significant Agreements

Emergent Biodefense Operations Lansing LLC

On September 26, 2022, the Company completed the Asset Sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale). Emergent paid the Company an upfront cash payment of approximately $238 million upon the closing of the Asset Sale. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Emergent: (i) up to an aggregate of approximately $124 million in milestone payments payable upon the exercise of the options under the BARDA Agreement for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA to the U.S. government; (ii) royalty payments equal to 15% of the gross profits from the sales of TEMBEXA made outside of the United States; (iii) royalty payments equal to 20% of the gross profits from the sales of TEMBEXA made in the United States in excess of 1.7 million treatment courses; and (iv) up to an additional $12.5 million upon the achievement of certain other developmental milestones. The effects of recording certain adjustments associated with contingent consideration related to TEMBEXA have been excluded as the Company has made a policy election to account for these amounts when the contingency has been resolved in accordance with Accounting Standards Codification 450, Contingencies.

The Company continues to provide operational support to Emergent in furtherance of its obligations under both the Asset Purchase Agreement (and related agreements) and the BARDA Agreement. The BARDA Agreement was novated to Emergent LLC in December 2022. Under the Asset Purchase Agreement, the Company recognized approximately $0.5 million of contract revenue for support provided for the twelve months ended December 31, 2022.

The sale of TEMBEXA constitutes a significant disposition of a business, however, the Company determined the disposition does not represent a strategic shift, and accordingly, the Company has not accounted for the disposition as a discontinued operation. The Company recorded a $229.7 million net gain on sale of business in other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the twelve months ended December 31, 2022.

2022 BARDA Procurement and Development Contract

On August 26, 2022, the Company entered into a procurement contract (the BARDA Agreement) with the Biomedical Advanced Research and Development Authority (BARDA) for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA® to the U.S. government. The BARDA Agreement consists of a five-year base period of performance and a total contract period of performance (base period plus option exercises) of up to ten years (if necessary). Under the terms of the BARDA Agreement, the base period activities are valued at approximately $127 million, consisting of an initial shipment of treatment courses of TEMBEXA to be procured and shipped to the U.S. Government for an aggregate purchase price of approximately $115 million, and reimbursement for certain post-marketing activities of approximately $12 million. The options under the BARDA Agreement are valued at approximately $553 million (if all such options are exercised during the 10-year contract period), which consists of options to purchase up to an additional 1.381 million treatment courses of TEMBEXA for an aggregate purchase price of approximately $551 million and funding for certain post-marketing activities of approximately $2 million.

In connection with the sale of the TEMBEXA franchise to Emergent, the BARDA Agreement was novated to Emergent in December 2022. In accordance with federal regulations, the terms of the novation agreement require that the company guarantee the performance of all obligations transferred to Emergent should Emergent not have the ability to deliver on the terms of the BARDA Agreement. In this instance BARDA may request that we perform the obligations in place of Emergent.

TEMBEXA International Supply Agreements

In June 2022, the Company entered into a Supply Agreement (the Supply Agreement) with a third-party outside of North America (the Purchaser), pursuant to which the Company was responsible for supplying to the Purchaser, and the Purchaser was responsible for purchasing from the Company, TEMBEXA treatment courses for use in a jurisdiction outside of the United States. Under the terms of the Supply Agreement, the Purchaser paid the Company an aggregate purchase price of approximately $9.3 million, in two equal installments in June 2022 and July 2022. The Company recognized $9.3 million of procurement revenue under the Supply Agreement for the twelve months ended December 31, 2022.

Additionally, in June 2022, the Public Health Agency of Canada (PHAC) awarded a Contract (the PHAC Contract) to the Company, pursuant to which PHAC agreed to purchase up to approximately $25.3 million (CAD $33.0 million) of TEMBEXA treatment courses for use in Canada. Substantially all of the procurement was delivered and accepted by PHAC in July 2022, completing the performance obligation for those shipments and resulting in $22.6 million of procurement revenue for the twelve months ended December 31, 2022. PHAC assigned the PHAC Contract to Emergent in November 2022. The remaining deliveries of treatment courses were delivered by Emergent and are subject to the royalty terms of the Asset Purchase Agreement applicable to gross profits outside the United States. The Company recognized approximately $0.4 million of royalty revenue in the twelve months ended December 31, 2022.

Merger Agreement with Oncoceutics

On January 7, 2021, we entered into an agreement to acquire Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. As consideration for the acquisition, we (a) paid an upfront cash payment of approximately $25.0 million, (b) issued an aggregate of 8,723,769 shares of our common stock, (c) made an additional cash payment of $14.0 million upon the one year anniversary of the closing of the acquisition, and (d) agreed to make contingent payments up to an aggregate of $360.0 million based on the achievement of certain development, regulatory and commercialization events, as well as additional tiered royalty payments based upon combined future net sales of ONC201 and ONC206 products of 15% up to $750 million in annual revenue and 20% above $750 million in annual revenue, subject to certain reductions, and a contingent payment in the event we receive any proceeds from the sale of a rare pediatric disease priority review voucher based on the Oncoceutics products. Pursuant to the merger agreement we have certain diligence obligations with respect to further development and commercialization of the Oncoceutics product candidates.

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

China Resources Sanjiu Medical & Pharmaceutical Co., Ltd. (CR Sanjiu)

In December 2020, Oncoceutics entered into a license, development and commercialization agreement for ONC201 with China Resources Sanjiu Medical & Pharmaceutical Co., Ltd. (CR Sanjiu). Oncoceutics granted CR Sanjiu an exclusive royalty bearing license to develop and commercialize ONC201 in China, Hong Kong, Macau and Taiwan (CR Sanjiu Territory). We are entitled to receive up to $5.0 million in nonrefundable regulatory milestone payments, and to tiered royalties based on the aggregate annual net sales of all licensed products, as defined in the agreement, in the CR Sanjiu Territory.

Commercial Operations

If ONC201 is approved for H3 K27M-mutant glioma, we plan to commercialize ONC201 in the United States. We anticipate that commercialization would entail a relatively small commercial infrastructure, which may include a contract sales force, partner sales force, or an internally developed commercial organization.

Outside of the United States, subject to obtaining necessary marketing approvals, we may seek to commercialize ONC201 ourselves or through distribution or other collaboration arrangements. If we elect to develop ONC201 for other indications, we will plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs, reimbursement complexities and our available resources.

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

We believe that the key competitive factors that will affect the commercial success of ONC201 and our other product candidates are the efficacy, safety and tolerability profile and the risk-benefit trade-off compared to alternative therapies or procedures. Securing market access and reimbursement will be an important element of product uptake and market penetration. Our commercial opportunity could be negatively impacted if our competitors develop or market products or other technologies that are more effective, better tolerated, safer, more convenient or have greater market access than ONC201 or any product candidate, or obtain regulatory approval for their products more rapidly than we do. In addition, our ability to compete will be affected by the availability of generic products.

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
•Tumor-treating fields such as Optune®; and
•Other investigational agents for the treatment of brain cancer: immunotherapies (CAR-T, durvalumab, VBI-1901, etc), viral therapies (DCVax-L, etc.), targeted agents (panobinostat, paxalisib, MDNA55), and other therapies.

Changes in the health care system may limit our ability to price ONC201 and our other product candidates at a level that would allow recovery of our research and development costs and may impede our ability to generate or maintain a profit.

We believe that ONC201 has potential benefits over existing and potential competitive products, and as a result, we believe that our products should be well positioned to gain adoption if we obtain the required regulatory approvals. However, even with those benefits, we may not be able to make promotional claims that these products are superior to competing products without conducting additional studies, which delivers differentiated data. See “Risk Factors - Risks Related to Commercialization of Our Product Candidates.”

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

Imipridone Patent Portfolio

At February 15, 2023, our worldwide imipridone patent portfolio included:

•416 patents or patent applications related to imipridones that we have acquired rights to through our merger with Oncoceutics, Inc. (owned or in-licensed by Oncoceutics);
•This includes 213 US and foreign issued patents and 65 pending US and foreign applications related to ONC201; and

•Patent protection for ONC201's lead indication is expected to extend into 2037 in the U.S., with the potential for 2042 in the U.S. in the event of full patent term restoration.

Antiviral Patent Portfolio

At February 10, 2023, our worldwide antiviral patent portfolio included:

•28 patents or patent applications that we own or have in-licensed from academic institutions, related to antivirals, which represented a decrease[1] over the number of patents in our patent portfolio at the end of fiscal year 2021;
•This includes 17 US and foreign exclusively and jointly owned patents and 11 US and foreign applications related to antivirals. Granted European patents are counted as one patent and have been validated throughout Europe;
•Five jointly-owned US and foreign patents and seven jointly-owned US patent applications related to our agreement with UM regarding our proprietary Chemical Library; and
•One US patent, one US patent application, one pending PCT application, and one European patent application exclusively owned by Chimerix directed to a morphic form of a compound from the Chemical Library.

Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents across our patent portfolio vary. We believe that our patents and patent applications are important for maintaining the competitive differentiation of our portfolio, enhancing our freedom of action to exclusively sell our products, upon appropriate regulatory approvals, in markets in which we choose to participate, and maximizing our return on research and development investments. No single patent is itself essential to the conduct of our business as a whole.

We also seek to expand our intellectual property portfolio through licensing intellectual property from third parties as we deem appropriate. We have granted, and will continue to grant to others, licenses under our patents when we consider these arrangements to be in our interest.

Manufacturing

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. In the past, we have relied on third-party manufacturers for supply of our product candidates.

We expect that in the future we will rely on such manufacturers for supply of drug substance and drug product that will be used in clinical trials of ONC201, our expanded access program for ONC201 and other clinical trials as well as for commercial purposes should ONC201 be approved. When produced on a commercial scale, we expect that cost-of-goods-sold relating to the imipridone class of assets will generally be in-line with that of other targeted oncology therapies.

The manufacturing processes for ONC201 drug substance and drug product are relatively straight-forward and generally in-line with other small molecule pharmaceutical compounds in terms of cost and complexity. The processes are robust and reproducible and do not require dedicated reactors or specialized equipment. The drug substance process uses common synthetic chemistry and readily available materials, including off-the-shelf and made-to-order starting materials, and is readily transferable. The drug product process uses common excipients and readily available materials, and is also readily transferable.

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

The FDA reviews all NDAs submitted to determine if they are substantially complete before it accepts them for filing; this initial review period prior to accepting the NDA for filing is two months in duration. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA), the FDA has 10 months from the date of accepting the NDA for filing in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs. The review process and the PDUFA goal date may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission without prior agreement reached at a pre-submission meeting.

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

The NDA review and approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

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

U.S. Health Care Laws

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

There have been, and we expect that there will continue to be a number of federal and state proposals and enacted legislation to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA), has had a significant impact on the health care industry. The ACA was enacted in an effort to expand coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare Part D program. However, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. The ACA may be subject to additional judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact ACA.

There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Additionally, the Inflation Reduction Act of 2022 has recently been enacted in an effort to control drug pricing for drugs that are covered by Medicare. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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
•the prevalence of the condition in the EU must not be more than five in 10,000 or it must be unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development; and
•no satisfactory method of diagnosis, prevention or treatment of the condition concerned can be authorized, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
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

The applicant is obliged to submit an annual report to the EMA every year after their medicine has been granted orphan designation. The annual report needs to provide information on the status of the development of the medicine, such as a review of ongoing clinical studies, a description of the investigation plan for the coming year and any anticipated or current problems in the process, difficulties in testing and potential changes that may have an impact on the medicine’s orphan designation.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 89 full-time employees, which is prior to the effective date of the previously announced reduction in force of approximately 25%. Of these employees, 70 employees are engaged in research and development activities and 19 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Risks Related to Our Financial Condition and Need For Additional Capital

Except for the third quarter of 2022, we have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future.

We are a biopharmaceutical company focused primarily on developing ONC201 for the treatment of H3 K27M-mutant glioma as we also evaluate programs to advance from our earlier stage pipeline. We have incurred significant net losses in each year since our inception prior to 2022, including a net loss of $173.2 million and $43.5 million for the twelve months ended December 31, 2021 and 2020, respectively. Our profitability for the twelve months ended December 31, 2022 was due primarily to a non-recurring event, the closing of our Asset Sale with Emergent. As of December 31, 2022, we had an accumulated deficit of approximately $713.4 million.

To date, with the exception of the Asset Sale, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees, the sales of TEMBEXA product and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We may continue to incur losses and negative cash flows for the foreseeable future. The size of any loss will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial expenses as we seek to:

•continue development and manufacturing activities related to imipridones, including ONC201 for the treatment of H3 K27M-mutant glioma, and other potential indications;
•obtain regulatory approvals for ONC201 and other imipridones;
•scale-up manufacturing capabilities for ONC201 and other imipridones;
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

We obtained regulatory approval for and initially commercialized TEMBEXA, however, none of our other product candidates have been commercialized. We may not succeed in developing additional product candidates or commercializing any product candidate. If we do not successfully develop or commercialize any product candidate, or if revenues from any products that do receive regulatory approvals are insufficient, we will not achieve profitability and our business may fail. In addition to these risks in the United States, assuming regulatory approval in other geographies, our revenues are also dependent upon the size of markets outside of the United States, as well as our ability to obtain market approval and achieve commercial success outside of the United States.

Although we achieved profitability in 2022 as a result of the closing of our Asset Sale with Emergent, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to activate, enroll, and complete, and we may never successfully enroll a sufficient number of patients or generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of any product candidate is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of any product candidate is delayed because we are required by the FDA or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate, or we decide to conduct additional studies or trials for strategic reasons.

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

In January 2021, we acquired Oncoceutics, Inc. (Oncoceutics), a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. Oncoceutics’ lead product candidate, ONC201, is currently being evaluated in multiple clinical studies including in the recently launched Phase 3 ACTION study, a registrational study for H3 K27M-mutant glioma.

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

Our Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank, effective January 31, 2022, requires us to comply with certain financial covenants, including requiring that we maintain specified liquidity and cash levels at certain times. The Loan Agreement also requires us to comply with a number of other covenants (affirmative and negative), including restrictive covenants that limit our ability to, among other things, incur additional indebtedness; merge or consolidate with or into any other organization or otherwise suffer a change in control; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; and transfer a material portion of our assets, in each case subject to exceptions. Our obligations under the Loan Agreement are secured by a first priority perfected security interest in substantially all of our assets other than our intellectual property, subject to certain exceptions.

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

If we default under the credit facility, Silicon Valley Bank may accelerate all of our repayment obligations, which may require us to seek additional or alternate financing and/or modify our operational plans. We cannot guarantee that we will be able to comply with all of the covenants contained in the Loan Agreement in the future, or secure waivers if or when required. If we are unable to comply with or obtain a waiver of any noncompliance under the Loan Agreement, Silicon Valley Bank could declare an event of default or require us to further renegotiate the Loan Agreement on terms that may be significantly less favorable to us, or we may be required to seek additional or alternative financing. If we were to seek additional or alternative financing, any such financing may not be available to us on commercially reasonable terms or at all. If we are unable to access funds to meet those obligations or to renegotiate our agreement, Silicon Valley Bank could foreclose on our pledged assets and we would have to immediately cease operations. In addition, during the continuance of an event of default, the then-applicable interest rate on the then-outstanding principal balance is subject to increase. Upon an event of default, Silicon Valley Bank could also require us to repay the loan immediately, together with a prepayment penalty, and other fees. If we were to renegotiate the agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, Silicon Valley Bank’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Silicon Valley Bank of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

In September 2022, Silicon Valley Bank and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants.

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

In early 2019, we initiated a review of external assets that could be added to our pipeline of product candidates. In January 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, including ONC201. In connection with this transaction, we are responsible for, and bear the future costs of, development and commercialization of the acquired compounds. These costs will be substantial, and we may require additional capital in order to pursue the development and commercialization of these compounds as planned. Moreover, the anticipated benefits of these transactions may never be realized due to the various risks and uncertainties associated with drug development detailed elsewhere in the risk factors. For example, in July 2019, we entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. pursuant to which we acquired exclusive worldwide rights to develop and commercialize DSTAT for any and all uses. In May 2022, we decided to discontinue the development of Dociparstat sodium (DSTAT) and the License and Development Agreement was subsequently terminated.

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

 Risks Related to Clinical Development and Regulatory Approval

All of our product candidates are still under clinical development and may not obtain regulatory approval or be successfully commercialized.

We have not marketed, distributed or sold any of our current product candidates. Our most advanced product candidate is ONC201, which we are developing for the treatment of H3 K27M-mutant glioma. In November 2022, we initiated a Phase 3 clinical study of ONC201, and it is possible that a single trial to support regulatory approval may not be sufficient as the standard is two adequate and well-controlled Phase 3 trials.

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

We may be unable to obtain, or may be delayed in obtaining, regulatory approval for our most advanced clinical candidate: ONC201.

In January 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. Oncoceutic’s lead product candidate, ONC201, is currently being evaluated in the Phase 3 ACTION study, and multiple investigator-sponsored clinical studies.

We have reached general agreement with the FDA on the design of the Phase 3 study or studies to support a potential approval for marketing. We have not yet reached agreement with foreign regulators regarding the adequacy of the planned studies, for any of our most advanced clinical candidates, with respect to a potential approval for marketing. We may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before consideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

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

Before obtaining regulatory approval for the sale of our product candidates, including ONC201, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In the case of ONC201, early studies were open label studies of brain tumor patients, whereas the ongoing ACTION study is a double blinded, placebo-controlled, investigational study. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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
•we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks, or other factors outside our control;
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

Adverse events (AEs) caused by our product candidates could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. For example, in our Phase 2 study of ONC201, one serious adverse event, considered to be possibly ONC201-related by the investigator and unlikely to be ONC201-related by the sponsor, was identified. Full safety data collection and analysis for this cohort is ongoing. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates may be negatively impacted.

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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates and we cannot, therefore, predict the timing of any future revenue from any of our product candidates, including ONC201.

We cannot commercialize our product candidates, including ONC201, until the appropriate regulatory authorities have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for any of our product candidates. Delays may occur because we may not be able to obtain accelerated approval for our product candidates and large confirmatory studies may be needed to support accelerated approval or be conducted to pursue a first full approval. For ONC201, a companion diagnostic test may be needed to identify patients with H3 K27M-mutant glioma before approval. Additional delays in the United States may result if any of our product candidates is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In the EU context, an Oral Explanation during MAA review could extend approval timelines and result in a Negative Opinion. A re-examination procedure is available in the EU whereby a Negative Opinion could be over-turned and become a Positive Opinion. New rapporteurs would be selected for the product. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates.

Failure by us or third-party collaborators to successfully develop, validate and obtain regulatory approval for companion diagnostics for use by oncologists could harm our ability to develop and commercialize ONC201.

For ONC201, a standard of care diagnostic test is used to identify patients with H3 K27M-mutant glioma. Currently, that test is only available as a Laboratory Developed Test, or LDT, that has not been cleared or approved by FDA. FDA may require approval of a companion diagnostic in connection with an approval of ONC201 NDA. We intend to rely on third-parties for development of companion diagnostics for commercialization of ONC201, if required. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Any failure by a third-party to obtain FDA clearance or approval for an H3 K27M mutation diagnostic test may impair our ability to meet FDA requirements for ONC201 and subsequently jeopardize or delay a potential marketing authorization.

The FDA may determine that ONC201 or any of our other product candidates, even if approved for the designated rare pediatric disease prior to September 30, 2026, do not meet the eligibility criteria for a priority review voucher.

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

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs that have received rare pediatric disease designation prior to September 30, 2024 currently expires on September 30, 2026. Absent any legislative extension, if the NDA for ONC201 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

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
•mandated healthcare professional payments reporting laws and/or requirements throughout global jurisdictions, including EU member states, in which we conduct research and development and/or other business activities;
•the FDCA which prohibits, among other things, the adulteration or misbranding of drugs and devices;
•the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payers, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require the registration of pharmaceutical sales representatives; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

For example, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. However, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to this executive order, in September 2021, the U.S. Department of Health and Human Services (DHHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions DHHS can take to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, (1) directs the DHHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. While the Inflation Reduction Act of 2022 predominantly focuses on controlling spending of drugs that are covered by Medicare, and our product candidates, if approved, are not expected to target the Medicare population, other similar legislation may be implemented in the future that may be broader in scope and may adversely affect our operations, including our ability to commercialize our product candidates, if approved, successfully. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing DHHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for both Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

•operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, or other factors outside our control;
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

Manufacturing issues may arise that could increase product and regulatory approval costs or delay or impair commercialization of ONC201 or our other product candidates.

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

The anticipated benefits of the sale of our TEMBEXA program and related assets may not be realized fully or at all or may take longer to realize than expected.

In September 2022, we completed the sale of our TEMBEXA program and related assets to Emergent Biodefense Operations Lansing LLC (Emergent). Under the terms of the sale, we are entitled to contingent consideration, including milestone payments and royalties, dependent upon the further development and commercial success of TEMBEXA. Accordingly, our ability to receive the contingent consideration will depend, in part, on Emergent’s ability to successfully develop and commercialize TEMBEXA. If Emergent is unable to successfully or timely integrate TEMBEXA operations into its business, it may not be able to realize the revenue growth, milestone achievements, synergies and other anticipated benefits resulting from the Asset Sale, and consequently, we may not receive all, or any, of the contingent payments under the Purchase Agreement. The milestones set forth in the Purchase Agreement may not be achieved on a timely basis, if at all, and we may not receive any future contingent payments. Any failure to achieve such milestones, or a perception that the milestones may not be achieved, may adversely affect our business and the value of our common stock.

Moreover, in 2019, we entered into a licensing arrangement with SymBio Pharmaceuticals (SymBio), whereby SymBio is responsible for the future development and commercialization of TEMBEXA for human diseases other than orthopoxviruses, including smallpox. In connection with the sale of TEMBEXA worldwide rights to Emergent, our rights and obligations under the SymBio license agreement were assumed by Emergent. We could receive up to $12.5 million from Emergent in brincidofovir regulatory milestones related to the SymBio license agreement. Our right to receive milestone payments under the Asset Purchase Agreement depends on the achievement of certain regulatory milestones by SymBio in the licensed indications.

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

Emergent may not adequately perform according to the terms of the BARDA Contract, and we might be required to guarantee performance of all obligations that Emergent assumed under novation.

As required by U.S. government contracting regulations, the novation agreement for the BARDA Contract includes a clause requiring that Chimerix, as transferor, guarantee Emergent’s performance of the BARDA Contract. If Emergent were to fail to manufacture or deliver treatment courses of TEMBEXA, fail to properly respond to a product recall, or breach other performance obligations, BARDA may require that we perform instead, which may cause us to file claims under our insurance policies, divert the attention of our management from company priorities, expend additional resources engaging vendors, require additional legal agreements with Emergent to enable Chimerix to resume title to TEMBEXA and control of supply chain vendors necessary for performance, incur additional legal fees, among other unplanned expenses which could delay or prevent our completion of our priority clinical programs, as well as result in reputational harm.

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

Risks Related to Commercialization of Our Product Candidates

The commercial success of ONC201, and any other product candidates, will depend upon the acceptance of these products by the medical community, including physicians, patients, pharmacists, health care payers or government agencies.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to sustainably generate revenue.

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

If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold or license with respect to any of our product candidates fails to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable, will go unthreatened by third parties or will adequately protect our products and product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market an approved product under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to any of our product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third-party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license it from the prevailing party, which may not be possible. In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, that such agreements provide adequate protection and will not be breached, that our trade secrets and other confidential proprietary information will not otherwise be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third-party may also cause the third-party to bring counterclaims against us.

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

Risks Related to United States Government Contracts and Grants

Unfavorable provisions in government contracts, may harm our business, financial condition and operating results.

United States government contracts typically contain unfavorable provisions and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. For example, under any contract with the U.S. government, the U.S. government has the power to unilaterally:

•audit and object to any contract-related costs and fees on grounds that they are not allowable under the FAR, and require us to reimburse all such costs and fees;
•suspend or prevent us for a set period of time from receiving new contracts or extending our existing contract based on violations or suspected violations of laws or regulations;
•claim nonexclusive, nontransferable rights to product manufactured and intellectual property developed under the contract and may, under certain circumstances, such as circumstances involving public health and safety, license such inventions to third parties without our consent;
•cancel, terminate or suspend any contract based on violations or suspected violations of laws or regulations;
•terminate any contract in whole or in part for the convenience of the government for any reason or no reason, including if funds become unavailable to the applicable governmental agency;
•reduce the scope and value of any contract;
•decline to exercise an option to continue any contract;
•direct the course of a development program in a manner not chosen by the government contractor;
•require us to perform the option segments even if doing so may cause us to forego or delay the pursuit of other opportunities with greater commercial potential;
•take actions that result in a longer development timeline than expected; and
•change certain terms and conditions in any contract.

The U.S. government also has the right to terminate any contract if termination is in the government’s interest, or if we default by failing to perform in accordance with the milestones set forth in the contract. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed (plus a portion of the agreed fee) and settlement expenses on the work completed prior to termination. Except for the amount of services received by the government, termination-for-default provisions do not permit recovery of fees.

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

Our business is subject to audit by the U.S. government and a negative audit could adversely affect our business.

United States government agencies, such as the DHHS, routinely audit and investigate government contractors and recipients of federal grants. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

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

In 2022, the National Institutes of Health (NIH) Division of Financial Advisory Services (DFAS) initiated a routine audit related to the BARDA development contract. This audit is a scheduled audit and not in response to any allegations of misconduct or impropriety.

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

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of our product candidates, which could cause significant delays or an inability to successfully commercialize them, which could materially harm our business. Patient demand for ONC201 or ONC206 outside of our clinical trial could impair the conduct or delay the completion of our controlled clinical trials. We have amended the protocol of our open expanded access program to focus on patients that are not eligible for the Phase 3 ACTION study. Therefore, the Phase 3 ACTION study will serve as the main mechanism for a patients with newly diagnosed H3 K27M-mutant diffuse glioma following completion of radiotherapy to receive ONC201. This decision could prompt adverse publicity or other disruptions related to potential participants in such expanded access programs.

Competition for Phase 3 ACTION study eligible patients from Investigator Initiated Clinical Trials (IITs) could result in losses.

We currently support the Biological Medicine for Diffuse Intrinsic Pontine Glioma (DIPG) Eradication (BIOMEDE 2) IIT, sponsored by Gustave Roussy, in Paris France. It is a multicenter, randomized open-label phase-3 controlled trial evaluating efficacy of ONC201 in comparison with everolimus (primary objective based on internal comparison) and subsequently to historical controls. Currently, the BIOMEDE 2 study is open to patients who may be otherwise eligible for the Phase 3 ACTION study. The competing enrollment may have a negative effect on our ability to enroll the Phase 3 ACTION Study. Patients may prefer to enroll in the BIOMEDE 2 IIT instead of the Phase 3 ACTION study because that study does not contain a placebo control arm. Patient preference for the BIOMEDE 2 IIT could impair the conduct or delay the initiation or completion of the Phase 3 ACTION study. If initiation or completion of the Phase 3 ACTION study is delayed, our development costs may increase, our approval process could be delayed, any periods during which we may have the exclusive right to commercialize ONC201 may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business. We recently worked with another IIT sponsor to amend the protocol to remove potentially Phase 3 ACTION study eligible patients. This decision could prompt adverse publicity or other disruptions related to potential participants in the IITs.

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

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. As of December 31, 2022, approximately 95.9% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

The share reserves under our 2013 Equity Incentive Plan (the 2013 Plan) and 2013 Employee Stock Purchase Plan (ESPP) were previously subject to automatic annual increases on January 1st of each year. In the future, subject to limited exceptions, we will be required to seek stockholder approval of future increases to the number of shares underlying our 2013 Plan (or a successor plan) and ESPP. In the event we are unable to obtain stockholder approval of such future increases, our ability to attract, retain and motivate employees through the use of share-based compensation would be substantially curtailed.

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

We currently carry $15 million per occurrence, and $15 million in the aggregate in product liability insurance covering our United States clinical trials, with additional local coverage as required for the other countries in which we conduct our trials, but not yet extending coverage to commercial sales. Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Based upon shares of common stock outstanding as of December 31, 2022, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 30.8% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Shareholder activism could cause material disruption to our business.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as actions related to financial restructuring, dividends, share repurchases and even sales of assets or the entire company.

For example, our shareholder Rubric Capital Management (Rubric) issued a press release and filed a Schedule 13D in November 2022, in which Rubric expressed a lack of confidence in the Company’s strategic direction. In response, the Company issued a press release in which we stated we do not believe a liquidation of the Company is in the best interests of all of our shareholders as it would deprive them of the significant upside potential of ONC201 and our other assets. We also stated it would be irresponsible to patients with this deadly disease as it would halt critical progress on ONC201. We stated we are confident that the continued successful execution of our strategy is the best path to maximize shareholder value, and that our Board and leadership team regularly consider all opportunities to create or enhance value.

Responding to proxy contests and other actions by Rubric or other activist investors could be costly and time-consuming, disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

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

Pursuant to our 2013 Equity Incentive Plan (the 2013 Plan), our management is authorized to grant stock options to our employees, directors and consultants. In addition, our board of directors may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the terms of our 2013 Employee Stock Purchase Plan (ESPP). To the extent we seek, and our stockholders approve, future increases to the number of shares underlying our 2013 Plan (or a successor plan) and ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall.

We have broad discretion in the use of the net proceeds from our financing transactions and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our financing transactions. Because of the number and variability of factors that will determine our use of the net proceeds from our financing transactions, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we have invested the net proceeds from our financing transactions in investment-grade, interest-bearing securities with maturities less than 24 months. These investments may not yield a favorable return to our stockholders.

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

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, or modified. Any such enactment, interpretation, change or modification could adversely affect us, possibly with retroactive effect. For example, the recently enacted IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. .Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Our federal net operating loss (NOL) carryforwards generated in tax years beginning before January 1, 2018, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as amended by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change federal tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our federal carryforwards and certain other pre-change federal tax attributes (such as research tax credits) to offset our post-change income or taxes could be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited. As a result, we may be unable to use all or a material portion of our state NOL carryforwards and other state tax attributes, which could accelerate or permanently increase state taxes owed.

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

Provisions in our corporate charter documents and under Delaware law could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Performance Graph(1)

The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite Index (CCMP). The graph assumes an initial investment of $100 on December 31, 2017. The comparisons in the graph below are based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock or Indexes.

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
* Assuming the investment of $100 on 12/31/2017 (and the reinvestment of dividends thereafter) in each of (i) Chimerix, Inc.’s common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index.

Stockholders

As of February 24, 2023, there were 72 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. Additionally, the Loan Agreement may prohibit us from declaring or paying dividends.

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

Overview

Chimerix (Chimerix, we, our, us or the Company) is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. The Company is focused on developing imipridones as a potential new class of selective cancer therapies. The most advanced imipridone is dordaviprone (ONC201) which is in clinical-stage development for H3 K27M-mutant glioma as its lead indication. In addition, imipridone ONC206 is currently in dose escalating clinical trials.

Recent Developments

Dordaviprone, ONC201

Launch of the Phase 3 ACTION Study

In November 2022, Chimerix announced the launch of its Phase 3 ACTION study at the annual Society for Neuro-Oncology (SNO) conference. The ACTION trial enrolls patients shortly after they have completed front-line radiation therapy that is the standard of care for glioma. The study is designed to enroll 450 patients randomized 1:1:1 to receive ONC201 at one of two dosing frequencies or placebo. Participants will be randomized to receive either: (i) 625mg of ONC201 once per week (the Phase 2 dosing regimen), (ii) 625mg twice per week on two consecutive days or (iii) placebo. The study is open to pediatric and adult patients >10kg body weight and the dose will be scaled by body weight for patients weighing less than 52.5kg. Primary endpoints include Overall Survival (OS) and progression free survival (PFS). OS will be assessed for efficacy at three alpha-allocated timepoints consisting of two interim assessments by the Independent Data Monitoring Committee (IDMC) at 164 events and 246 events, respectively, and a final assessment at 327 events. The final PFS analysis will be performed after 286 events, with progression assessed using response assessment in neuro-oncology-high grade glioma (RANO HGG) and response assessment in neuro-oncology-low grade glioma (RANO-LGG) criteria by blinded independent central review (BICR). Secondary endpoints include corticosteroid response, performance status response, change from baseline in quality of life (QoL) assessments and change from baseline in neurologic function as assessed by the Neurologic Assessment in Neuro-Oncology (NANO) scale.

Our plan is to initiate a submission to regulators for approval upon a positive overall survival analysis at either of the interim or the final overall survival analyses. The first submission for marketing authorization will likely be initiated in the US with submissions outside the US to follow. In addition, in the event the result of the progression free survival analysis is positive, we would discuss the potential for submission and approval of ONC201 with the regulatory authorities based on this data.

External and Company sponsored natural disease history study supports OS advantage in patients who received ONC201

At the annual SNO conference two external presentations reported an OS advantage in patients who received ONC201. An OS analysis of academic investigators who evaluated clinical trials and institutional experiences in the United States and Europe indicated superior outcomes for patients who received ONC201, either prior to or after disease progression, compared to patients who never received ONC201. For patients who received ONC201 prior to disease progression, the same treatment setting being evaluated in the Phase 3 ACTION study, the median OS for patients who received ONC201 was 26.3 months (n=35). This was compared to 12 months for patients who did not receive ONC201 (n=274, p<0.0001). In the recurrent setting, patients treated with ONC201 (n=37) had a median overall survival of 16.2 months compared to 8.1 months for those not treated with ONC201 (n=99, p=0.05). Authors concluded that ONC201 efficacy was enriched in patients treated prior to recurrence.

Separately, a poster presentation at SNO from xCures evaluated real world outcomes and treatment patterns among patients with DMG, which also concluded ONC201 meaningfully extends OS in patients with DMG. In addition, in December 2022, we reported data from our sponsored Natural Disease History study that supports poor prognosis for recurrent H3 K27M-mutant glioma patients. The study gathered data across eleven sites in patients who did not receive ONC201.

Overall Survival Cohort. In relapsed patients who did not receive ONC201, the median overall survival following first disease progression was 5.1 months. This is in contrast to the previously reported ONC201 Phase 2 data set which showed a median OS of 13.7 months from the start of ONC201 treatment following disease progression. Rates of survival at 12 and 24 months in the ONC201 Phase 2 analysis were approximately 2 - 3 times the rates observed in this analysis of patients who did not receive ONC201.

Objective Response Cohort. The Company also evaluated objective response by RANO-HGG criteria in patients who received therapies other than ONC201 but met similar selection criteria used for the Phase 2 analysis of ONC201 designed to isolate single agent responses. In the two patients who were evaluable, neither achieved an objective response. The low number of patients who qualified was primarily due to the high prevalence of ONC201, bevacizumab and radiotherapy use during that period of relapse, which would confound an objective response determination.

The ONC201 Phase 2 Efficacy Analysis by Blinded Independent Central Review (BICR) in recurrent H3 K27M-mutant DMG demonstrated a 30% Response Assessment in Neuro-Oncology criteria for high grade glioma (RANO HGG) and/or low grade glioma (LGG). This data was based on a strict criteria to ensure responses were attributable to a single agent. Each response required imaging and clinical criteria and subject to a dual reader BICR.

Early Pipeline Development – ONC206, ONC212 and CMX521

ONC206 is a second generation, potentially differentiated imipridone, that has demonstrated anti-cancer activity in pre-clinical models. ONC206 is currently being evaluated in Phase I dose escalation trials in partnership with the National Institutes of Health (NIH) and with the Pacific Pediatric Neuro-Oncology Consortium (PNOC). In March 2023, the Company reported a finding of an investigator-assessed response in a recurrent glioblastoma patient without the H3K27M-mutation who received monotherapy ONC206 has emerged during dose escalation in the PNOC study.

ONC212, which targets GPR132 and ClpP, has completed IND-enabling toxicology studies. Subject to supportive data, we expect to conduct first-in-human trials as next steps. ONC212 is being explored pre-clinically in collaboration with MD Anderson Cancer Center and Brown University.

CMX521

CMX521 is a nucleoside analog antiviral drug candidate for the treatment of SARS-CoV-2. CMX521 is not mutagenic, clastogenic, or associated with mitochondrial toxicity. In addition, oral CMX521 demonstrated a favorable profile in GLP toxicology studies and was well-tolerated up to 2,400 mg in a healthy volunteer Phase 1 study for a different indication.

Pursuant to a 2006, agreement between the Company and The Regents of the University of Michigan (UM), the Company obtained an exclusive, worldwide license to UM’s patent rights in certain inventions related to certain compounds originally synthesized at UM, including CMX521. Under the license agreement, the Company is permitted to research, develop, manufacture and commercialize products utilizing the UM Patent Rights, and to sublicense such rights subject to certain sublicensing fees and royalty payments.

We are currently working with the Rapidly Emerging Antiviral Drug Development Initiative (READDI) at the University of North Carolina at Chapel Hill (UNC) which is the co-recipient of a grant for approximately $1.7 million from the state of North Carolina for the development of CMX521 as a potential treatment for SARS-CoV-2. The grant will fund prodrug synthesis and animal studies to optimize delivery of CMX521 to the lungs via a convenient oral formulation. In addition, UNC will conduct COVID-19 disease mouse efficacy models and evaluate lung delivery of the active antiviral.

TEMBEXA (brincidofovir, BCV)

On September 26, 2022, we closed the Asset Sale with Emergent Biodefense Operations Lansing LLC (Emergent), upon which we received $238 million upfront and could receive additional milestones of up to $136.5 million to be paid contingent upon execution of optional future procurement awards from the Biomedical Advanced Research and Development Authority (BARDA) and other development milestones. We are also entitled to earn a 20% royalty on future gross profit of TEMBEXA in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA. The agreement also allows us to earn a 15% royalty on all gross profit associated with TEMBEXA sales outside of the United States during the exclusivity period of TEMBEXA on a market-to-market basis.

We continue to provide operational support to Emergent in furtherance of our obligations under both the Asset Purchase Agreement (and related agreements) and the BARDA Agreement. The BARDA Agreement was novated to Emergent in December 2023.

Additionally, in light of the on-going transition of TEMBEXA to Emergent, the size of the Company was reduced by approximately 25% in order to focus our development capability and capital allocation to our oncology pipeline.

Business Development Review

In addition to our prior business development transactions, management is continuing to conduct a review and assessment of potential transaction opportunities with the goal of building our product candidate pipeline, including, but not limited to, licensing, merger or acquisition transactions, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at maximizing stockholder value. There can be no assurance that this review will result in the identification or consummation of any additional transaction or action.

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

The Company continues to provide operational support to Emergent in furtherance of the obligations under both the Asset Purchase Agreement (and related agreements) and the BARDA Agreement. The BARDA Agreement was novated to Emergent in December 2022. Under Asset Purchase Agreement, the Company recognized approximately $0.5 million of contract revenue for support provided for the twelve months ended December 31, 2022.

TEMBEXA Procurement Agreements

In June 2022, the Company entered into a Supply Agreement (the Supply Agreement) with a third-party outside of North America (the Purchaser), pursuant to which the Company was responsible for supplying to the Purchaser, and the Purchaser was responsible for purchasing from the Company, TEMBEXA treatment courses for use in a jurisdiction outside of the United States. Under the terms of the Supply Agreement, the Purchaser paid the Company an aggregate purchase price of approximately $9.3 million, in two equal installments in June 2022 and July 2022. The Company recognized $9.3 million of procurement revenue under the Supply Agreement for the twelve months ended December 31, 2022.

Additionally, in June 2022, the Public Health Agency of Canada (PHAC) awarded a Contract (the PHAC Contract) to the Company, pursuant to which PHAC agreed to purchase up to approximately $25.3 million (CAD $33.0 million) of TEMBEXA treatment courses for use in Canada. Substantially all of the procurement was delivered and accepted by PHAC in July 2022, completing the performance obligation for those shipments and resulting in $22.6 million of procurement revenue for the twelve months ended December 31, 2022. PHAC assigned the PHAC Contract to Emergent in November 2022. The remaining deliveries of treatment courses were delivered by Emergent and are subject to the royalty terms of the Asset Purchase Agreement applicable to gross profits outside the United States. The Company recognized approximately $0.4 million of royalty revenue in the twelve months ended December 31, 2022.

BARDA

In February 2011, we entered into a cost-plus fixed fee development contract with BARDA. Under the contract we received $72.5 million in expense reimbursement and $4.6 million in fees. The contract expired in accordance with its terms in September 2021. Under the BARDA contract, we recognized contract revenue of $1.6 million and $5.3 million during the twelve months ended, December 31, 2021 and 2020, respectively.

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

Research and Development Expenses

Since our inception, we have focused our resources primarily on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of any product candidates. Our research and development expenses consist primarily of:

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

	Years Ended December 31,
	2022	2021	2020
Direct research and development expenses	$42,227	$26,808	$19,125
Research and development personnel costs - excluding stock-based compensation	18,615	17,709	11,543
Research and development personnel costs - stock-based compensation	8,267	6,611	2,969
Indirect research and development expenses	2,522	22,689	2,595
Total research and development expenses	$71,631	$73,817	$36,232

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

Imipridones program

In January 2021, we acquired Oncoceutics. In connection with the transaction, we recorded $82.9 million of acquired in-process research and development expenses for the three months ended March 31, 2021, which included $25.0 million for an upfront payment to Oncoceutics, $43.4 million related to the fair value of 8,723,769 shares of common stock issued to Oncoceutics, a $14.0 million promissory note due on the one-year anniversary of the acquisition, and $0.3 million related to transaction costs consisting primarily of legal and professional fees. As we continue to develop and prepare ONC201 for U.S. regulatory approval, we expect to incur significant research and development expense. We also plan to incur development expenses in connection with the continued development of other Oncoceutics compounds, including ONC206 and ONC212.

TEMBEXA (Brincidofovir, BCV)

We developed TEMBEXA for the treatment of smallpox. FDA marketing approval for TEMBEXA was received on June 4, 2021. Under our February 2011 cost-plus-fixed fee development contract with BARDA, we incurred expenses in connection with the development of orthopoxvirus animal models, the demonstration of efficacy and pharmacokinetics of TEMBEXA in the animal models, the conduct of clinical studies for subjects with DNA viral infections, the manufacture and process validation of bulk drug substance and TEMBEXA 100 mg tablets and TEMBEXA 10 mg/mL oral suspension, and submission of the NDAs to the FDA. In addition, we have incurred additional supportive costs for the development of TEMBEXA for smallpox that we did not seek reimbursement for from BARDA. We have incurred costs related to the manufacturing of TEMBEXA for a procurement contract. These costs were expensed as incurred until the June 2021 FDA approval. Following the approval, costs related to the manufacturing of TEMBEXA are recorded and shown as inventories on the Consolidated Balance Sheets. With the sale of TEMBEXA to Emergent all inventory, prepaids and liabilities associated with TEMBEXA were transferred to Emergent as part of the transaction.

Dociparstat sodium (DSTAT)

With the decision to stop development of DSTAT, we are currently in the process of closing our Phase 3 DASH AML trial. Due to the decision to terminate the program we have $1.3 million of accounts payable and contract close-out accruals as of December 31, 2022. We expect the close-out activities related to this program to extend through mid-2023 as we continue treatment for enrolled patients on the trial and close down clinical trial sites.

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

Gain on Sale of Business, Net

Emergent BioSolutions, Inc.

The previously mentioned sale of TEMBEXA constitutes a significant disposition of a business, however, the Company determined the disposition does not represent a strategic shift, and accordingly, the Company has not accounted for the disposition as a discontinued operation. The Company recorded a $229.7 million net gain on sale of business in other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the twelve months ended December 31, 2022.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments.

Share-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $15.3 million, $12.3 million and $5.6 million was recognized in the years ended December 31, 2022, 2021 and 2020, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and our employee stock purchase plan purchase rights.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Annual Report. We believe that our accounting policies relating to revenue recognition, research and development prepaids and accruals, acquired IPR&D, inventories, employee retention credit, investments, share-based compensation and utilization of net operating loss carryforwards are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 to our audited consolidated financial statements included in this Annual Report.

Revenue Recognition

Our revenues generally consist of (i) procurement revenue - revenue related to sales of TEMBEXA prior to the Asset Sale, (ii) contract and grant revenue - revenue generated under federal and private foundation grants and contracts, (iii) licensing revenue - revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements, and (iv) royalty revenue - revenue related to sales of TEMBEXA made by Emergent after the Asset Sale. Revenue is recognized in accordance with the criteria outlined in Accounting Standards Codification (ASC) 606 issued by the Financial Accounting Standards Board (FASB). Following this accounting pronouncement, a five-step approach is applied for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

TEMBEXA Procurement Agreements

In June 2022, the Company entered into the Supply Agreement and the PHAC Contract, pursuant to which the Company was responsible for supplying TEMBEXA (brincidofovir) treatment courses for use outside of the United States. There are no material performance obligations outside of delivery in the agreements, therefore revenue related to these procurement agreements was recognized when the delivery performance obligation was satisfied. Revenue was recognized based on price per treatment course as outlined in the agreements. For the twelve months ended December 31, 2022, the Company recognized $32.0 million of procurement revenue related to these agreements.

The PHAC Contract was assigned to Emergent in November 2022. The remaining deliveries of treatment courses were delivered by Emergent and are subject to the royalty terms of the Asset Purchase Agreement applicable to gross profits outside the United States. The Company recognized approximately $0.4 million of royalty revenue in the twelve months ended December 31, 2022.

Emergent Biodefense Operations Lansing LLC

On September 26, 2022, the Company completed the Asset Sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale). Emergent paid the Company an upfront cash payment of approximately $238 million upon the closing of the Asset Sale. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Emergent: (i) up to an aggregate of approximately $124 million in milestone payments payable upon the exercise of the options under the BARDA Agreement for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA to the U.S. government; (ii) royalty payments equal to 15% of the gross profits from the sales of TEMBEXA made outside of the United States; (iii) royalty payments equal to 20% of the gross profits from the sales of TEMBEXA made in the United States in excess of 1.7 million treatment courses; and (iv) up to an additional $12.5 million upon the achievement of certain other developmental milestones. The effects of recording certain adjustments associated with contingent consideration related to TEMBEXA have been excluded as the Company has made a policy election to account for these amounts when the contingency has been resolved in accordance with Accounting Standards Codification 450, Contingencies.

The Company continues to provide operational support to Emergent in furtherance of its obligations under both the Asset Purchase Agreement (and related agreements) and the BARDA Agreement. The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized approximately $0.5 million of contract revenue for support provided for the twelve months ended December 31, 2022.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, we entered into a contract with BARDA for the advanced development of TEMBEXA as a medical countermeasure in the event of a smallpox release. Under the contract, we received $72.5 million in expense reimbursement and $4.6 million in fees over the performance of one base segment and four option segments. Exercise of each option segment was solely at the discretion of BARDA. The Company assessed the services in accordance with the authoritative guidance and concluded that there was a potential of five separate contracts (one base segment and four option segments) within this agreement, each of which had a single performance obligation. All option segments (one through four) were exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, was allocated to the single performance obligation for each contract. The transaction price was recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurred as qualifying research activities were conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction was estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoiced BARDA monthly as costs were incurred. Any amounts received in advance of performance were recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The second and third option segments were completed on August 20, 2020. The fourth option segment was completed on September 1, 2021 and the contract has expired in accordance with its terms. Under the BARDA contract, we recognized revenue of $1.6 million and $5.3 million during the twelve months ended, December 31, 2021 and 2020, respectively.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. As a result of its acquisition of Oncoceutics, Inc. (Oncoceutics), the Company became the beneficiary of two federal grant programs and two grant programs with private foundations, of which the federal grant programs ended in the third quarter of 2021. At December 31, 2022, the Company had a deferred revenue balance of $0.2 million related to these grants. Additionally, for the twelve months ended months ended December 31, 2022, the Company recognized $0.5 million of grant revenue related to these grants.

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

Our objective is to reflect the appropriate research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of our research and development efforts. We determine prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. We adjust our rate of research and development expense recognition if actual results differ from our estimates. We make estimates of our prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2022, there had been no material adjustments to our prior period estimates of prepaid and accruals for research and development expenses. Our research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Prior to the Asset Sale, the Company’s inventory consisted of TEMBEXA, which was being manufactured for the treatment of smallpox for potential delivery to the Strategic National Stockpile (SNS) for the U.S. government and to other government agencies. TEMBEXA was approved by the FDA on June 4, 2021, at which time the Company began to capitalize inventory costs associated with TEMBEXA. Prior to FDA approval of TEMBEXA, all costs related to the manufacturing of TEMBEXA were charged to research and development expense in the period incurred as there was no alternative future use.

The Company valued its inventories at the lower of cost or estimated net realizable value. The Company determined the cost of its inventories, which included amounts related to materials, manufacturing costs, shipping and handling costs on a first-in, first-out (FIFO) basis. Work-in-process included all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods included packaged and labelled products. Title to all inventory was transferred to Emergent upon the close of the Asset Sale (as defined above).

Employee Retention Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, the Company is eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $2.0 million employee retention credit during the twelve months ended December 31, 2022 related to labor costs recognized during 2020 and 2021, which is recorded in prepaid expenses and other current assets. For the twelve months ended December 31, 2022, $1.5 million is recorded as a reduction to research and development expenses and $0.5 million is recorded as a reduction to general and administrative expenses. The Company has filed for refunds of the employee retention credits and as of the date of this Annual Report on Form 10-K, it has received $27,000 of refunds and cannot reasonably estimate when it will receive any or all of the remaining refunds.

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

Share-based compensation expense includes stock options, RSUs and employee stock purchase plan purchase rights and has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Income Statement Classification:
Research and development expense	$8,267	$6,611	$2,969
General and administrative expense	7,018	5,649	2,599
Total stock-based compensation expense	$15,285	$12,260	$5,568

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

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2022, 2021, and 2020 are set forth below:

Stock Options

	Years Ended December 31,
	2022	2021	2020
Expected volatility	74.27%	95.84%	93.24%
Expected term (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	1.91%	0.71%	1.24%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$3.33	$6.67	$1.78

Employee Stock Purchase Plan

	Years Ended December 31,
	2022	2021	2020
Expected volatility	104.88%	97.54%	75.39%
Expected term (in years)	1.28	0.71	1.28
Weighted-average risk-free interest rate	2.63%	0.25%	0.37%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$1.97	$6.55	$0.93

Utilization of Net Operating Loss Carryforwards

As of December 31, 2022, we had net operating loss carryforwards for federal and state tax purposes of approximately $394.8 million and $394.4 million, respectively. As of December 31, 2021, we had net operating loss carryforwards for federal and state tax purposes of approximately $637.9 million and $455.4 million, respectively. In addition, we had tax credit carryforwards for federal tax purposes of approximately $26.6 million as of December 31, 2022. Of the $26.6 million, $0.1 million expired in 2022. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50 percent change, by value, in our equity ownership over a three-year period, utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Furthermore, under the Tax Act, as amended by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2022 and December 31, 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and December 31, 2021, together with the changes in those items in dollars and percentages (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	% Change
	2022	2021	Increase/(Decrease)
Revenues:
Procurement revenue	$31,971	$—	$31,971	*
Contract and grant revenue	942	1,928	(986)	(51.1)%
Licensing revenue	536	51	485	951.0
Royalty revenue	375	—	375	*
Total revenues	33,824	1,979	31,845	1,609.1%
Cost of goods sold	447	—	447	*
Gross Profit	33,377	1,979	31,398	1,586.6%
Operating expenses:
Research and development	71,631	73,817	(2,186)	(3.0)%
General and administrative	22,132	18,672	3,460	18.5%
Acquired in-process research and development	—	82,890	(82,890)	(100.0)%
Total operating expenses	93,763	175,379	(81,616)	(46.5)%
Loss from operations	(60,386)	(173,400)	113,014	(65.2)%
Other income (loss):
Interest income and other, net	2,919	164	2,755	1,679.9%
Gain on sale of business, net	229,670	—	229,670	*
Income (loss) before income taxes	172,203	(173,236)	345,439	(199.4)%
Income tax expense	36	—	36	*
Net income (loss)	$172,167	$(173,236)	$345,403	(199.4)%

* Not meaningful or not calculable

Contract, Licensing, Procurement and Royalty Revenue

For the year ended December 31, 2022, total revenues increased to $33.8 million compared to $2.0 million for the year ended December 31, 2021. The increase of $31.8 million, or 1,609.1%, was primarily related to the deliveries under the international TEMBEXA procurement agreements.

Cost of Goods Sold

For the year ended December 31, 2022, cost of goods sold increased to $0.4 million and for the year ended December 31, 2021 we did not record any cost of goods sold. The increase of $0.4 million is attributable to the international TEMBEXA procurement deliveries and the write-off of inventory deemed nonsalable.

Research and Development Expenses

For the year ended December 31, 2022, our research and development expenses decreased to $71.6 million compared to $73.8 million for the year ended December 31, 2021. The decrease of $2.2 million, or 3.0%, was primarily related to the following:

•an increase of $20.3 million related to ONC201 research and development expenses and start-up expenses related to the ACTION Phase 3 study of ONC201 in patients who harbor the H3 K27M-mutation;
•an increase of $3.0 million in compensation expenses, of which $1.7 million is related to non-cash stock compensation expense and $0.8 million relates to the accrual of severance related expenses;

•an increase of $2.5 million for the development of our other pipeline products, ONC206, ONC212, and CMX521; offset by
•a decrease of $20.0 million related to the success milestone payment to Oncoceutics shareholders upon the achievement of a 20% ORR by BICR of ONC201 paid out in 2021;
•a decrease of $4.8 million in DSTAT development costs related to the discontinuation of the DSTAT program; and
•a decrease of $2.5 million in TEMBEXA expense.

General and Administrative Expenses

For the year ended December 31, 2022, our general and administrative expenses increased to $22.1 million compared to $18.7 million for the year ended December 31, 2021. The increase of $3.5 million, or 18.5%, was primarily related to the following:

•an increase of $1.7 million in compensation expenses, of which $1.4 million is related to non-cash stock compensation expense; and
•an increase of $1.8 million primarily related to legal, and consulting expenses, related to the TEMBEXA transactions.

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

Interest Income and Other, Net

For the year ended December 31, 2022, our interest income and other, net was $2.9 million compared to interest income of $0.2 million for the year ended December 31, 2021. The increase of $2.8 million was largely attributable to an increase in interest rates on the increased cash balance from proceeds received during 2022 related to the Asset Sale with Emergent and international TEMBEXA procurement agreements.

Gain on Sale of Business, Net

For the year ended December 31, 2022, we recorded a net gain of $229.7 million related to the sale of the exclusive worldwide rights to brincidofovir, including TEMBEXA and specified related assets to Emergent.

Comparison of the Years ended December 31, 2021 and December 31, 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and December 31, 2020, together with the changes in those items in dollars and percentages (in thousands, except for percentages):

	Years Ended December 31,		Dollar Change	% Change
	2021	2020	Increase/(Decrease)
Revenues:
Contract and grant revenue	$1,928	$5,274	$(3,346)	(63.4)%
Licensing revenue	51	98	(47)	(48.0)%
Total revenues	1,979	5,372	(3,393)	(63.2)%
Operating expenses:
Research and development	73,817	36,232	37,585	103.7%
General and administrative	18,672	13,656	5,016	36.7%
Acquired in-process research and development	82,890	—	82,890	*
Total operating expenses	175,379	49,888	125,491	251.5%
Loss from operations	(173,400)	(44,516)	(128,884)	289.5%
Other income (loss):
Interest income and other, net	164	994	(830)	(83.5)%
Net income (loss)	$(173,236)	$(43,522)	$(129,714)	298.0%

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

Interest Income and Other, Net

For the year ended December 31, 2021, our interest income and other, net was $0.2 million compared to interest income of $1.0 million for the year ended December 31, 2020. The decrease of $0.8 million was largely attributable to amortization of our investment balances offsetting interest earned.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had capital available to fund operations of approximately $266.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of December 31, 2022, we had an accumulated deficit of $713.4 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. As of December 31, 2022, we have not sold any shares of our common stock under the Jefferies Sales Agreement.

On January 20, 2021, we entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 11,765,000 shares (the Shares) of our common stock. The price to the public in this offering was $8.50 per share, and the Underwriters agreed to purchase the Shares from us pursuant to the Underwriting Agreement at a price of $7.99 per share. The net proceeds to us from this offering were approximately $107.8 million, including the exercise in full of the Underwriters’ option to purchase additional shares, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on January 25, 2021.

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC (the 2021 Shelf Registration Statement), which was subsequently amended in March 2022 to convert it to a non-automatic shelf registration statement that we are eligible to use. The amendment to the 2021 Shelf Registration Statement to convert to a non-automatic shelf registration statement. This registration statement enables us to offer for sale, from time to time, in one or more offerings, up to $250 million in the aggregate, of common stock, preferred stock, debt securities, warrants, rights and/or units, and will remain in effect for up to three years from the date it initially became effective. As of December 31, 2022, no sales have been made under the 2021 Shelf Registration Statement.

On January 31, 2022, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank. The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. We have no obligation to draw down any amount under the Credit Facility, and have not drawn down any amount as of December 31, 2022. In September 2022, in connection with the Asset Sale, Silicon Valley Bank and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods (in thousands):

	Years Ended December 31,
Cash sources and uses:	2022	2021	2020
Net cash used in operating activities	$(46,867)	$(99,930)	$(36,038)
Net cash provided by investing activities	70,037	(44,091)	64,713
Net cash provided by financing activities	(12,725)	112,429	1,413
Net increase (decrease) in cash and cash equivalents	$10,445	$(31,592)	$30,088

Operating Activities

Net cash used in operating activities of $46.9 million for the year ended December 31, 2022 was primarily the result of our net income of $172.2 million offset by the change in operating asset and liabilities and add-back of non-cash adjustments. The change in operating assets and liabilities includes an increase in prepaid expenses and other assets of $5.4 million, an increase in inventories of $2.5 million and an increase in accounts receivable of $1.0 million, offset by an decrease in accounts payable and accrued liabilities of $5.5 million. Non-cash adjustments included an adjustment of $229.7 million for the gain on the sale of TEMBEXA and $1.6 million of amortization of discount/premium on investments, offset by the add-back of $15.3 million for stock-based compensation, $0.2 million for amortization of debt issuance costs and $0.1 million of depreciation of property and equipment.

Net cash used in operating activities of $99.9 million for the year ended December 31, 2021 was primarily the result of our $173.2 million net loss offset by the change in operating assets and liabilities and the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts payable and accrued liabilities of $7.1 million and a decrease of $0.3 million in accounts receivable offset by an increase in inventories of $2.8 million and an increase in prepaid expenses and other assets of $2.4 million. Non-cash expenses included add-backs of $43.4 million for the fair value of common stock issued in relation to the Oncoceutics acquisition, $14.0 million for the note payable due on the one-year anniversary of the Oncoceutics acquisition, $12.3 million for stock-based compensation, $0.8 million of amortization of discount/premium on investments, $0.3 million for lease-related amortization and $0.2 million of depreciation of property and equipment.

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

Investing Activities

Net cash provided by investing activities of $70.0 million during the year ended December 31, 2022 was primarily the result of $234.0 million of proceeds from the sale of TEMBEXA, the maturity of $69.5 million in short-term investments and the sale of $7.7 million of short-term investments, offset by purchases of $183.2 million of short-term investments and the purchase of $57.8 million of long-term investments. Net cash used by investing activities of $44.1 million during the year ended December 31, 2021 was primarily the result of purchases of short-term and long-term investments, offset by maturities and sales of short-term investments. Net cash provided by investing activities of $64.7 million during the year ended December 31, 2020 was primarily the result of maturities and sales of short-term investments, offset by purchases of short-term investments.

Financing Activities

Net cash used by financing activities of $12.7 million for the year ended December 31, 2022 was primarily the result of the $14.0 million payment of the note payable related to the Oncoceutics acquisition and the payment of $0.2 million of debt issuance costs, partially offset by $1.5 million from the exercise of stock options and purchases under the ESPP. Net cash provided by financing activities of $112.4 million for the year ended December 31, 2021 was primarily the result of $107.8 million in proceeds from the issuance of common stock and $4.6 million from the exercise of stock options and purchases under the ESPP. Net cash provided by financing activities of $1.4 million for the year ended December 31, 2020 was primarily the result of $1.4 million from the exercise of stock options and purchases under the ESPP.

Future Funding Requirements

To date, we have generated modest, non-recurring revenue from product sales. Prior to 2022, all of our revenue to date has been derived from government grants and a contract and the receipt of up-front proceeds under our collaboration and license agreements.

To date, we have generated modest, non-recurring revenue from product sales. We do not know when, or if, we will generate any additional revenue from product sales or receive royalties from our partners' product sales. We do not expect to generate significant revenue from product sales unless and until we commercialize ONC201 or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Furthermore, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital requirements for at least the next 12 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

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

MATERIAL CASH REQUIREMENTS

Leases. See Note 4 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information, including the future operating lease minimum payments.

In addition to the amounts set forth above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved, and we are obligated to pay royalties based on future product sales. As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. In connection with the development and commercialization of ONC201, ONC206 and ONC212, in addition to royalties on product sales, we could be required to pay former Oncoceutics securityholders up to an aggregate of $340.0 million in remaining milestone payments, assuming the achievement of all remaining applicable milestone events under the merger agreement.
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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2022 or 2021.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Chimerix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chimerix, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the account or disclosure to which it relates.

Accrued Research and Development Expenses

Description of the Matter	As discussed in Note 1 to the consolidated financial statements, within total accrued liabilities the Company has recorded $6.7 million of accrued research and development expenses, which includes costs resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with its research and development efforts. As the financial terms of these contracts vary by contract and may result in payment flows that do not match the periods over which materials or services are provided, the Company develops estimates to match expenses with the period in which services and efforts are expended. The Company determines the accrual based on discussions with applicable personnel and outside service providers as to the progress or state of clinical trials or other services completed.

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

To evaluate the accrued research and development expenses, our audit procedures included, among others, inspecting the Company’s contracts with the research and development related vendors (including pending change orders) and evaluating the underlying data used in the estimate of the services provided. We also corroborated the progress of research and development related activities through inquiry with the Company’s project managers and with information obtained directly from third party vendors, as well as tested invoices received from vendors subsequent to the balance sheet date.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2008.
Raleigh, NC
March 2, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Chimerix, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Chimerix, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chimerix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Chimerix, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 2, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Raleigh, NC
March 2, 2023

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$25,842	$15,397
Short-term investments, available-for-sale	191,492	72,970
Accounts receivable	1,040	—
Inventories	—	2,760
Prepaid expenses and other current assets	9,764	4,678
Total current assets	228,138	95,805
Long-term investments	48,626	2,022
Property and equipment, net of accumulated depreciation	227	253
Operating lease right-of-use assets	1,964	2,404
Other long-term assets	386	56
Total assets	$279,341	$100,540
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,034	$2,788
Accrued liabilities	17,381	13,108
Note payable	—	14,000
Total current liabilities	20,415	29,896
Loan Fees	250	—
Lease-related obligations	1,819	2,392
Total liabilities	22,484	32,288
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2022 and 2021; 88,054,127 and 86,884,266 shares issued and outstanding at December 31, 2022 and 2021, respectively	88	87
Additional paid-in capital	970,535	953,782
Accumulated other comprehensive loss, net	(337)	(21)
Accumulated deficit	(713,429)	(885,596)
Total stockholders’ equity	256,857	68,252
Total liabilities and stockholders’ equity	$279,341	$100,540

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Procurement revenue	$31,971	$—	$—
Contract and grant revenue	942	1,928	5,274
Licensing revenue	536	51	98
Royalty revenue	375	—	—
Total revenues	33,824	1,979	5,372
Cost of goods sold	447	—	—
Gross Profit	33,377	1,979	5,372
Operating expenses:
Research and development	71,631	73,817	36,232
General and administrative	22,132	18,672	13,656
Acquired in-process research and development	—	82,890	—
Total operating expenses	93,763	175,379	49,888
Loss from operations	(60,386)	(173,400)	(44,516)
Other income (loss):
Interest income and other, net	2,919	164	994
Gain on sale of business, net	229,670	—	—
Income (loss) before income taxes	172,203	(173,236)	(43,522)
Income tax expense	36	—	—
Net income (loss)	172,167	(173,236)	(43,522)
Other comprehensive income (loss):
Unrealized loss on debt investments, net	(316)	(21)	(35)
Comprehensive income (loss)	$171,851	$(173,257)	$(43,557)
Per share information:
Net income (loss), basic	$1.97	$(2.04)	$(0.70)
Net income (loss), diluted	$1.94	$(2.04)	$(0.70)

Weighted-average shares outstanding, basic	87,555,110	84,930,255	62,183,947
Weighted-average shares outstanding, diluted	88,776,147	84,930,255	62,183,947

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2019	61,590,013	$62	$778,693	$35	$(668,838)	$109,952
Share-based compensation	—	—	5,568	—	—	$5,568
Exercise of stock options	409,988	1	986	—	—	$987
Employee stock purchase plan purchases	337,072	—	426	—	—	$426
RSU stock issuance	478,966	—	—	—	—	$—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(35)	—	$(35)
Net loss	—	—	—	—	(43,522)	$(43,522)
Total comprehensive loss						(43,557)
Balance, December 31, 2020	62,816,039	$63	$785,673	$—	$(712,360)	$73,376
Share-based compensation	—	—	12,260	—	—	$12,260
Exercise of stock options	841,775	1	3,830	—	—	$3,831
Employee stock purchase plan purchases	542,931	1	754	—	—	$755
RSU stock issuance	430,002	—	—	—	—	$—
Issuance of common stock related to asset acquisition	8,723,769	9	43,436	—	—	$43,445
Issuance of common stock, net of issuance costs	13,529,750	13	107,829	—	—	$107,842
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(21)	—	$(21)
Net loss	—	—	—	—	(173,236)	$(173,236)
Total comprehensive loss						(173,257)
Balance, December 31, 2021	86,884,266	$87	$953,782	$(21)	$(885,596)	$68,252
Share-based compensation	—	—	15,285	—	—	$15,285
Exercise of stock options	271,079	—	608	—	—	$608
Employee stock purchase plan purchases	535,255	1	860	—	—	$861
RSU stock issuance	363,527	—	—	—	—	$—
Comprehensive income (loss):
Unrealized loss on investments, net	—	—	—	(316)	—	$(316)
Net income	—	—	—	—	172,167	$172,167
Total comprehensive income						171,851
Balance, December 31, 2022	88,054,127	$88	$970,535	$(337)	$(713,429)	$256,857

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$172,167	$(173,236)	$(43,522)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	98	167	402
Amortization of debt issuance costs	233	—	—
Amortization of discount/premium on investments	(1,566)	846	(190)
Share-based compensation	15,285	12,260	5,568
Fair value of common stock issued related to asset acquisition	—	43,445	—
Note payable related to asset acquisition	—	14,000	—
Gain on sale of TEMBEXA	(229,670)	—	—
(Gain) on disposition of assets	—	—	(10)
(Gain) on sale of investments	(1)	(2)	(4)
Lease-related amortization	9	301	(14)
Changes in operating assets and liabilities:
Accounts receivable	(1,040)	340	893
Inventories	(2,467)	(2,760)	—
Prepaid expenses and other assets	(5,419)	(2,352)	1,025
Accounts payable and accrued liabilities	5,504	7,061	(186)
Net cash used in operating activities	(46,867)	(99,930)	(36,038)
Cash flows from investing activities:
Purchases of property and equipment	(71)	(207)	(58)
Purchases of short-term investments	(183,245)	(105,355)	(73,978)
Purchases of long-term investments	(57,810)	(9,594)	—
Proceeds from sales of short-term investments	7,699	4,207	17,287
Proceeds from maturities of short-term investments	69,480	66,858	121,452
Proceeds from sale of TEMBEXA	233,984	—	—
Proceeds from sale of property and equipment	—	—	10
Net cash provided by (used in) investing activities	70,037	(44,091)	64,713
Cash flows from financing activities:
Proceeds from exercise of stock options	608	3,831	987
Proceeds from employee stock purchase plan	860	755	426
Proceeds from issuance of common stock, net of commissions	—	107,843	—
Payments of deferred offering costs	(193)	—	—
Payment of note payable	(14,000)	—	—
Net cash (used in) provided by financing activities	(12,725)	112,429	1,413
Net increase (decrease) in cash and cash equivalents	10,445	(31,592)	30,088
Cash and cash equivalents:
Beginning of period	15,397	46,989	16,901
End of period	$25,842	$15,397	$46,989
Supplemental disclosure of cash flow information
Non-cash purchases of property and equipment	$—	$—	$18

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

Available-for-sale debt securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income and other, net. For the year ended December 31, 2022, approximately $1,000 of realized gains were reclassified from accumulated other comprehensive loss, net in the Consolidated Balance Sheets to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, and long-term investments. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets.

Accounts Receivable

Accounts receivable at December 31, 2022 consisted of royalties earned on sales of TEMBEXA by Emergent and amounts billed under the Company’s grant agreements and transition services agreement with Emergent. Receivables are recorded as qualifying research activities are conducted and invoices from the Company’s vendors are received. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
		December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$17,826	$17,826	$—	$—
Commercial paper	4,998	—	4,998	—
Total cash equivalents	22,824	17,826	4,998	—
Short-term investments
U.S. Treasury securities	38,094	25,271	12,823	—
Commercial paper	127,517	—	127,517	—
Corporate bonds	25,881	—	25,881	—
Total short-term investments	191,492	25,271	166,221	—
Long-term investments
U.S. Treasury securities	48,626	11,685	36,941	—
Total long-term investments	48,626	11,685	36,941	—
Total assets	$262,942	$54,782	$208,160	$—

		Fair Value Measurements
		December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,841	$11,841	$—	$—
Total cash equivalents	11,841	11,841	—	—
Short-term investments
U.S. Treasury securities	7,517	2,523	4,994	—
Commercial paper	34,887	—	34,887	—
Corporate bonds	30,566	—	30,566	—
Total short-term investments	72,970	2,523	70,447	—
Long-term investments
U.S. Treasury securities	2,022	2,022	—	—
Total long-term investments	2,022	2,022	—	—
Total assets	$86,833	$16,386	$70,447	$—

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

On May 15, 2022, we entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with an affiliate of Emergent BioSolutions Inc. (Emergent BioSolutions) for the sale of our exclusive worldwide rights to brincidofovir, including

TEMBEXA® and specified related assets (the Asset Sale). On September 26, 2022, we closed the Asset Sale with Emergent Biodefense Operations Lansing LLC (Emergent), an affiliate of Emergent BioSolutions.

Prior to the sale of TEMBEXA to Emergent, the Company’s inventory consisted of TEMBEXA, which was being manufactured for the treatment of smallpox for potential delivery to the Strategic National Stockpile (SNS) for the U.S. government and to other government agencies. TEMBEXA was approved by the FDA on June 4, 2021, at which time the Company began to capitalize inventory costs associated with TEMBEXA. Prior to FDA approval of TEMBEXA, all costs related to the manufacturing of TEMBEXA were charged to research and development expense in the period incurred as there was no alternative future use.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid research and development expenses	$3,399	$1,726
Interest receivable	643	348
Prepaid insurance	564	450
Other prepaid expenses and current assets	5,158	2,154
Total prepaid expenses and other current assets	$9,764	$4,678

Employee Retention Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, the Company is eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $2.0 million employee retention credit during twelve months ended December 31, 2022 related to labor costs recognized during 2020 and 2021, which is recorded in prepaid expenses and other current assets. For the twelve months ended December 31, 2022, $1.5 million is recorded as a reduction to research and development expenses and $0.5 million is recorded as a reduction to general and administrative expenses. The Company has filed for refunds of the employee retention credits and as of the date of this Annual Report on Form 10-K, it has received $27,000 of refunds and cannot reasonably estimate when it will receive any or all of the remaining refunds.

Deferred Loan Costs

On January 31, 2022 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), by and between the Company, as borrower, and Silicon Valley Bank, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. The Company has no obligation to draw down any amount under the Credit Facility, and has not drawn down any amount as of December 31, 2022.

In September 2022, in connection with the Asset Sale, Silicon Valley Bank and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) 1.50% above the Prime Rate (as defined below) and (ii) 4.75%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “prime rate”. If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Loan Agreement. The Company must also pay an unused line fee equal to 0.25% per annum on the unused portion of the Credit

Facility, payable quarterly in arrears. Upon the termination of the Loan Agreement for any reason prior to the Maturity Date, the Company will be required to pay to the Lender an early termination fee of $0.5 million. The Loan Agreement also requires the Company to pay the Lender a non-refundable commitment fee of $0.5 million, payable in four equal installments beginning on the Effective Date and each anniversary of the Effective Date thereafter until January 31, 2025. As of December 31, 2022, the Company has recorded current deferred loan costs of $0.1 million in prepaid expenses and other current assets and non-current deferred loan costs of $0.3 million in other long-term assets on the Consolidated Balance Sheets. As of December 31, 2022, the Company has recorded a current loan fee liability of $0.2 million in accrued liabilities and a non-current loan fee liability of $0.3 million in loan fees on the Consolidated Balance Sheets.

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

Impairment of Property and Equipment

The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For the twelve months ended December 31, 2022 and 2021, no such write-downs have occurred.

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

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$6,438	$5,491
Accrued research and development expenses	6,691	4,642
Other accrued liabilities	4,252	2,975
Total accrued liabilities	$17,381	$13,108

Revenue Recognition

Policy

The Company’s revenues generally consist of (i) procurement revenue - revenue related to sales of TEMBEXA prior to the Asset Sale (ii) contract and grant revenue - revenue generated under federal and private foundation grants and contracts, (iii) licensing revenue - revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements, and (iv) royalty revenue - revenue related to sales of TEMBEXA made by Emergent after the Asset Sale. Revenue is recognized in accordance with the criteria outlined in Accounting Standards Codification (ASC) 606 issued by the Financial Accounting Standards Board (FASB). Following this accounting pronouncement, a five-step approach is applied for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

TEMBEXA Procurement Agreements

In June 2022, the Company entered into the Supply Agreement and the PHAC Contract, pursuant to which the Company was responsible for supplying TEMBEXA (brincidofovir) treatment courses for use outside of the United States. There are no material performance obligations outside of delivery in the agreements, therefore revenue related to these procurement agreements was recognized when the delivery performance obligation was satisfied. Revenue was recognized based on price per treatment course as outlined in the agreements. For the twelve months ended December 31, 2022, the Company recognized $32.0 million of procurement revenue related to these agreements.

The PHAC Contract was assigned to Emergent in November 2022. The remaining deliveries of treatment courses were delivered by Emergent and are subject to the royalty terms of the Asset Purchase Agreement applicable to gross profits outside the United States. The Company recognized approximately $0.4 million of royalty revenue in the twelve months ended December 31, 2022.

Emergent Biodefense Operations Lansing LLC

On September 26, 2022, the Company completed the Asset Sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale). Emergent paid the Company an upfront cash payment of approximately $238 million upon the closing of the Asset Sale. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Emergent: (i) up to an aggregate of approximately $124 million in milestone payments payable upon the exercise of the options under the BARDA Agreement for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA to the U.S. government; (ii) royalty payments equal to 15% of the gross profits from the sales of TEMBEXA made outside of the United States; (iii) royalty payments equal to 20% of the gross profits from the sales of TEMBEXA made in the United States in excess of 1.7 million treatment courses; and (iv) up to an additional $12.5 million upon the achievement of certain other developmental milestones. The effects of recording certain adjustments associated with contingent consideration related to TEMBEXA have been excluded as the Company has made a policy election to account for these amounts when the contingency has been resolved in accordance with Accounting Standards Codification 450, Contingencies.

The Company continues to provide operational support to Emergent in furtherance of its obligations under both the Asset Purchase Agreement (and related agreements) and the BARDA Agreement. The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized approximately $0.5 million of contract revenue for support provided for the twelve months ended December 31, 2022.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company received $72.5 million in expense reimbursement and $4.6 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment was solely at the discretion of BARDA. The Company assessed the services in accordance with the authoritative guidance and concluded that there was a potential of 5 separate contracts (1 base segment and four option segments) were exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, was allocated to the single performance obligation for each contract. The transaction price was recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurred as qualifying research activities were conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction was estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoiced BARDA monthly as costs were incurred. Any amounts received in advance of performance were recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The second and third option segments were completed on August 20, 2020. The fourth option segment was completed on September 1, 2021 and the contract has expired in accordance with its terms. Under the BARDA contract, we recognized contract revenue of $1.6 million and $5.3 million during the twelve months ended, December 31, 2021 and 2020, respectively.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At December 31, 2022, the Company had a deferred revenue balance of $0.2 million related to these grants. Additionally, for the twelve months ended months ended December 31, 2022 and 2021, the Company recognized $0.5 million and $0.4 million, respectively, of grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the twelve months ended months ended December 31, 2022 and 2021, the Company recognized approximately $0.5 million and $47,000, respectively, of license revenue related to this agreement.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2022, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Gain on Sale of Business, Net

Emergent Biodefense Operations Lansing LLC

The previously mentioned sale of TEMBEXA constitutes a significant disposition of a business, however, the Company determined the disposition does not represent a strategic shift, and accordingly, the Company has not accounted for the disposition as a discontinued operation. The Company recorded a $229.7 million net gain on sale of business in other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the twelve months ended December 31, 2022.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest earned on our cash, cash equivalents and short-term and long-term investments.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through December 31, 2021, and therefore has not recorded any current provision for income taxes. For the year ended December 31, 2022, the Company recorded net income and is expecting a small amount of state income tax expense. As such the Company has recorded a provision for current state income taxes.

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

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate forfeitures and records share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2022, 2021 and 2020, the Company applied a forfeiture rate based on the Company’s historical forfeitures.

401(k) Plan

The Company maintains a defined contribution employee retirement plan (401(k) plan). For the years ended December 31, 2022, 2021 and 2020, the Company recognized expenses for matching contributions of $0.5 million, $0.4 million and $0.3 million, respectively.

Basic and Dilutive Net Loss Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. For the twelve months ended December 31, 2022, the diluted per-share computations reflect the number of additional common stock outstanding that would have been outstanding if the potentially dilutive common stock had been issued. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the twelve months ended December 31, 2021 and 2020.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of non-vested restricted stock, stock options to purchase common stock, and employee stock purchase plan purchase rights as the impact of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 4,672,859, and 1,162,161, for the years ended December 31, 2021 and 2020, respectively.

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

Note 2. Investments

The following tables summarize the Company’s short-term and long-term debt investments (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25,906	$4	$(29)	$25,881
Commercial paper	127,657	36	(176)	127,517
U.S. Treasury securities	86,892	7	(179)	86,720
Total investments	$240,455	$47	$(384)	$240,118

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30,571	$2	$(7)	$30,566
Commercial paper	34,890	2	(5)	34,887
U.S. Treasury securities	9,552	—	(13)	9,539
Total investments	$75,013	$4	$(25)	$74,992

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$22,905	$(29)	$—	$—	$22,905	$(29)
Commercial paper	88,860	(176)	—	—	88,860	(176)
U.S. Treasury securities	67,489	(179)	—	—	67,489	(179)
Total	$179,254	$(384)	$—	$—	$179,254	$(384)
Number of securities with unrealized losses		55		—		55

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$28,362	$(7)	$—	$—	$28,362	$(7)
Commercial paper	8,991	(5)	—	—	8,991	(5)
U.S. Treasury securities	9,539	(13)	—	—	9,539	(13)
Total	$46,892	$(25)	$—	$—	$46,892	$(25)
Number of securities with unrealized losses		18		—		18

The following table summarizes the scheduled maturity for the Company’s debt investments at December 31, 2022 (in thousands):

December 31, 2022
Maturing in one year or less	$191,492
Maturing after one year through two years	48,626
Total debt investments	$240,118

Note 3. Property and Equipment

Property and equipment, net of accumulated depreciation consisted of the following (in thousands):

	December 31,
	2022	2021
Lab equipment	$2,299	$2,341
Leasehold improvements	1,713	1,713
Computer equipment	817	817
Office furniture and equipment	520	520
Property and equipment	5,349	5,391
Less accumulated depreciation	(5,122)	(5,138)
Property and equipment, net of accumulated depreciation	$227	$253

Note 4. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of December 31, 2022 was 3.58 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.7 million and $0.7 million for the twelve months ended December 31, 2022 and 2021, respectively.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of December 31, 2022, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of December 31, 2022 (in thousands):

Assets
Operating Lease Right-of-Use Assets	$1,964

Liabilities
Operating Lease Short-term Liabilities (recorded within Accrued liabilities)	$573
Operating Lease Long-term Liabilities (recorded within Lease-related obligations)	1,819
Total Operating Lease Liabilities	$2,392

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of December 31, 2022
2023	736
2024	759
2025	781
2026	467
Total future minimum rental payments	$2,743
Less amount of lease payments representing interest	351
Total present value of lease payments	$2,392

For the twelve months ended December 31, 2022 and 2021, the Company made lease payments of approximately $0.6 million and $0.5 million, respectively, which are included in operating cash flows.

Sublease

The Company subleased 3,537 square feet of its office space under a non-cancelable operating lease that expired February 2021. For the twelve months ended December 31, 2021, the Company recognized approximately $12,000 of income in Interest income and other, net on the Consolidated Statement of Operations and Comprehensive Loss. As this lease has terminated, there are no future minimum rentals payments to be received.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA. Periodic audits are required under the grant and contract agreements and certain costs may be questioned as appropriate under the agreements. At December 31, 2022 and 2021, the Company had recorded a $0.1 million provision for potential refundable amounts.

Note 5. Stockholders’ Equity (Deficit)

Common Stock

The Company’s common stock consists of 200 million authorized shares at December 31, 2022 and 2021, and 88.1 million and 86.9 million shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2022	2021
For exercise of outstanding common stock options	15,076,365	11,649,594
For delivery upon vesting of outstanding restricted stock units	920,533	896,222
For future equity awards under the 2013 Equity Incentive Plan	1,466,603	2,076,923
For future purchases under the 2013 Employee Stock Purchase Plan	2,186,097	2,298,817
Total shares of common stock reserved for future issuances	19,649,598	16,921,556

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the stock options granted:

	Years Ended December 31,
	2022	2021	2020
Expected volatility	74.27%	95.84%	93.24%
Expected term (in years)	6.0	6.0	6.0
Weighted-average risk-free interest rate	1.91%	0.71%	1.24%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$3.33	$6.67	$1.78

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Total Intrinsic Value
Balance, December 31, 2020	8,913,271	$5.28	7.52
Granted	3,903,750	8.74	—
Exercised	(909,997)	4.69	—
Forfeited	(257,432)	15.12	—
Balance, December 31, 2021	11,649,592	$6.27	7.65
Granted	4,217,275	5.12	—
Exercised	(271,079)	2.24	—
Forfeited	(519,423)	6.93	—
Balance, December 31, 2022	15,076,365	$6.00	7.32	$64,174
Exercisable at December 31, 2022	9,192,591	$6.14	6.59	$42,393
Vested or expected to vest at December 31, 2022	14,204,938	$6.00	7.25	$61,673

As of December 31, 2022, there was approximately $19.6 million of total unrecognized compensation cost related to non-vested stock options granted under the 2013 Plan. That compensation cost is expected to be recognized over a weighted-average period of approximately 2.39 years.

Other information regarding the Company’s stock options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020
Weighted-average grant-date fair value per share of options granted	$3.33	$6.67	$1.78
Total intrinsic value of options exercised	$114	$3,496	$355
Total fair value of shares vested	$12,721	$8,642	$4,188

The following table summarizes, at December 31, 2022, by price range: (1) for stock option awards outstanding under the 2013 Plan, the number of stock option awards outstanding, their weighted-average remaining life and their weighted-average exercise price; and (2) for stock option awards exercisable under the 2013 Plan, the number of stock option awards exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Exercise Price Range ($)	Number	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
1.37 to 2.08	2,418,541	7.42	$2.00	1,655,079	$2.01
2.09 to 3.13	3,260,545	6.71	2.35	2,707,469	2.34
3.14 to 5.60	1,547,105	5.91	4.64	1,326,771	4.63
5.61 to 7.86	3,918,679	8.98	5.81	1,120,141	6.17
7.87 to 53.74	3,931,495	6.67	12.20	2,383,131	14.14
1.37 to 53.74	15,076,365	7.32	$6.00	9,192,591	$6.14

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

The Company has reserved a total of 4,338,936 shares of common stock to be purchased under the ESPP, of which 2,186,097 and 2,298,817 shares remained available for purchase at December 31, 2022 and 2021, respectively. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twenty-four-month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. The Company issued 535,255 and 542,931 shares of common stock pursuant to the ESPP for the years ended December 31, 2022 and 2021, respectively. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the ESPP purchase rights:

	Years Ended December 31,
	2022	2021	2020
Expected volatility	104.88%	97.54%	75.39%
Expected term (in years)	1.28	0.71	1.28
Weighted-average risk-free interest rate	2.63%	0.25%	0.37%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$1.97	$6.55	$0.93

As of December 31, 2022, the Company had a liability of $0.3 million representing employees' contributions to the ESPP.

Restricted Stock Units

For the years ended December 31, 2022 and 2021, the Company issued RSUs to certain employees and consultants which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. For the years ended December 31, 2022 and 2021, the Company issued 363,527 and 430,002 shares of common stock pursuant to the vesting of RSUs, respectively.

A summary of activity related to the Company’s RSUs is as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant-Date Fair Value
Balance, December 31, 2021	896,222	$3.98
Granted	451,250	5.24
Share issuance	(363,527)	3.46
Forfeited	(63,412)	3.83
Balance, December 31, 2022	920,533	$4.82

The total unrecognized compensation cost related to the non-vested RSUs as of December 31, 2022 was $3.6 million and will be recognized over a weighted average period of approximately 2.31 years.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Income Statement Classification:
Research and development expense	$8,267	$6,611	$2,969
General and administrative expense	7,018	5,649	2,599
Total stock-based compensation expense	$15,285	$12,260	$5,568

Cash received from exercises under all share-based payment arrangements for 2022, 2021 and 2020 was $1.5 million, $4.6 million and $1.4 million, respectively. There was no actual tax benefit realized for the tax deductions from exercises of the share-based payment arrangements during 2022, 2021 or 2020.

In December 2022, related to the Company’s announcement of a reduction in workforce, further discussed in Note 10, certain vested stock options were modified to extend their exercise period from 90 days to 12 months. In addition, certain outstanding stock option and RSU grants received accelerated vesting as if the service period of the terminated employee continued for up to an additional 12-month period. Related to this, the Company will record expense totaling approximately $1.0 million ratably from the announcement date through the date of termination with approximately $0.4 million of that total being recognized during the twelve months ended December 31, 2022.

At-The-Market Equity Offering; Shelf Registration Statement

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. We have not sold any shares of our common stock under the Jefferies Sales Agreement.

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which was subsequently amended in March 2022 to convert to a non-automatic shelf registration statement. This registration statement enables us to offer for sale, from time to time, in one or more offerings, up to $250 million in the aggregate, of common stock, debt securities, warrants, rights and/or units, and will remain in effect for up to three years from the date it became effective. As of December 31, 2022, no sales have been made under the shelf registration statement.

Public Offering of Common Stock

On January 20, 2021, the Company entered into an underwriting agreement (the Underwriting Agreement) with Jefferies LLC and Cowen and Company, LLC, as representatives of the several underwriters named therein (collectively, the Underwriters), relating to the issuance and sale of 11,765,000 shares (the Shares) of the Company's common stock. The price to the public in this offering was $8.50 per share, and the Underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $7.99 per share. The net proceeds to the Company from this offering were approximately $107.8 million, including the full exercise of the Underwriters’ option to purchase additional shares, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on January 25, 2021.

Note 6. Income Taxes

Income tax expense has been recorded for the period ended December 31, 2022. No income tax expense or benefit has been recorded for the years ended December 31, 2021 or 2020. This is due to the establishment of a valuation allowance against the deferred tax assets generated during those periods. At December 31, 2022, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

The provision for income tax expense includes the following as of December 31, 2022, 2021, and 2020:

	December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	36	—	—
Total	36	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Total	—	—	—
Total Tax Expense	$36	$—	$—

A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2022, 2021, and 2020 (in thousands, except percentages):

	2022		2021		2020
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$36,163	21.0%	$(36,379)	21.0%	$(9,140)	21.0%
State income taxes	441	0.2%	(8,060)	4.7%	(138)	0.3%
Research and development credits	(3,312)	(1.9)%	(1,565)	0.9%	(1,088)	2.5%
In process R&D	—	—%	26,395	(15.2)%	—	—%
Permanent items	1,135	0.7%	711	(0.4)%	505	(1.2)%
Provision to return adjustments	1,091	0.6%	126	(0.1)%	81	(0.2)%
Effect of change in federal tax rate	—	—%	—	—%	—	—%
Effect of change in state tax rate	4,405	2.6%	3,478	(2.0)%	1,139	(2.6)%
Removal of excess tax benefit	—	—%	—	—%	—	—%
Increase in unrecognized tax benefits	828	0.5%	439	(0.3)%	272	(0.6)%
Current year forfeitures	54	—%	435	(0.3)%	4,026	(9.2)%
Change in valuation allowance	(40,769)	(23.7)%	14,420	(8.3)%	4,343	(10.0)%
Net benefit	$36	—%	$—	—%	$—	—%

The components of deferred tax assets and liabilities at December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Domestic net operating loss carryforwards	$84,147	$138,548
Research and development expenses	1,520	1,191
Capitalized Section 174 expenses	12,425	—
License fees	11,509	14,131
Research and development credits	20,166	17,738
Capital loss carryforwards	428	484
Accrued bonuses	722	888
Share-based compensation	6,132	4,885
Other	1,333	1,457
Total gross deferred tax assets	138,382	179,322
Valuation allowance	(137,936)	(178,705)
Total deferred tax assets	446	617
Deferred tax liabilities:
Right-of-use asset	(446)	(617)
Total deferred tax liabilities	(446)	(617)
Total deferred tax assets and liabilities, net	$—	$—

At December 31, 2022, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $394.8 million and $394.4 million, respectively. At December 31, 2021, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $637.9 million and $455.4 million, respectively. Federal losses of $169.5 million begin to expire in 2035 and $225.3 million of the federal losses carryforward indefinitely. State losses of $391.7 million begin to expire in 2024 and $2.7 million of the state losses carryforward indefinitely. The tax benefit in 2022 related to utilization of net operating loss carryforwards is $51.2 million. In addition, the Company has tax credit carryforwards for federal tax purposes of approximately $26.6 million as of December 31, 2022. Of the $26.6 million, $0.1 million expired in 2022. The Company also has capital loss carryforwards for federal tax purposes of $1.9 million, which begin to expire in 2024. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. Management has recorded a valuation allowance for all of the deferred tax assets due to the uncertainty of future taxable income.

The Company incorporated a subsidiary in the United Kingdom in 2014. However, the subsidiary had zero activity in 2021 and as such, has no undistributed earnings. The Company dissolved the United Kingdom subsidiary in 2021.

The Company incorporated a subsidiary in Ireland during 2018. However, the subsidiary had no activity during 2020, 2021 and 2022, and as such, has no undistributed earnings.

The Company acquired Oncoceutics, Inc. in 2021 and is including the activity for 2022 in its consolidated financial statements.

In general, if the Company experiences a greater than 50% change, by value, in its equity ownership over a three-year period, utilization of its pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the net operating loss carryforwards before utilization and may be substantial. The ability of the Company to use its net operating loss carryforwards may be limited or lost if the Company experiences an ownership change under Section 382 of the Code in connection with offerings or as a result of future changes in its stock ownership. Losses from a specific period may be subject to multiple limitations and would generally be limited by the lowest of those limitations.

The acquired Oncoceutics net operating losses may be subject to limitations under Section 382, however no study has been completed as of the year ended December 31, 2022.

The Company has determined that there may be a future limitation on the Company’s ability to utilize its entire federal R&D credit carryover. Therefore, the Company recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2022 and 2021, as follows (in thousands):

Balance at December 31, 2020	$4,295
Increases related to 2021	391
Increases related to prior periods	48
Balance at December 31, 2021	4,734
Increases related to 2022	828
Increases related to prior periods	—
Balance at December 31, 2022	$5,562

On November 18, 2021, Governor Roy Cooper signed into law the 2021 Appropriations Act which phases out the corporate income tax for North Carolina. The Bill phases out the current 2.5% North Carolina corporate income tax rate over five years starting in 2025, reaching zero by 2030. For tax years beginning on or after January 1, 2025 the rate is 2.25%. The rate decreases to 2% in 2026 and 2027; and to 1% in 2028 and 2029. After 2029, the rate decreases to 0%. As a result of the revised tax rate, the Company adjusted its North Carolina net operating loss deferred tax asset as of December 31, 2021 by applying the revised tax rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $7.1 million in 2021 and $0.6 million in 2022.

The Company has determined that it had no other material uncertain tax benefits for the year ended December 31, 2022. As of December 31, 2022, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal and state income tax examinations for the tax years 2002 through 2022. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022, 2021 and 2020.

The Tax Act subjects a “United States shareholder” for U.S. federal income tax purposes to tax GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in 2019, 2020, 2021 or 2022; therefore, no GILTI tax has been recorded for the years ended December 31, 2021 and 2022.

Note 7. Significant Agreements

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

In connection with the sale of the TEMBEXA franchise to Emergent, the BARDA Agreement was novated to Emergent in December 2022. In accordance with federal regulations, the terms of the novation agreement require that the company guarantee the performance of all obligations transferred to Emergent should Emergent not have the ability to deliver on the terms of the BARDA Agreement. In this instance BARDA may request that we perform the obligations in place of Emergent.

Emergent Biodefense Operations Lansing LLC

On September 26, 2022, the Company completed the Asset Sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale). Emergent paid the Company an upfront cash payment of approximately $238 million upon the closing of the Asset Sale. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Emergent: (i) up to an aggregate of approximately $124 million in milestone payments payable upon the exercise of the options under the BARDA Agreement for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA to the U.S. government; (ii) royalty payments equal to 15% of the gross profits from the sales of TEMBEXA made outside of the United States; (iii) royalty payments equal to 20% of the gross profits from the sales of TEMBEXA made in the United States in excess of 1.7 million treatment courses; and (iv) up to an additional $12.5 million upon the achievement of certain other developmental milestones. The effects of recording certain adjustments associated with contingent consideration related to TEMBEXA have been excluded as the Company has made a policy election to account for these amounts when the contingency has been resolved in accordance with Accounting Standards Codification 450, Contingencies.

The Company continues to provide operational support to Emergent in furtherance of its obligations under both the Asset Purchase Agreement (and related agreements) and the BARDA Agreement. The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized approximately $0.5 million of contract revenue for support provided for the twelve months ended December 31, 2022.

The sale of TEMBEXA constitutes a significant disposition of a business, however, the Company determined the disposition does not represent a strategic shift, and accordingly, the Company has not accounted for the disposition as a discontinued operation. The Company recorded a $229.7 million net gain on sale of business in other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the twelve months ended December 31, 2022. The net gain consists of the following assets and liabilities transferred in accordance with the Asset Purchase Agreement (in thousands):

As of September 26, 2022
Up-front cash payment	$237,987
Liabilities assumed by Emergent	1,423
Inventory transferred to Emergent	(5,227)
Prepaids transferred to Emergent	(511)
Transaction costs incurred	(4,002)
Net gain	$229,670

TEMBEXA Procurement Agreements

In June 2022, the Company entered into a Supply Agreement (the Supply Agreement) with a third-party outside of North America (the Purchaser), pursuant to which the Company was responsible for supplying to the Purchaser, and the Purchaser was responsible for purchasing from the Company, TEMBEXA treatment courses for use in a jurisdiction outside of the United States. Under the terms of the Supply Agreement, the Purchaser paid the Company an aggregate purchase price of approximately $9.3 million, in two equal installments in June 2022 and July 2022. The Company recognized $9.3 million of procurement revenue under the Supply Agreement for the twelve months ended December 31, 2022.

Additionally, in June 2022, the Public Health Agency of Canada (PHAC) awarded a Contract (PHAC Contract) to the Company, pursuant to which PHAC agreed to purchase up to approximately $25.3 million (CAD $33.0 million) of TEMBEXA treatment courses for use in Canada. Substantially all of the procurement was delivered and accepted by PHAC in July 2022, completing the performance obligation for those shipments and resulting in $22.6 million of procurement revenue for the twelve months ended December 31, 2022. PHAC assigned the PHAC Contract to Emergent in November 2022. The remaining deliveries of treatment courses were delivered by Emergent and are subject to the royalty terms of the Asset Purchase Agreement applicable to gross profits outside the United States. The Company recognized approximately $0.4 million of royalty revenue in the twelve months ended December 31, 2022.

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

The fourth option segment ended on September 1, 2021 and the contract has expired in accordance with its terms. For the years ended December 31, 2021 and 2020, the Company recognized contract revenue under this contract of $1.6 million and $5.3 million, respectively.

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

Note 8. DSTAT Contract Close-out

In May 2022, the Company made the decision to discontinue the development of DSTAT for the treatment of AML. Effective July 12, 2022, the Company terminated the License and Development Agreement with Cantex Pharmaceuticals, Inc. As a result, the Company recorded an accrual of expenses to close-out the DSTAT vendor contracts. As of December 31, 2022, on the Consolidated Balance Sheets, the Company has recorded $1.4 million of contract close-out costs in accrued liabilities offset by a vendor credit of $0.1 million in accounts payable, which included additional expense of $0.8 million recorded to research and development expenses for the twelve months ended December 31, 2022, on the Consolidated Statement of Operations after the decision to discontinue to the DSTAT program. These balances are expected to be fully paid over the first half of 2023.

The following table summarizes the contract close-out costs (in thousands) recorded for the twelve months ended December 31, 2022:

Contract Close-out Costs
Research & development	$791
General & administrative	8
Total contract close-out expenses	$799

The following table sets forth the accounts payable and accrual activity for contract close-out costs (in thousands) for the twelve months ended December 31, 2022.

Contract Close-out Costs
Balance at June 30, 2022	$4,539
Revised estimates	$(746)
Payments	$(2,482)
Balance at December 31, 2022	$1,311

Note 9. Oncoceutics Acquisition

On January 7, 2021, we entered into an agreement to acquire Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. As consideration for the acquisition, the Company (a) paid an upfront cash payment of approximately $25.0 million, (b) issued an aggregate of 8,723,769 shares of the Company's common stock, (c) made an additional cash payment of $14.0 million upon the one year anniversary of the closing of the acquisition, and (d) agreed to make contingent payments up to an aggregate of $360.0 million based on the achievement of certain development, regulatory and commercialization events, as well as additional tiered royalty payments based upon future net sales of ONC201 and ONC206 products, subject to certain reductions, and a contingent payment in the event we receive any proceeds from the sale of a rare pediatric disease priority review voucher based on the Oncoceutics products. Pursuant to the merger agreement we have certain diligence obligations with respect to further development and commercialization of the Oncoceutics product candidates.

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

Note 10. Restructuring Costs

In December 2022, the Company made the decision to restructure its operations, which included a reduction in workforce of 20 full-time employees. The Company recorded expense for one-time employee termination benefits of $1.9 million, during the twelve months ended December 31, 2022, which includes $0.4 million of the total $1.0 million of stock compensation expense related to modifications of stock option agreements of employees included in the reduction in workforce that will be expenses ratably from the announcement date through the date of termination. As of December 31, 2022, the Company had a severance accrual balance of $1.4 million.

The following table summarizes the restructuring charges (in thousands) recorded for the twelve months ended December 31, 2022:

Employee Termination Benefits
Research and development	$1,768
General and administrative	86
Total restructuring expenses	$1,854

Note 11. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2022, and events which occurred subsequently but were not recognized in the financial statements.

ITEM. 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2022, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In making the assessment of internal controls over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2023 Annual Meeting of Stockholders (Proxy Statement), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

3. Exhibits. The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:
EXHIBIT INDEX

Exhibit Number	Description of Document
2.1** (16)	Agreement and Plan of Merger, dated January 7, 2021, by and among the Registrant, Oncoceutics, Merger Sub.
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (2)	Amended and Restated Bylaws of the Registrant.
4.1 (1)	Form of Common Stock Certificate of the Registrant.
4.2	Description of Common Stock
10.1+ (1)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.
10.2+(8)
Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice and Form of Restricted Stock Unit Award Agreement and Form of Restricted Stock Unit Award Grant Notice under Chimerix, Inc. 2013 Equity Incentive Plan.

10.3+ (3)	Chimerix, Inc. 2013 Equity Incentive Plan, as amended.
10.4+ (13)	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2013 Equity Incentive Plan
10.5+ (1)	Chimerix, Inc. 2013 Employee Stock Purchase Plan.
10.6+ (14)	Chimerix, Inc. Non-Employee Director Compensation Policy.
10.7+ (11)	Chimerix, Inc. Officer Severance Benefit Plan, as amended.
10.8+ (7)	Directorship Offer Letter to Catherine L. Gilliss dated June 13, 2014.
10.9+ (7)	Directorship Offer Letter to Patrick Machado dated May 30, 2014.
10.10 (1)	Office Lease by and between the Registrant and ACP 2505 Meridian LLC dated September 1, 2007, as amended.
10.11 (4)	Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.
10.12 (6)	Sixth Amendment to Office Lease dated April 28, 2015 by and between the Registrant and IVC Meridian TT O, LLC.
10.13 (8)	Seventh Amendment to Office Lease dated March 10, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.14 (9)	Eighth Amendment to Office Lease dated July 13, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.15 (15)	Ninth Amendment to Office Lease, dated June 24, 2020, by and between the Registrant and BRI 1875 Meridian, LLC.
10.16 (5)	Lease Agreement by and between the Registrant and Northwood RTC LLC dated March 10, 2014.
10.17 (10)	First Amendment to Industrial Building Lease dated December 14, 2017 by and between Registrant and CLPF - Research Center, LLC.
10.18** (15)	Second Amendment to Lease Agreement, dated July 30, 2020, by and between the Registrant and CLPF-Research Center, LLC.
10.19+ (12)	Employment Offer Letter to Michael Sherman dated April 2, 2019.
10.20+ (12)	Employment Offer Letter to Michael Andriole dated April 4, 2019.
10.21+	Employment Offer Letter to Allen Melemed dated May 7, 2020.

10.22+(17)	Employment Offer Letter to Michael A. Alrutz dated May 19, 2012.
10.23** #(18)	Loan and Security Agreement, dated January 31, 2022, by and between the Registrant and Silicon Valley Bank.
10.24**#(19)	Asset Purchase Agreement, dated May 15, 2022, by and between the Company and Emergent BioSolutions Inc.
10.25**#(20)	First Amendment to Asset Purchase Agreement, dated September 26, 2022, by and between the Registrant, Emergent BioSolutions Inc. and Emergent Biodefense Operations Lansing LLC.

21.1	Subsidiaries of Chimerix, Inc.
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Certain confidential information contained in this exhibit, marked by brackets, has been omitted pursuant to Item 601 of Regulation S-K because the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.
(1)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended.
(2)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on December 9, 2022.
(3)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 23, 2014.
(4)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2014.
(5)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on March 14, 2014.
(6)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 11, 2015.
(7)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 6, 2015.
(8)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 2, 2017.
(9)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2017.
(10)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 1, 2018.
(11)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on April 18, 2022.
(12)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on April 10, 2019.
(13)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2019.
(14)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 25, 2020.
(15)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 10, 2020.
(16)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 25, 2021.
(17)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 5, 2019.
(18)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 1, 2022.
(19)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on May 18, 2022.
(20)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on September 28, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimerix, Inc.

Date:	March 2, 2023	By:	/s/ Michael A. Sherman
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

Signature	Title	Date

/s/ Michael A. Sherman	President, Chief Executive Officer and Director	March 2, 2023
Michael A. Sherman	(Principal Executive Officer)

/s/ Michael T. Andriole	Chief Business and Financial Officer	March 2, 2023
Michael T. Andriole	(Principal Financial Officer)

/s/ David Jakeman	Executive Director of Finance and Accounting	March 2, 2023
David Jakeman	(Principal Accounting Officer)

/s/ Martha J. Demski
Martha J. Demski	Chair of the Board of Directors	March 2, 2023

/s/ Catherine L. Gilliss
Catherine L. Gilliss, PhD, RN, FAAN	Member of the Board of Directors	March 2, 2023

/s/ Patrick Machado
Patrick Machado	Member of the Board of Directors	March 2, 2023

/s/ Robert J. Meyer
Robert J. Meyer, MD	Member of the Board of Directors	March 2, 2023

/s/ Fred A. Middleton
Fred A. Middleton	Member of the Board of Directors	March 2, 2023

/s/ Pratik S. Multani
Pratik S. Multani, MD	Member of the Board of Directors	March 2, 2023

/s/ Victoria Vakiener
Victoria Vakiener	Member of the Board of Directors	March 2, 2023