Form 10-Q
period 2023-03-31
CHIMERIX INC
filed 2023-05-04
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 88,583,567.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

Unless otherwise mentioned or unless the context indicates otherwise, as used in this prospectus, the terms “Chimerix,” “the Company,” “we,” “us” and “our” refer to Chimerix, Inc., a Delaware corporation. We have obtained a registered trademark for Chimerix® in the United States. All other trademarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,951	$25,842
Short-term investments, available-for-sale	198,801	191,492
Accounts receivable	668	1,040
Prepaid expenses and other current assets	9,330	9,764
Total current assets	224,750	228,138
Long-term investments	31,322	48,626
Property and equipment, net of accumulated depreciation	267	227
Operating lease right-of-use assets	1,848	1,964
Other long-term assets	346	386
Total assets	$258,533	$279,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,847	$3,034
Accrued liabilities	13,584	17,381
Total current liabilities	16,431	20,415
Loan fees	125	250
Lease-related obligations	1,666	1,819
Total liabilities	18,222	22,484

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 88,583,567 and 88,054,127 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	89	88
Additional paid-in capital	975,254	970,535
Accumulated other comprehensive loss, net	(231)	(337)
Accumulated deficit	(734,801)	(713,429)
Total stockholders’ equity	240,311	256,857
Total liabilities and stockholders’ equity	$258,533	$279,341

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Contract and grant revenue	$234	$—
Licensing revenue	49	15
Total revenues	283	15
Cost of goods sold	—	114
Gross profit	283	(99)
Operating expenses:
Research and development	18,822	19,040
General and administrative	5,679	5,632
Total operating expenses	24,501	24,672
Loss from operations	(24,218)	(24,771)
Other income:
Interest income and other, net	2,846	4
Net loss	(21,372)	(24,767)
Other comprehensive loss:
Unrealized gain (loss) on debt investments, net	106	(52)
Comprehensive loss	$(21,266)	$(24,819)
Per share information:
Net loss, basic and diluted	$(0.24)	$(0.28)

Weighted-average shares outstanding, basic and diluted	88,294,624	87,088,804

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	88,054,127	$88	$970,535	$(337)	$(713,429)	$256,857
Share-based compensation	—	—	4,363	—	—	4,363
Employee stock purchase plan purchases	308,000	1	356	—	—	357
RSU stock issuance	221,440	—	—	—	—	—
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	106	—	106
Net loss	—	—	—	—	(21,372)	(21,372)
Total comprehensive loss						(21,266)
Balance, March 31, 2023	88,583,567	$89	$975,254	$(231)	$(734,801)	$240,311

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2021	86,884,266	$87	$953,782	$(21)	$(885,596)	$68,252
Share-based compensation	—	—	3,708	—	—	3,708
Exercise of stock options	34,406	—	102	—	—	102
Employee stock purchase plan purchases	383,981	—	555	—	—	555
RSU stock issuance	133,527	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(24,767)	(24,767)
Total comprehensive loss						(24,819)
Balance, March 31, 2022	87,436,180	$87	$958,147	$(73)	$(910,363)	$47,798

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,372)	$(24,767)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	22	24
Amortization of debt issuance costs	66	33
Amortization of discount/premium on investments	(2,096)	53
Share-based compensation	4,363	3,708
Gain on sale of investments	—	(1)
Lease-related amortization	(20)	63
Changes in operating assets and liabilities:
Accounts receivable	371	—
Inventories	—	(646)
Prepaid expenses and other assets	441	(1,002)
Accounts payable, accrued liabilities and deferred revenue	(4,000)	(912)
Net cash used in operating activities	(22,225)	(23,447)

Cash flows from investing activities:
Purchases of property and equipment	(62)	—
Purchases of short-term investments	—	(5,258)
Purchases of long-term investments	(6,803)	—
Proceeds from sales of short-term investments	—	7,699
Proceeds from maturities of short-term investments	19,000	51,026
Net cash provided by investing activities	12,135	53,467

Cash flows from financing activities:
Proceeds from exercise of stock options	—	102
Proceeds from employee stock purchase plan	356	556
Payments of debt issuance costs	(157)	(118)
Payment of note payable related to asset acquisition	—	(14,000)
Net cash provided by (used in) financing activities	199	(13,460)
Net (decrease) increase in cash and cash equivalents	(9,891)	16,560
Cash and cash equivalents:
Beginning of period	25,842	15,397
End of period	$15,951	$31,957

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

There was no material re-measurement to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis. For additional information regarding the Company’s investments, please refer to Note 2, “Investments.”

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	March 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$13,272	$13,272	$—	$—
Total cash equivalents	13,272	13,272	—	—
Short-term investments
U.S. treasury securities	60,747	26,463	34,284	—
Commercial paper	115,016	—	115,016	—
Corporate bonds	23,038	—	23,038	—
Total short-term investments	198,801	26,463	172,338	—
Long-term investments
U.S. treasury securities	31,322	10,278	21,044	—
Total long-term investments	31,322	10,278	21,044	—
Total assets	$243,395	$50,013	$193,382	$—

	Fair Value Measurements
	December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$17,826	$17,826	$—	$—
Commercial paper	4,998	—	4,998	—
Total cash equivalents	22,824	17,826	4,998	—
Short-term investments
U.S. treasury securities	38,094	25,271	12,823	—
Commercial paper	127,517	—	127,517	—
Corporate bonds	25,881	—	25,881	—
Total short-term investments	191,492	25,271	166,221	—
Long-term investments
U.S. treasury securities	48,626	11,685	36,941	—
Total long-term investments	48,626	11,685	36,941	—
Total assets	$262,942	$54,782	$208,160	$—

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

The Company valued its inventories at the lower of cost or estimated net realizable value. The Company determined the cost of its inventories, which included amounts related to materials, manufacturing costs, shipping and handling costs on a first-in, first-out (FIFO) basis. Work-in-process included all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods included packaged and labelled products. Title to all inventory was transferred to Emergent upon the close of the Asset Sale.

Employee Retention Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) passed by the United States Congress and signed by the President, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $2.0 million employee retention credit during the three months ended September 30, 2022 related to labor costs recognized during 2020 and 2021, which is recorded in prepaid expenses and other current assets. For the three months ended September 30, 2022, $1.5 million was recorded as a reduction to research and development expenses and $0.5 million was recorded as a reduction to general and administrative expenses. The Company has filed for refunds of the employee retention credits and as of the date of this Quarterly Report on Form 10-Q, it has received $27,000 of refunds and cannot reasonably estimate when it will receive any or all of the remaining refunds.

Deferred Loan Costs

On January 31, 2022 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), by and between the Company, as borrower, and Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. The Company has no obligation to draw down any amount under the Credit Facility, and has not drawn down any amount as of March 31, 2023.

In September 2022, in connection with the Asset Sale, the Lender and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) 1.50% above the Prime Rate (as defined below) and (ii) 4.75%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “Prime Rate”. If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Loan Agreement. The Company must also pay an unused line fee equal to 0.25% per annum on the unused portion of the Credit Facility, payable quarterly in arrears. Upon the termination of the Loan Agreement for any reason prior to the Maturity Date, the Company will be required to pay to the Lender an early termination fee of $0.5 million. The Loan Agreement also requires the Company to pay the Lender a non-refundable commitment fee of $0.5 million, payable in four equal installments beginning on the Effective Date and each anniversary of the Effective Date thereafter until January 31, 2025. As of March 31, 2023, the Company has recorded current deferred loan costs of $0.1 million in prepaid expenses and other current assets and non-current deferred loan costs of $0.3 million in other long-term assets on the Consolidated Balance Sheets. As of March 31, 2023, the Company has recorded a current loan fee liability of $0.2 million in accrued liabilities and a non-current loan fee liability of $0.1 million in loan fees on the Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued research and development expenses	$7,936	$6,691
Accrued compensation	3,348	6,438
Other accrued liabilities	2,300	4,252
Total accrued liabilities	$13,584	$17,381

Revenue Recognition

Policy

The Company’s revenues generally consist of (i) contract and grant revenue—revenue generated under federal and private foundation grants and contracts, (ii) licensing revenue—revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements (iii) royalty revenue—revenue related to sales of TEMBEXA made by Emergent after the Asset Sale, and (iv) procurement revenue—revenue related to sales of TEMBEXA prior to the Asset Sale. Revenue is recognized in accordance with the criteria outlined in Accounting Standards Codification (ASC) 606 issued by the Financial Accounting Standards Board (FASB). Following this accounting pronouncement, a five-step approach is applied for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

Emergent BioSolutions, Inc.

On September 26, 2022, the Company completed the Asset Sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale). Emergent paid the Company an upfront cash payment of approximately $238 million upon the closing of the Asset Sale. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Emergent: (i) up to an aggregate of approximately $124 million in milestone payments payable upon the exercise of the options under the BARDA Agreement for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA to the U.S. government; (ii) royalty payments equal to 15% of all gross profits associated with the sales of TEMBEXA made outside of the United States during the exclusivity period of TEMBEXA on a market-to-market basis; (iii) royalty payments equal to 20% of future gross profits of TEMBEXA made in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA; and (iv) up to an additional $12.5 million upon the achievement of certain other developmental milestones.

The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized $0.2 million of contract revenue for expense reimbursement related to support provided to Emergent for the three months ended March 31, 2023.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At March 31, 2023, the Company has a deferred revenue balance of $0.1 million related to these grants. For the three months ended March 31, 2023, the Company recognized $30,000 of grant revenue and for the three months ended March 31, 2022, the Company recognized no grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $58,000 and $15,000, respectively, of license revenue related to this agreement.

TEMBEXA Procurement Agreements Revenue and Royalty Revenue

In June 2022, the Company entered into the Supply Agreement and the PHAC Contract (as defined in Note 6 below), pursuant to which the Company was responsible for supplying TEMBEXA (brincidofovir) treatment courses for use outside of the United States. There are no material performance obligations outside of delivery in the agreements, therefore revenue related to these procurement agreements was recognized when the delivery performance obligation was satisfied. Revenue was recognized based on price per treatment course as outlined in the agreements. For the three months ended September 30, 2022, the Company recognized $32.0 million of procurement revenue related to these agreements.

The remaining deliveries of treatment courses related to the PHAC Contract were delivered by Emergent and were subject to the royalty terms of the Asset Purchase Agreement applicable to gross profits outside the United States. The Company recognized approximately $0.4 million of royalty revenue in the three months ended December 31, 2022.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2023, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three months ended March 31, 2023 and 2022.

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

Impact of Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach on expected losses to estimate credit losses on certain financial instruments, including trade receivables and available-for-sale debt securities. The new guidance was originally due to become effective for the Company beginning in the first quarter of 2020, however the FASB in November 2019 issued ASU 2019-10 which moved the effective date for smaller reporting companies to the first quarter of 2023. The Company adopted ASU 2016-03 as of January 1, 2023. Given the nature of the Company’s receivables and investment portfolio, adoption of this standard had no impact on the Company's financial position, results of operations or cash flows.

Note 2. Investments

The following tables summarize the Company’s debt investments (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$23,072	$—	$(34)	$23,038
U.S. treasury securities	92,152	55	(138)	92,069
Commercial paper	115,130	9	(123)	115,016
Total investments	$230,354	$64	$(295)	$230,123

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25,906	$4	$(29)	$25,881
Commercial paper	127,657	36	(176)	127,517
U.S. treasury securities	86,892	7	(179)	86,720
Total investments	$240,455	$47	$(384)	$240,118

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	March 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$23,038	$(34)	$—	$—	$23,038	$(34)
Commercial paper	85,101	(123)	—	—	85,101	(123)
U.S. treasury securities	65,693	(138)	—	—	65,693	(138)
Total	$173,832	$(295)	$—	$—	$173,832	$(295)
Number of securities with unrealized losses		51		—		51

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$22,905	$(29)	$—	$—	$22,905	$(29)
Commercial paper	88,860	(176)	—	—	88,860	(176)
U.S. treasury securities	$67,489	$(179)	$—	$—	$67,489	$(179)
Total	$179,254	$(384)	$—	$—	$179,254	$(384)
Number of securities with unrealized losses		55		—		55

The Company invests in high credit quality investments in accordance with its investment policy, which is designed to minimize the possibility of loss. The objective of the Company’s investment policy is to ensure the safety and preservation of invested funds, as well as maintaining liquidity sufficient to meet cash flow requirements. The Company places its excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of its credit exposure. In accordance with its policy, the Company is able to invest in marketable debt securities that may consist of U.S. Government and government agency securities, money market and mutual fund investments, certificates of deposits, municipal and corporate notes and bonds, and commercial paper, among others. The Company’s investment policy requires it to purchase high-quality marketable securities with a maximum individual maturity of two years and requires an average portfolio maturity of no more than 12 months. Some of the securities in which the Company invests may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company schedules its investments with maturities that coincide with expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, the Company does not believe it has a material exposure to interest rate risk arising from its investments. Generally, the Company’s investments are not collateralized. The Company has not realized any significant losses from its investments.

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Unrealized gains and losses on debt investments are recorded to unrealized gain (loss) on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current investments. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term investments. At March 31, 2023, the Company believes that the cost of its investments is recoverable in all material respects. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company’s debt investments at March 31, 2023 (in thousands):

Maturing in one year or less	$198,801
Maturing after one year through two years	31,322
Total debt investments	$230,123

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of March 31, 2023 was 3.34 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2023 and 2022.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of March 31, 2023, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of March 31, 2023 (in thousands):

Assets
Operating lease right-of-use assets	$1,848

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$(590)
Operating lease long-term liabilities (recorded within Lease-related obligations)	(1,666)
Total operating lease liabilities	$(2,256)

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of March 31, 2023
2023	555
2024	759
2025	781
2026	467
Total future minimum rental payments	$2,562
Less amount of lease payments representing interest	306
Total present value of lease payments	$2,256

As of December 31, 2022, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2022
2023	736
2024	759
2025	781
2026	467
Total future minimum rental payments	$2,743
Less amount of lease payments representing interest	351
Total present value of lease payments	$2,392

For the three months ended March 31, 2023 and 2022, the Company made lease payments of approximately $0.2 million and $0.1 million, respectively.

Significance of Revenue Source

The Company was the recipient of federal research contract funds from BARDA, the primary source of the Company’s prior year contract and grant revenue. Periodic audits are required in connection with the Company’s receipt of such funds and certain costs may be questioned as appropriate by BARDA. Accordingly, at March 31, 2023 and December 31, 2022, the Company had recorded a provision for potential refundable amounts of $52,000.

Note 4. Equity Transactions and Share-based Compensation

At-The-Market Equity Offering; Shelf Registration Statement

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. As of March 31, 2023, we have not sold any shares of our common stock under the Jefferies Sales Agreement.

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which was subsequently amended in March 2022 to convert to a non-automatic shelf registration statement. This registration statement enables us to offer for sale, from time to time, in one or more offerings, up to $250 million in the aggregate, of common stock, debt securities, warrants, rights and/or units, and will remain in effect for up to three years from the date it became effective. As of March 31, 2023, no sales have been made under the shelf registration statement.

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increased on January 1, 2023, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or 3.5 million shares. As of March 31, 2023, there was a total of 3.0 million shares reserved for future issuance under the 2013 Plan. The Company issued no shares of common stock pursuant to the exercise of stock options during the three months ended March 31, 2023. The Company issued approximately 34,000 shares of common stock pursuant to the exercise of stock options during the three months ended March 31, 2022.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 4.8 million shares of common stock to be purchased under the ESPP, of which 2.3 million shares remained available for purchase as of March 31, 2023. The number of shares of common stock reserved for issuance automatically increased on January 1, 2023, by an additional 422,535 shares.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 308,000 and 384,000 shares of common stock pursuant to the ESPP during the three months ended March 31, 2023 and 2022, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued approximately 221,000 shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2023. The Company issued approximately 134,000 shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2022.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expense	$2,312	$1,903
General and administrative expense	2,051	1,805
Total share-based compensation expense	$4,363	$3,708

In December 2022, the Company announced a reduction in workforce. As a result, certain vested stock options were modified to extend their exercise period from 90 days to 12 months. In addition, certain outstanding stock option and RSU grants received accelerated vesting as if the service period of the terminated employee continued for up to an additional 12-month period. The Company recorded expense ratably from the announcement date through the date of termination with approximately $0.4 million being recognized during the twelve months ended December 31, 2022 and an additional $0.6 million being recognized during the three months ended March 31, 2023.

In January 2023, the Company extended the post-termination exercise period from 90 days to three years for stock option grants made to non-employee members of our Board of Directors. This extension applies to all future grants as well as all then-outstanding grants. Related to this extension, the Company recorded approximately $0.3 million of expense during the three months ended March 31, 2023.

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0.0% for the year ending December 31, 2023 as the Company incurred losses for the three month period ended March 31, 2023 and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

Due to the Company's history of cumulative losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company cannot currently support that realization of its deferred tax assets is more likely than not. However, the Company feels its deferred tax assets may be used upon the Company becoming profitable.

At March 31, 2023, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 6. Significant Agreements

BARDA 2022 Procurement and Development Contract

On August 26, 2022, the Company entered into a procurement contract, as amended, (the BARDA Agreement) with BARDA for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA® to the U.S. government over a possible 10-year period. The BARDA Agreement consists of a five-year base period of performance and a total contract period of performance (base period plus option exercises) of up to ten years (if necessary). Under the terms of the BARDA Agreement, the base period activities are valued at approximately $127 million, consisting of an initial shipment of 319,000 treatment courses of TEMBEXA to be procured and shipped to the Strategic National Stockpile for an aggregate purchase price of approximately $115 million, and reimbursement for certain post-marketing activities of approximately $12 million. The options under the BARDA Agreement, which are exercised at the sole discretion of BARDA, are valued at approximately $553 million (if all such options are exercised during the 10-year contract period), which consists of options to purchase up to an additional 1.381 million treatment courses of TEMBEXA for an aggregate purchase price of approximately $551 million and funding for certain post-marketing activities of approximately $2 million.

In connection with the sale of the TEMBEXA franchise to Emergent, the BARDA Agreement was novated to Emergent in December 2022. In accordance with federal regulations, the terms of the novation agreement require that the Company guarantee the performance of all obligations transferred to Emergent should Emergent not have the ability to deliver on the terms of the BARDA Agreement. In this instance, BARDA may request that we perform the obligations in place of Emergent.

Emergent BioSolutions, Inc.

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

The period under which the Company was contracted to provide the majority of operational support services to Emergent in furtherance of its obligations under the Asset Purchase Agreement and the BARDA Agreement concluded on March 26, 2023, except for certain services which the parties agreed would continue until the occurrence of a specific event, or in some cases a predetermined end date. The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized approximately $0.2 million of contract revenue for support provided for the three months ended March 31, 2023.

The sale of TEMBEXA constitutes a significant disposition of a business, however, the Company determined the disposition did not represent a strategic shift, and accordingly, the Company did not account for the disposition as a discontinued operation. The Company recorded a $229.7 million net gain on sale of business in other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) in the third quarter of 2022. The net gain consists of the following assets and liabilities transferred in accordance with the Asset Purchase Agreement (in thousands):

As of September 26, 2022
Up-front cash payment	$237,987
Liabilities assumed by Emergent	1,423
Inventory transferred to Emergent	(5,227)
Prepaids transferred to Emergent	(511)
Transaction costs incurred	(4,002)
Net gain	$229,670

TEMBEXA Procurement Agreements

In June 2022, the Company entered into a Supply Agreement (the Supply Agreement) with a third-party outside of North America (the Purchaser), pursuant to which the Company was responsible for supplying to the Purchaser, and the Purchaser was responsible for purchasing from the Company, TEMBEXA treatment courses for use in a jurisdiction outside of the United States. Under the terms of the Supply Agreement, the Purchaser paid the Company an aggregate purchase price of approximately $9.3 million, in two equal installments in June and July 2022. The Company recognized $9.3 million of procurement revenue under the Supply Agreement for the three months ended September 30, 2022.

Additionally, in June 2022, the Public Health Agency of Canada (PHAC) awarded a Contract (PHAC Contract) to the Company, pursuant to which PHAC agreed to purchase up to approximately USD $25.3 million (CAD $33.0 million) of TEMBEXA treatment courses for use in Canada. Substantially all of the procurement was delivered and accepted by PHAC in July 2022, completing the performance obligation for those shipments and resulting in $22.6 million of procurement revenue for the three months ended September 2022. Upon the assignment of the PHAC Contract to Emergent, which requires the consent of PHAC, if the remaining deliveries of treatment courses are made by Emergent, they will be subject to the royalty terms of the Asset Purchase Agreement applicable to gross profits outside the United States. PHAC assigned the PHAC Contract to Emergent in November 2022. The remaining deliveries of treatment courses were delivered by Emergent and are subject to the royalty terms of the Asset Purchase Agreement applicable to gross profits outside the United States. The Company recognized approximately $0.4 million of royalty revenue in the three months ended December 31, 2022.

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

Note 7. DSTAT Contract Close-out

In May 2022, the Company made the decision to discontinue the development of DSTAT for the treatment of AML. Effective July 12, 2022, the Company terminated the License and Development Agreement with Cantex. As a result, the Company recorded an accrual of expenses to close-out the DSTAT vendor contracts. As of March 31, 2023, on the Consolidated Balance Sheets, the Company has recorded $1.1 million of contract close-out costs in accrued liabilities offset by a vendor credit of $0.1 million in accounts payable. These balances are expected to be fully paid over the first half of 2023.

The following table summarizes the contract close-out costs (in thousands) recorded in 2022:

Contract Close-out Costs
Research & development	$791
General & administrative	8
Total contract close-out expenses	$799

The following table sets forth the accounts payable and accrual activity for contract close-out costs (in thousands) for 2022.

Contract Close-out Costs
Balance at June 30, 2022	$4,539
Revised estimates	(746)
Payments	(2,482)
Balance at December 31, 2022	$1,311

The following table sets forth the accounts payable and accrual activity for contract close-out costs (in thousands) for the three months ended March 31, 2023.

Contract Close-out Costs
Balance at December 31, 2022	$1,311
Revised estimates	10
Payments	(250)
Balance at March 31, 2023	$1,071

For the three months ended March 31, 2023, the revised accrual estimates resulted in an increase to research and development expenses of $10,000.

Note 8. Restructuring Costs

In December 2022, the Company made the decision to restructure its operations, which included a reduction in workforce of 20 full-time employees. During the three months ended December 31, 2022, the Company recorded expense for one-time employee termination benefits of $1.9 million, which included a ratable share of the total stock compensation expense that resulted from the modifications of stock option agreements of employees. The total amount of stock compensation expense related to the reduction in workforce equals $1.0 million of which $0.4 million was recorded in the fourth quarter of 2022.

The following table summarizes the restructuring charges (in thousands) recorded for the three months ended December 31, 2022:

Employee Termination Benefits
Research and development	$1,768
General and administrative	86
Total restructuring expenses	$1,854

The following table sets forth the accrual activity for employee termination benefits (in thousands) for the three months ended March 31, 2023:

Employee Termination Benefits
Balance at December 31, 2022	$1,442
Revised estimates	(73)
Payments	(641)
Balance at March 31, 2023	$728

Note 9. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2023, and events which occurred subsequently but were not recognized in the financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on March 2, 2023. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Recent Developments

Dordaviprone, ONC201

Multiple Imipridone Datasets Presented at the American Association for Cancer Research (AACR) Annual Meeting

At the AACR annual meeting in April 2023, Chimerix and its collaborators presented multiple datasets related to the imipridone platform's potential. Key results presented by Dr. Carl Koschmann, MD, Associate Professor of Pediatrics at the University of Michigan, demonstrated that H3 K27M-mutant glioma patients treated with ONC201 experienced a statistically significant reversal of the H3 K27 trimethyl-loss (H3 K27me3-loss) epigenetic signature throughout their tumor compared to patients who did not receive ONC201. Gliomas with the H3 K27M-mutation undergo H3 K27me3-loss, which is a negative prognostic variable among gliomas and thought to be a defining characteristic of the disease. Concordant findings were also reported in preclinical models that were mechanistically linked to specific metabolic changes induced in tumors by ONC201. Other presentations at the conference highlighted preclinical oncology studies related to the imipridone platform performed by Chimerix and collaborators at the Brown University Cancer Center. The ongoing Phase 3 ACTION Study, a global Phase 3 clinical trial of ONC201 in newly diagnosed H3 K27M-mutant diffuse glioma, was also highlighted.

Phase 3 ACTION Study Continues - Enrollment Expanding into Europe with European Union (EU) Study Authorization

The Phase 3 ACTION trial is authorized in nine countries including the United States, the United Kingdom, South Korea, Israel and certain key markets across Western Europe. The trial is still on target to report interim overall survival (OS) and progression free survival (PFS) data in 2025 with final OS data expected in 2026. The ACTION trial enrolls patients shortly after they have completed front-line radiation therapy that is the standard of care for glioma. The study is designed to enroll 450 patients randomized 1:1:1 to receive ONC201 at one of two dosing frequencies or placebo. Participants will be randomized to receive either: (i) 625mg of ONC201 once per week (the Phase 2 dosing regimen), (ii) 625mg twice per week on two consecutive days or (iii) placebo. The study is open to pediatric and adult patients >10kg body weight and the dose will be scaled by body weight for patients weighing less than 52.5kg. Primary endpoints include OS and PFS. OS will be assessed for efficacy at three alpha-allocated timepoints consisting of two interim assessments by the Independent Data Monitoring Committee (IDMC) at 164 events and 246 events, respectively, and a final assessment at 327 events. The final PFS analysis will be performed after 286 events, with progression assessed using response assessment in neuro-oncology-high grade glioma (RANO HGG) and response assessment in neuro-oncology-low grade glioma (RANO-LGG) criteria by blinded independent central review (BICR). Secondary endpoints include corticosteroid response, performance status response, change from baseline in quality of life (QoL) assessments and change from baseline in neurologic function as assessed by the Neurologic Assessment in Neuro-Oncology (NANO) scale.

Our plan is to initiate a submission to regulators for approval upon receipt of positive overall survival data at either of the interim or the final overall survival analyses. The first submission for marketing authorization would likely be initiated in the US with submissions outside the US to follow. In addition, in the event the result of the progression free survival analysis is positive, we would discuss the potential for submission and approval of ONC201 with the regulatory authorities based on this data.

Early Pipeline Development – ONC206, ONC212 and CMX521

ONC206

ONC206 is a second generation, potentially differentiated imipridone DRD2 antagonist ad CLpP agonist, that has demonstrated monotherapy anti-cancer activity in pre-clinical models. ONC206 is currently being evaluated in Phase I dose escalation trials enrolling patients with advanced central nervous system tumors in partnership with the National Institutes of Health (NIH) and with the Pacific Pediatric Neuro-Oncology Consortium (PNOC). In March 2023, the Company reported a finding of an investigator-assessed response that emerged during dose escalation in the PNOC study. The responder is a recurrent glioblastoma patient without the H3K27M-mutation who received monotherapy. ONC206 dose escalation is expected to be completed by the first half of 2024.

Preclinical work is ongoing that is designed to further elucidate the ONC206 mechanism of action, to identify potential pharmacodynamic biomarkers and assess the monotherapy efficacy profile of ONC206 in tumors that do not harbor the H3 K27M-mutation. These activities will inform data-driven clinical development plans.

ONC212

ONC212, which targets GPR132 and ClpP, has completed IND-enabling toxicology studies. ONC212 is being explored pre-clinically in collaboration with MD Anderson Cancer Center and Brown University.

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

We are currently working with the Rapidly Emerging Antiviral Drug Development Initiative (READDI) at the University of North Carolina at Chapel Hill (UNC) for the development of CMX521 as a potential treatment for SARS-CoV-2. UNC which is the co-recipient of a grant for approximately $1.7 million from the state of North Carolina which will defray the majority of the costs on this effort. The grant will fund prodrug synthesis and animal studies to optimize delivery of CMX521 to the lungs via a convenient oral formulation. In addition, UNC will conduct COVID-19 disease mouse efficacy model studies and evaluate lung delivery of the active antiviral.

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

The period under which the Company was contracted to provide the majority of operational support services to Emergent in furtherance of its obligations under the Asset Purchase Agreement and the BARDA Agreement concluded on March 26, 2023, except for certain services which the parties agreed would continue until the occurrence of a specific event, or in some cases a predetermined end date. The BARDA Agreement was novated to Emergent in December 2022.

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

The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized approximately $0.2 million of contract revenue for support provided for the three months ended March 31, 2023.

TEMBEXA Procurement Agreements

In June 2022, the Company entered into a Supply Agreement (the Supply Agreement) with a third-party outside of North America (the Purchaser), pursuant to which the Company was responsible for supplying to the Purchaser, and the Purchaser was responsible for purchasing from the Company, TEMBEXA treatment courses for use in a jurisdiction outside of the United States. Under the terms of the Supply Agreement, the Purchaser paid the Company an aggregate purchase price of approximately $9.3 million, in two equal installments in June 2022 and July 2022. The Company recognized $9.3 million of procurement revenue under the Supply Agreement for the three months ended September 30, 2022.

Additionally, in June 2022, the Public Health Agency of Canada (PHAC) awarded a Contract (the PHAC Contract) to the Company, pursuant to which PHAC agreed to purchase up to approximately $25.3 million (CAD $33.0 million) of TEMBEXA treatment courses for use in Canada. Substantially all of the procurement was delivered and accepted by PHAC in July 2022, completing the performance obligation for those shipments and resulting in $22.6 million of procurement revenue for the three months ended September 30, 2022. PHAC assigned the PHAC Contract to Emergent in November 2022. The remaining deliveries of treatment courses were delivered by Emergent and were subject to the royalty terms of the Asset Purchase Agreement applicable to gross profits outside the United States. The Company recognized approximately $0.4 million of royalty revenue in the three months ended December 31, 2022.

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

	Three Months Ended March 31,
	2023	2022
Direct research and development expenses	$11,260	$11,344
Research and development personnel costs - excluding stock-based compensation	4,518	5,328
Research and development personnel costs - stock-based compensation	2,312	1,903
Indirect research and development expenses	732	465
Total research and development expenses	$18,822	$19,040

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

Imipridones Program

In January 2021, we acquired Oncoceutics. As we continue to develop and prepare ONC201 for U.S. regulatory approval, we expect to incur significant research and development expense. We also plan to incur development expenses in connection with the continued development of other imipridone compounds, including ONC206 and ONC212.

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

Dociparstat Sodium (DSTAT)

Given our previously announced decision to stop development of DSTAT, we are currently in the process of closing our Phase 3 DASH AML trial, and have $1.1 million of accounts payable and contract close-out accruals as of March 31, 2023. We expect the close-out activities related to this program to extend through mid-2023.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $4.4 million and $3.7 million was recognized in the three months ended March 31, 2023 and 2022, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 2, 2023. There have been no material changes during the three months ended March 31, 2023 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2023 and 2022.

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the changes in those items (in thousands, except percentages):

	Three Months Ended March 31,		Dollar Change	% Change
	2023	2022	Increase/(Decrease)
Revenues:
Contract and grant revenue	$234	$—	234	*
Licensing revenue	49	15	34	226.7%
Total revenues	283	15	268	1,786.7%
Cost of goods sold	—	114	(114)	(100.0)%
Gross profit	283	(99)	382	(385.9)%
Operating expenses:
Research and development	18,822	19,040	(218)	(1.1)%
General and administrative	5,679	5,632	47	0.8%
Total operating expenses	24,501	24,672	(171)	(0.7)%
Loss from operations	(24,218)	(24,771)	553	(2.2)%
Other income:
Interest income and other, net	2,846	4	2,842	71,050.0%
Net loss	$(21,372)	$(24,767)	$3,395	(13.7)%

*Not meaningful or not calculable

Contract, Licensing, Procurement Revenue

For the three months ended March 31, 2023, total revenue increased to $0.3 million compared to $15,000 for the three months ended March 31, 2022. The increase of $0.3 million is primarily related to the reimbursable operational support provided to Emergent under the Asset Purchase Agreement.

Research and Development Expenses

For the three months ended March 31, 2023, our research and development expenses decreased to $18.8 million compared to $19.0 million for the three months ended March 31, 2022. The decrease of $0.2 million primarily related to the following:

•a decrease of $1.7 million in DSTAT development costs related to the discontinuation of the DSTAT program;
•a decrease of $0.4 million in compensation expenses; offset by
•an increase of $2.1 million related to ONC201 research and development expenses, primarily in start-up expenses related to the ACTION Phase 3 study of ONC201.

General and Administrative Expenses

For the three months ended March 31, 2023, our general and administrative expenses increased to $5.7 million compared to $5.6 million for the three months ended March 31, 2022.

Interest Income and Other, Net

For the three months ended March 31, 2023, our interest income and other, net increased to $2.8 million compared to $4,000 for the three months ended March 31, 2022. This increase is primarily attributable to interest earned on higher cash balances.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, we had capital available to fund operations of approximately $246.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of March 31, 2023, we had an accumulated deficit of $734.8 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On August 10, 2020, we entered into the Jefferies Sales Agreement with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. As of March 31, 2023, we have not sold any shares of our common stock under the Jefferies Sales Agreement.

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC (the 2021 Shelf Registration Statement), which was subsequently amended in March 2022 to convert it to a non-automatic shelf registration statement that we are eligible to use. The amendment to the 2021 Shelf Registration Statement to convert to a non-automatic shelf registration statement. This registration statement enables us to offer for sale, from time to time, in one or more offerings, up to $250 million in the aggregate, of common stock, preferred stock, debt securities, warrants, rights and/or units, and will remain in effect for up to three years from the date it initially became effective. As of March 31, 2023, no sales have been made under the 2021 Shelf Registration Statement.

On January 31, 2022, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. We have no obligation to draw down any amount under the Credit Facility, and have not drawn down any amount as of December 31, 2022. In September 2022, in connection with the Asset Sale, the Lender and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the period (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash sources and uses:
Net cash used in operating activities	$(22,225)	$(23,447)
Net cash provided by investing activities	12,135	53,467
Net cash provided by (used in) financing activities	199	(13,460)
Net (decrease) increase in cash and cash equivalents	$(9,891)	$16,560

The table above sets forth the net decrease or increase in cash and cash equivalents alone and not the change in our total capital available to fund operations, which also includes short-term and long-term investments. Cash and cash equivalents includes cash on hand and securities with original maturities of 90 days or less.

Operating Activities

Net cash used in operating activities of $22.2 million for the three months ended March 31, 2023 was primarily the result of our $21.4 million net loss and the change in operating assets and liabilities offset by the add-back of non-cash adjustments. The change in operating assets and liabilities includes a decrease of $4.0 million in accounts payable and accrued liabilities offset by a decrease in prepaid expenses and other assets of $0.4 million and a decrease in accounts receivable of $0.4 million. Non-cash expenses included add-backs of $4.4 million for share-based compensation and $0.1 million of amortization of deferred loan costs offset by $2.1 million of amortization of discount/premium on investments. Net cash used in operating activities of $23.4 million for the three months ended March 31, 2022 was primarily the result of our $24.8 million net loss and the change in operating assets and liabilities offset by the add-back of non-cash adjustments. The change in operating assets and liabilities includes an increase in prepaid expenses and other assets of $1.0 million, a decrease of $0.9 million in accounts payable and accrued liabilities and an increase in inventories of $0.6 million. Non-cash expenses included add-backs of $3.7 million for share-based compensation and $0.1 million of amortization of discount/premium on investments.

Investing Activities

Net cash provided by investing activities of $12.1 million for the three months ended March 31, 2023 was primarily the result of the maturity of $19.0 million in short-term investments, partially offset by the purchase of $6.8 million in long-term investments. Net cash provided by investing activities of $53.5 million for the three months ended March 31, 2022 was primarily the result of the maturity of $51.0 million in short-term investments and the sale of $7.7 million in short-term investments, offset by the purchase of $5.3 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2023 was primarily the result of $0.4 million in proceeds from stock purchases through our ESPP partially offset by the payment of $0.2 million of debt issuance costs. Net cash used by financing activities of $13.5 million for the three months ended March 31, 2022 was primarily the result of the $14.0 million payment of the note payable related to the Oncoceutics acquisition and the payment of $0.1 million of debt issuance costs, partially offset by $0.7 million in proceeds from the exercise of stock options and stock purchases through our ESPP.

MATERIAL CASH REQUIREMENTS

The discussion below summarizes our significant contractual obligations and commitments as of March 31, 2023.

Leases. See Note 3 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information, including the future operating lease minimum payments.

In addition to the amounts set forth above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved, and we are obligated to pay royalties based on future product sales. As of March 31, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. In connection with the development and commercialization of ONC201, ONC206 and ONC212, in addition to royalties on product sales, we could be required to pay former Oncoceutics securityholders up to an aggregate of $340.0 million in remaining milestone payments, assuming the achievement of all remaining applicable milestone events under the merger agreement.
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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three months ended March 31, 2023 and 2022.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2023, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act, during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this Quarterly Report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Financial Condition and Need For Additional Capital

Except for the third quarter of 2022, we have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future.

We are a biopharmaceutical company focused primarily on developing ONC201 for the treatment of H3 K27M-mutant glioma as we also evaluate programs to advance from our earlier stage pipeline. We have incurred significant net losses in each year since our inception prior to 2022, including a net loss of $21.4 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of approximately $734.8 million.

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

Our Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, effective January 31, 2022, requires us to comply with certain financial covenants, including requiring that we maintain specified liquidity and cash levels at certain times. The Loan Agreement also requires us to comply with a number of other covenants (affirmative and negative), including restrictive covenants that limit our ability to, among other things, incur additional indebtedness; merge or consolidate with or into any other organization or otherwise suffer a change in control; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; and transfer a material portion of our assets, in each case subject to exceptions. Our obligations under the Loan Agreement are secured by a first priority perfected security interest in substantially all of our assets other than our intellectual property, subject to certain exceptions.

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

In September 2022, Silicon Valley Bank and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time, if ever, the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants. We may never agree to such an amendment, and even if we do, recent developments regarding Silicon Valley Bank may limit the availability of such advances or our willingness to request them. Accordingly, we may not be able to rely upon the Loan Agreement as a viable source of future capital for our operations.

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

In early 2019, we initiated a review of external assets that could be added to our pipeline of product candidates. In January 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, including ONC201. In connection with this transaction, we are responsible for, and bear the future costs of, development and commercialization of the acquired compounds. These costs will be substantial, and we may require additional capital in order to pursue the development and commercialization of these compounds as planned. Moreover, the anticipated benefits of these transactions may never be realized due to the various risks and uncertainties associated with drug development detailed elsewhere in the risk factors. For example, in July 2019, we entered into a License and Development Agreement with Cantex Pharmaceuticals, Inc. pursuant to which we acquired exclusive worldwide rights to develop and commercialize Dociparstat Sodium (DSTAT) for any and all uses. In May 2022, we decided to discontinue the development of DSTAT and the License and Development Agreement was subsequently terminated.

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

We have not marketed, distributed or sold any of our current product candidates. Our most advanced product candidate is ONC201, which we are developing for the treatment of H3 K27M-mutant glioma. In November 2022, we initiated a Phase 3 clinical study of ONC201 (the Phase 3 ACTION Study), and it is possible that a single trial to support regulatory approval may not be sufficient as the standard is with well-controlled Phase 3 studies.

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

We have reached general agreement with the FDA on the design of the Phase 3 ACTION Study to support a potential approval for marketing. We have not yet reached agreement with foreign regulators regarding the adequacy of the planned studies, for any of our most advanced clinical candidates, with respect to a potential approval for marketing. We may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before consideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

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

Before obtaining regulatory approval for the sale of our product candidates, including ONC201, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In the case of ONC201, early studies were open label studies of brain tumor patients, whereas the ongoing Phase 3 ACTION Study is a double blinded, placebo-controlled, investigational study. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

Market acceptance and sales of ONC201, or any other product candidates that we commercialize, if approved, will depend in part on the extent to which coverage and adequate reimbursement will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the United States often rely upon

Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Third-party payers are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Even if favorable coverage and reimbursement status is attained for our products candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to this executive order, in September 2021, the U.S. Department of Health and Human Services (DHHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions DHHS can take to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, (1) directs the DHHS to negotiate the price of certain single-source drugs and biologics covered under

Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits DHHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. DHHS has and will continue to issue and update guidance as these programs as implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. While the Inflation Reduction Act of 2022 predominantly focuses on controlling spending of drugs that are covered by Medicare, and our product candidates, if approved, are not expected to target the Medicare population, other similar legislation may be implemented in the future that may be broader in scope and may adversely affect our operations, including our ability to commercialize our product candidates, if approved, successfully. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, DHHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Emergent may not adequately perform according to the terms of the BARDA Agreement, and we might be required to guarantee performance of all obligations that Emergent assumed under novation.

As required by U.S. government contracting regulations, the novation agreement for the BARDA Agreement includes a clause requiring that Chimerix, as transferor, guarantee Emergent’s performance of the BARDA Agreement. If Emergent were to fail to manufacture or deliver treatment courses of TEMBEXA, fail to properly respond to a product recall, or breach other performance obligations, BARDA may require that we perform instead, which may cause us to file claims under our insurance policies, divert the attention of our management from company priorities, expend additional resources engaging vendors, require additional legal agreements with Emergent to enable Chimerix to resume title to TEMBEXA and control of supply chain vendors necessary for performance, incur additional legal fees, among other unplanned expenses which could delay or prevent our completion of our priority clinical programs, as well as result in reputational harm.

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

Risks Related to Our Business Operations and Industry

Increasing demand for compassionate use or third-party supply of our unapproved therapies could result in losses.

Recent media attention to individual patients' expanded access requests has resulted in the introduction of legislation at the local and national level referred to as “Right to Try” laws, such as the Right to Try Act, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future. In addition, during 2014, we were the target of an active and disruptive social media campaign related to a request for access to TEMBEXA. If we experience similar social media campaigns in the future, we may experience significant disruption to our business which could result in losses.

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

Patient demand for ONC201 or ONC206 outside of our clinical trial could impair the conduct or delay the completion of our controlled clinical trials. Currently, there are a limited number of therapeutic options available to glioma patients suffering from this severe and life-threatening disease. In the face of a glioma diagnosis, patients will often turn to alternate means of access to drug outside the scope of our current clinical trials. From time to time we are aware of such alternate providers that purport to supply ONC201, ONC206 or similar versions thereof and will take meaningful action when and if appropriate. In the event that patients opt to choose alternative supplies from third-party rather than enroll in our studies, our clinical program could be negatively impacted. In the event that patients choose to access alternative supplies while enrolled in our clinical studies, we may not be able to successfully meet the study endpoints and our clinical program could be negatively impacted.

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

Competition for Phase 3 ACTION Study eligible patients from Investigator Initiated Clinical Trials (IITs) could result in losses.

We currently provide investigational product for the Biological Medicine for Diffuse Intrinsic Pontine Glioma (DIPG) Eradication (BIOMEDE 2) IIT, sponsored by Gustave Roussy, in Paris, France. The BIOMEDE 2 Study is a multicenter, randomized open-label phase-3 controlled trial evaluating the efficacy and safety of ONC201 and radiation in comparison with everolimus and radiation (primary objective based on internal comparison) and subsequently to historical controls. Currently, the BIOMEDE 2 Study is open in France to pre-radiotherapy newly diagnosed H3 K27M and H3 K27me3-loss glioma patients. Some of these patients may be eligible for the Phase 3 ACTION Study following radiotherapy. While we believe that the impact is likely to be small in light of the small geographic footprint and limited eligibility overlap, competing enrollment could have a negative effect on our ability to enroll the Phase 3 ACTION Study. Patients may prefer to enroll in the BIOMEDE 2 IIT instead of the Phase 3 ACTION study because that study does not contain a placebo control arm, cross-over is allowed at progression, and treatment can be initiated with radiation. Patient preference for the BIOMEDE 2 IIT could impair the conduct or delay the initiation or completion of the Phase 3 ACTION Study. If initiation or completion of the Phase 3 ACTION Study is delayed, our development costs may increase, our approval process could be delayed, any periods during which we may have the exclusive right to commercialize ONC201 may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business. We recently worked with another IIT sponsor to amend the protocol to remove potentially Phase 3 ACTION Study eligible patients. This decision could prompt adverse publicity or other disruptions related to potential participants in the IITs. While the Company has negotiated a right to obtain access to the data from the BIOMEDE 2 Study at a specified price should the Company desire to do so in support of a commercial authorization, there is no assurance that the Company will be able to enter into a definitive agreement.

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

We are highly dependent on the principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. As of March 31, 2023, all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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
•trading volume of our common stock;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.

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

Based upon shares of common stock outstanding as of March 31, 2023, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 35.8% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Risks Related to Data Privacy

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

We process personal data and other sensitive information, which subjects us to numerous evolving data privacy and security obligations. In the ordinary course of business, we collect, receive, store, process, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, and other sensitive data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade

Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the California Consumer Privacy Act of 2018 (CCPA) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some protected health information processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, the California Privacy Rights Act of 2020 (CPRA) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, we are subject to the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR). Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA), Switzerland, and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA, Switzerland, and UK to the United States in compliance with law, such as the EEA, Switzerland, and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, Switzerland, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA, Switzerland, and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including our clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Risks Related to Information Technology

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely, process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets and any other sensitive data.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation clinical trial data processing, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Form of Common Stock Certificate of the Registrant.

10.1+(4)	Employment Offer Letter to Allen S. Melemed dated May 7, 2020.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

+ Indicates management contract or compensation plan.

(1)Incorporated by reference to the corresponding exhibit in Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on April 16, 2013.

(2)Incorporated by reference to the corresponding exhibit in Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on December 9, 2022.

(3)Incorporated by reference to the corresponding exhibit in Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended, filed with the SEC on March 27, 2013.

(4)Incorporated by reference to Exhibit 10.21 in Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867), filed with the SEC on March 2, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

May 4, 2023	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2023	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Business and Financial Officer
(Principal Financial Officer)