Form 10-Q
period 2023-06-30
CHIMERIX INC
filed 2023-08-03
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 88,583,567.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$20,099	$25,842
Short-term investments, available-for-sale	185,657	191,492
Accounts receivable	26	1,040
Prepaid expenses and other current assets	5,735	9,764
Total current assets	211,517	228,138
Long-term investments	27,258	48,626
Property and equipment, net of accumulated depreciation	256	227
Operating lease right-of-use assets	1,728	1,964
Other long-term assets	326	386
Total assets	$241,085	$279,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,823	$3,034
Accrued liabilities	13,518	17,381
Total current liabilities	15,341	20,415
Line of credit commitment fee	125	250
Lease-related obligations	1,507	1,819
Total liabilities	16,973	22,484

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 88,583,567 and 88,054,127 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	89	88
Additional paid-in capital	978,213	970,535
Accumulated other comprehensive loss, net	(813)	(337)
Accumulated deficit	(753,377)	(713,429)
Total stockholders’ equity	224,112	256,857
Total liabilities and stockholders’ equity	$241,085	$279,341

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Contract and grant revenue	$26	$—	260	$—
Licensing revenue	—	440	49	455
Total revenues	26	440	309	455
Cost of goods sold	—	—	—	114
Gross profit	26	440	309	341
Operating expenses:
Research and development	16,926	18,047	35,748	37,087
General and administrative	4,448	5,840	10,127	11,472
Total operating expenses	21,374	23,887	45,875	48,559
Loss from operations	(21,348)	(23,447)	(45,566)	(48,218)
Other income (loss):
Interest income and other, net	2,772	(21)	5,618	(17)
Net loss	(18,576)	(23,468)	(39,948)	(48,235)
Other comprehensive loss:
Unrealized (loss) gain on debt investments, net	(582)	5	(476)	(47)
Comprehensive loss	$(19,158)	$(23,463)	$(40,424)	$(48,282)
Per share information:
Net loss, basic and diluted	$(0.21)	$(0.27)	$(0.45)	$(0.55)

Weighted-average shares outstanding, basic and diluted	88,583,567	87,436,180	88,439,894	87,263,452

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	88,054,127	$88	$970,535	$(337)	$(713,429)	$256,857
Share-based compensation	—	—	4,363	—	—	4,363
Employee stock purchase plan purchases	308,000	1	356	—	—	357
RSU stock issuance	221,440	—	—	—	—	—
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	106	—	106
Net loss	—	—	—	—	(21,372)	(21,372)
Total comprehensive loss						(21,266)
Balance, March 31, 2023	88,583,567	$89	$975,254	$(231)	$(734,801)	$240,311
Share-based compensation	—	—	2,959	—	—	2,959
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(582)	—	(582)
Net loss	—	—	—		(18,576)	(18,576)
Total comprehensive loss						(19,158)
Balance, June 30, 2023	88,583,567	$89	$978,213	$(813)	$(753,377)	$224,112

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2021	86,884,266	$87	$953,782	$(21)	$(885,596)	$68,252
Share-based compensation	—	—	3,708	—	—	3,708
Exercise of stock options	34,406	—	102	—	—	102
Employee stock purchase plan purchases	383,981	—	555	—	—	555
RSU stock issuance	133,527	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(24,767)	(24,767)
Total comprehensive loss						(24,819)
Balance, March 31, 2022	87,436,180	$87	$958,147	$(73)	$(910,363)	$47,798
Share-based compensation	—	—	3,593	—	—	3,593
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	5	—	5
Net loss	—	—	—		(23,468)	(23,468)
Total comprehensive loss						(23,463)
Balance, June 30, 2022	87,436,180	$87	$961,740	$(68)	$(933,831)	$27,928

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(39,948)	$(48,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	45	48
Amortization of debt issuance costs	132	100
Amortization of discount/premium on investments	(4,002)	74
Share-based compensation	7,324	7,301
Gain on sale of investments	—	(1)
Lease-related amortization	(43)	46
Changes in operating assets and liabilities:
Accounts receivable	1,014	—
Inventories	—	(1,365)
Prepaid expenses and other assets	4,019	917
Accounts payable and accrued liabilities	(5,108)	7,108
Net cash used in operating activities	(36,567)	(34,007)

Cash flows from investing activities:
Purchases of property and equipment	(74)	—
Purchases of short-term investments	(30,347)	(5,258)
Purchases of long-term investments	(15,208)	—
Proceeds from sales of short-term investments	—	7,699
Proceeds from maturities of short-term investments	76,285	57,726
Net cash provided by investing activities	30,656	60,167

Cash flows from financing activities:
Proceeds from exercise of stock options	—	102
Proceeds from employee stock purchase plan	356	556
Payments of debt issuance costs	(188)	(129)
Payment of note payable related to Oncoceutics acquisition	—	(14,000)
Net cash provided by (used in) financing activities	168	(13,471)
Net (decrease) increase in cash and cash equivalents	(5,743)	12,689
Cash and cash equivalents:
Beginning of period	25,842	15,397
End of period	$20,099	$28,086

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	June 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$18,142	$18,142	$—	$—
Total cash equivalents	18,142	18,142	—	—
Short-term investments
U.S. treasury securities	82,033	37,496	44,537	—
Commercial paper	76,124	—	76,124	—
Corporate bonds	27,500	—	27,500	—
Total short-term investments	185,657	37,496	148,161	—
Long-term investments
U.S. treasury securities	27,258	2,924	24,334	—
Total long-term investments	27,258	2,924	24,334	—
Total assets	$231,057	$58,562	$172,495	$—

	Fair Value Measurements
	December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$17,826	$17,826	$—	$—
Commercial paper	4,998	—	4,998	—
Total cash equivalents	22,824	17,826	4,998	—
Short-term investments
U.S. treasury securities	38,094	25,271	12,823	—
Commercial paper	127,517	—	127,517	—
Corporate bonds	25,881	—	25,881	—
Total short-term investments	191,492	25,271	166,221	—
Long-term investments
U.S. treasury securities	48,626	11,685	36,941	—
Total long-term investments	48,626	11,685	36,941	—
Total assets	$262,942	$54,782	$208,160	$—

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

Deferred Loan Costs

On January 31, 2022 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), by and between the Company, as borrower, and Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. The Company has no obligation to draw down any amount under the Credit Facility, and has not drawn down any amount as of June 30, 2023.

In September 2022, in connection with the Asset Sale, the Lender and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) 1.50% above the Prime Rate (as defined below) and (ii) 4.75%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “Prime Rate”. If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Loan Agreement. The Company must also pay an unused line fee equal to 0.25% per annum on the unused portion of the Credit Facility, payable quarterly in arrears. Upon the termination of the Loan Agreement for any reason prior to the Maturity Date, the Company will be required to pay to the Lender an early termination fee of $0.5 million. The Loan Agreement also requires the Company to pay the Lender a non-refundable commitment fee of $0.5 million, payable in four equal installments beginning on the Effective Date and each anniversary of the Effective Date thereafter until January 31, 2025. As of June 30, 2023, the Company has recorded current deferred loan costs of $0.1 million in prepaid expenses and other current assets and non-current deferred loan costs of $0.2 million in other long-term assets on the Consolidated Balance Sheets. As of June 30, 2023, the Company has recorded a current loan fee liability of $0.2 million in accrued liabilities and a non-current loan fee liability of $0.1 million in line of credit commitment fee on the Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued research and development expenses	$7,591	$6,691
Accrued compensation	3,649	6,438
Other accrued liabilities	2,278	4,252
Total accrued liabilities	$13,518	$17,381

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

Emergent BioSolutions, Inc.

On September 26, 2022, the Company completed the Asset Sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale). Emergent paid the Company an upfront cash payment of approximately $238 million upon the closing of the Asset Sale. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Emergent: (i) up to an aggregate of approximately $124 million in milestone payments payable upon the exercise of the options under the BARDA Agreement (as defined below) for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA to the U.S. government; (ii) royalty payments equal to 15% of all gross profits associated with the sales of TEMBEXA made outside of the United States during the exclusivity period of TEMBEXA on a market-to-market basis; (iii) royalty payments equal to 20% of future gross profits of TEMBEXA made in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA; and (iv) up to an additional $12.5 million upon the achievement of certain other developmental milestones.

The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized $26,000 and $0.2 million of contract revenue for expense reimbursement related to support provided to Emergent for the three and six months ended June 30, 2023, respectively.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At June 30, 2023, the Company has a deferred revenue balance of $0.1 million related to these grants. For the three months ended June 30, 2023, the Company recognized no grant revenue and for the six months ended June 30, 2023, the Company recognized $30,000 of grant revenue. For the three and six months ended June 30, 2022, the Company recognized no grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the three months ended June 30, 2023, the Company recognized no license revenue related to this agreement and for the six months ended June 30, 2023, the Company recognized approximately $58,000 of license revenue related to this agreement. For the three and six months ended June 30, 2022, the Company recognized approximately $0.4 million and $0.4 million, respectively, of license revenue related to this agreement.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through June 30, 2023, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and six months ended June 30, 2023 and 2022.

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

Note 2. Investments

The following tables summarize the Company’s debt investments (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$27,556	$—	$(56)	$27,500
Commercial paper	76,211	3	(90)	76,124
U.S. treasury securities	109,961	1	(671)	109,291
Total investments	$213,728	$4	$(817)	$212,915

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25,906	$4	$(29)	$25,881
Commercial paper	127,657	36	(176)	127,517
U.S. treasury securities	86,892	7	(179)	86,720
Total investments	$240,455	$47	$(384)	$240,118

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	June 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$27,500	$(56)	$—	$—	$27,500	$(56)
Commercial paper	55,662	(90)	—	—	55,662	(90)
U.S. treasury securities	104,558	(672)	—	—	104,558	(672)
Total	$187,720	$(818)	$—	$—	$187,720	$(818)
Number of securities with unrealized losses		60		—		60

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$22,905	$(29)	$—	$—	$22,905	$(29)
Commercial paper	88,860	(176)	—	—	88,860	(176)
U.S. treasury securities	$67,489	$(179)	$—	$—	$67,489	$(179)
Total	$179,254	$(384)	$—	$—	$179,254	$(384)
Number of securities with unrealized losses		55		—		55

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Unrealized gains and losses on debt investments are recorded to unrealized gain (loss) on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current investments. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term investments. At June 30, 2023, the Company believes that the cost of its investments is recoverable in all material respects. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company’s debt investments at June 30, 2023 (in thousands):

Maturing in one year or less	$185,657
Maturing after one year through two years	27,258
Total debt investments	$212,915

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of June 30, 2023 was 3.09 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2023 and 2022 and $0.3 million and $0.3 million for the six months ended June 30, 2023 and 2022.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of June 30, 2023, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of June 30, 2023 (in thousands):

Assets
Operating lease right-of-use assets	$1,728

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$607
Operating lease long-term liabilities (recorded within Lease-related obligations)	1,507
Total operating lease liabilities	$2,114

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of June 30, 2023
2023	371
2024	759
2025	781
2026	467
Total future minimum rental payments	$2,378
Less amount of lease payments representing interest	264
Total present value of lease payments	$2,114

As of December 31, 2022, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2022
2023	736
2024	759
2025	781
2026	467
Total future minimum rental payments	$2,743
Less amount of lease payments representing interest	351
Total present value of lease payments	$2,392

For the three months ended June 30, 2023 and 2022, the Company made lease payments of approximately $0.2 million and $0.2 million, respectively, and for the six months ended June 30, 2023 and 2022, the Company made lease payments of approximately $0.4 million and $0.3 million, respectively.

Significance of Revenue Source

The Company was the recipient of federal research contract funds from BARDA, the primary source of the Company’s prior period contract and grant revenue. Periodic audits are required in connection with the Company’s receipt of such funds and certain costs may be questioned as appropriate by BARDA. Accordingly, at June 30, 2023 and December 31, 2022, the Company had recorded a provision for potential refundable amounts of $52,000.

Note 4. Equity Transactions and Share-based Compensation

At-The-Market Equity Offering; Shelf Registration Statement

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. As of June 30, 2023, we have not sold any shares of our common stock under the Jefferies Sales Agreement.

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which was subsequently amended in March 2022 to convert to a non-automatic shelf registration statement. This registration statement enables us to offer for sale, from time to time, in one or more offerings, up to $250 million in the aggregate, of common stock, debt securities, warrants, rights and/or units, and will remain in effect for up to three years from the date it became effective. As of June 30, 2023, no sales have been made under the shelf registration statement.

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increased on January 1, 2023, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or 3.5 million shares. As of June 30, 2023, there was a total of 2.6 million shares reserved for future issuance under the 2013 Plan. The Company issued no shares of common stock pursuant to the exercise of stock options during the three and six months ended June 30, 2023. The Company issued no shares and approximately 34,000 shares of common stock pursuant to the exercise of stock options during the three and six months ended June 30, 2022.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 4.8 million shares of common stock to be purchased under the ESPP, of which 2.3 million shares remained available for purchase as of June 30, 2023. The number of shares of common stock reserved for issuance automatically increased on January 1, 2023, by an additional 422,535 shares.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 308,000 and 384,000 shares of common stock pursuant to the ESPP during the six months ended June 30, 2023 and 2022, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued no shares and approximately 221,000 of common stock pursuant to the vesting of RSUs during the three and six months ended June 30, 2023. The Company issued no shares and approximately 134,000 shares of common stock pursuant to the vesting of RSUs during the three and six months ended June 30, 2022.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$1,566	$1,827	$3,880	$3,730
General and administrative expense	1,393	1,766	3,444	3,571
Total share-based compensation expense	$2,959	$3,593	$7,324	$7,301

In December 2022, the Company announced a reduction in workforce. As a result, certain vested stock options were modified to extend their exercise period from 90 days to 12 months. In addition, certain outstanding stock option and RSU grants received accelerated vesting as if the service period of the terminated employee continued for up to an additional 12-month period. The Company recorded expense ratably from the announcement date through the date of termination with approximately $0.4 million being recognized during the twelve months ended December 31, 2022 and an additional $0.6 million being recognized during the three months ended March, 31, 2023.

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

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0.0% for the year ending December 31, 2023 as the Company incurred losses for the six month period ended June 30, 2023 and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At June 30, 2023, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 6. Significant Agreements

BARDA 2022 Procurement and Development Contract

On August 26, 2022, the Company entered into a procurement contract (as amended, the BARDA Agreement) with BARDA for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA® to the U.S. government over a possible 10-year period. The BARDA Agreement consists of a five-year base period of performance and a total contract period of performance (base period plus option exercises) of up to ten years (if necessary). Under the terms of the BARDA Agreement, the base period activities are valued at approximately $127 million, consisting of an initial shipment of 319,000 treatment courses of TEMBEXA for delivery to the Strategic National Stockpile for an aggregate purchase price of approximately $115 million, and reimbursement for certain post-marketing activities of approximately $12 million. The options under the BARDA Agreement, which are exercised at the sole discretion of BARDA, are valued at approximately $553 million (if all such options are exercised during the 10-year contract period), which consists of options to purchase up to an additional 1.381 million treatment courses of TEMBEXA for an aggregate purchase price of approximately $551 million and funding for certain post-marketing activities of approximately $2 million.

In connection with the sale of the TEMBEXA assets to Emergent, the BARDA Agreement was novated to Emergent in December 2022. In accordance with federal regulations, the terms of the novation agreement require that the Company guarantee the performance of all obligations transferred to Emergent should Emergent not have the ability to deliver on the terms of the BARDA Agreement. In this instance, BARDA may request that we perform the obligations in place of Emergent.

Emergent BioSolutions, Inc.

On September 26, 2022, the Company completed the Asset Sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA and specified related assets (the Asset Sale). Emergent paid the Company an upfront cash payment of approximately $238 million upon the closing of the Asset Sale. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Emergent: (i) up to an aggregate of approximately $124 million in milestone payments payable upon the exercise of the options under the BARDA Agreement for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA to the U.S. government; (ii) royalty payments equal to 15% of the gross profits from the sales of TEMBEXA made outside of the United States; (iii) royalty payments equal to 20% of the gross profits from the sales of TEMBEXA made in the United States in excess of 1.7 million treatment courses; and (iv) up to an additional $12.5 million upon the achievement of certain other developmental milestones. The effects of recording certain adjustments associated with contingent consideration related to TEMBEXA have been excluded as the Company has made a policy election to account for these amounts when the contingency has been resolved in accordance with Accounting Standards Codification 450, Contingencies.

The period under which the Company was contracted to provide the majority of operational support services to Emergent in furtherance of its obligations under the Asset Purchase Agreement and the BARDA Agreement concluded on March 26, 2023, except for certain services which the parties agreed would continue until the occurrence of a specific event, or in some cases a predetermined end date. The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized approximately $26,000 and $0.2 million of contract revenue for support provided for the three and six months ended June 30, 2023, respectively.

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

Note 7. DSTAT Contract Close-out

In May 2022, the Company made the decision to discontinue the development of DSTAT for the treatment of AML. Effective July 12, 2022, the Company terminated the License and Development Agreement with Cantex. As a result, the Company recorded an accrual of expenses to close-out the DSTAT vendor contracts. As of June 30, 2023, on the Consolidated Balance Sheets, the Company has recorded $0.9 million of contract close-out costs in accrued liabilities and accounts payable. These balances are expected to be fully paid prior to the end of 2023.

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

The following table sets forth the accounts payable and accrual activity for contract close-out costs (in thousands) for the six months ended June 30, 2023.

Contract Close-out Costs
Balance at December 31, 2022	$1,311
Revised estimates	10
Payments	(250)
Balance at March 31, 2023	$1,071
Revised estimates	(122)
Payments	(96)
Balance at June 30, 2023	$853

For the three and six months ended June 30, 2023, the revised accrual estimates resulted in a decrease to research and development expenses of $122,000 and $111,000, respectively.

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

The following table summarizes the restructuring charges (in thousands) recorded for the three months ended December 31, 2022:

Employee Termination Benefits
Research and development	$1,768
General and administrative	86
Total restructuring expenses	$1,854

The following table sets forth the accrual activity for employee termination benefits (in thousands) for the six months ended June 30, 2023:

Employee Termination Benefits
Balance at December 31, 2022	$1,442
Revised estimates	(73)
Payments	(641)
Balance at March 31, 2023	$728
Revised estimates	(89)
Payments	(395)
Balance at June 30, 2023	$244

Note 9. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2023, and events which occurred subsequently but were not recognized in the financial statements.

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

Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

OVERVIEW

Chimerix (Chimerix, we, our, us or the Company) is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. The Company is focused on developing imipridones as a potential new class of selective cancer therapies. The most advanced imipridone is dordaviprone (ONC201) which is in clinical-stage development for H3 K27M-mutant glioma as its lead indication. In addition, a second-generation imipridone (ONC206) is currently in dose escalating clinical trials.

Recent Developments

Michael Andriole, Chief Business Officer and Chief Financial Officer, was promoted to President and Chief Executive Officer

Effective August 1, 2023, Michael Andriole, the Company’s Chief Business Officer and Chief Financial Officer, was promoted to President and Chief Executive Officer and appointed to the Board of Directors. Mr. Andriole succeeded Michael Sherman who retired from his role as President and Chief Executive Officer. The Board of Directors appointed Mr. Sherman as Chair of the Board of Directors to succeed Martha J. Demski in that role and appointed Ms. Demski to serve as Lead Independent Director.
Dordaviprone, ONC201

Phase 3 ACTION Study Continues - Enrollment on Target for Interim Data in 2025

The Phase 3 ACTION trial is enrolling in eleven countries including the United States, the United Kingdom, South Korea, Israel, key markets across Western Europe, and Australia. Management expects interim overall survival (OS) and progression free survival (PFS) analyses from the trial to occur in 2025 with a final OS analysis expected in 2026. The ACTION trial enrolls patients shortly after they have completed front-line radiation therapy that is the standard of care for glioma. The study is designed to enroll 450 patients randomized 1:1:1 to receive ONC201 at one of two dosing frequencies or placebo. Participants will be randomized to receive either: (i) 625mg of ONC201 once per week, (ii) 625mg twice per week on two consecutive days or (iii) placebo. The study is open to pediatric and adult patients >10kg body weight and the dose will be scaled by body weight for patients weighing less than 52.5kg. Primary endpoints include OS and PFS. OS will be assessed for efficacy at three alpha-allocated timepoints consisting of two interim assessments by the Independent Data Monitoring Committee (IDMC) at 164 events and 246 events, respectively, and a final assessment at 327 events. The final PFS analysis will be performed after 286 events, with progression assessed using response assessment in neuro-oncology-high grade glioma (RANO HGG) criteria by blinded independent central review (BICR). Secondary endpoints include corticosteroid response, performance status response, change from baseline in quality of life (QoL) assessments and change from baseline in neurologic function as assessed by the Neurologic Assessment in Neuro-Oncology (NANO) scale.

Our plan is to initiate a submission to regulators for approval upon receipt of positive overall survival data at either of the interim or the final overall survival analyses. The first submission for marketing authorization would likely be initiated in the US with submissions outside the US to follow. In addition, in the event the result of the progression free survival analysis is positive, we would discuss the potential for submission and an approval of ONC201 with regulatory authorities based on this data.

Early Pipeline Development – ONC206, ONC212 and CMX521

ONC206

ONC206 is a second generation DRD2 antagonist and ClpP agonist that has demonstrated monotherapy anti-cancer activity in pre-clinical models. ONC206 is currently being evaluated in Phase 1 dose escalation trials enrolling patients with advanced central nervous system tumors in partnership with the National Institutes of Health (NIH) and with the Pacific Pediatric Neuro-Oncology Consortium (PNOC). In March 2023, the Company reported an investigator-assessed response in a patient with recurrent glioblastoma without the H3K27M-mutation. The patient has continued to respond and remains on treatment as part of the dose escalation. To date, ONC206 is generally well tolerated with a similar safety profile in adults and pediatrics. No dose limiting toxicities have been identified to date. The dose escalation trials are expected to intensify dosing from a once weekly dosing to a more frequent dose schedule to increase the duration of therapeutic exposure. ONC206 dose escalation is expected to be completed in the first half of 2024.

Preclinical studies are ongoing that are designed to further elucidate the ONC206 mechanism of action, to identify potential pharmacodynamic biomarkers and assess the monotherapy activity profile of ONC206 in tumors that do not harbor the H3 K27M-mutation. These activities will inform data-driven clinical development plans.

ONC212

ONC212, which targets GPR132 and ClpP, has completed IND-enabling toxicology studies. ONC212 is being explored pre-clinically in collaborations with MD Anderson Cancer Center and Brown University. Furthermore, preclinical studies are ongoing to evaluate potential oncology indications and predictive biomarkers for ONC212 that could be suitable for clinical development.

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

The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized $26,000 and $0.2 million of contract revenue for expense reimbursement related to support provided to Emergent for the three and six months ended June 30, 2023, respectively.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At June 30, 2023, the Company has a deferred revenue balance of $0.1 million related to these grants. For the three months ended June 30, 2023, the Company recognized no grant revenue and for the six months ended June 30, 2023, the Company recognized $30,000 of grant revenue. For the three and six months ended June 30, 2022, the Company recognized no grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the three months ended June 30, 2023, the Company recognized no license revenue related to this agreement and for the six months ended June 30, 2023, the Company recognized approximately $58,000 of license revenue related to this agreement. For the three and six months ended June 30, 2022, the Company recognized approximately $0.4 million and $0.4 million, respectively, of license revenue related to this agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct research and development expenses	$10,643	$10,981	$21,901	$22,325
Research and development personnel costs - excluding stock-based compensation	3,935	4,695	8,453	10,023
Research and development personnel costs - stock-based compensation	1,566	1,827	3,880	3,730
Indirect research and development expenses	782	544	1,514	1,009
Total research and development expenses	$16,926	$18,047	$35,748	$37,087

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

Dociparstat Sodium (DSTAT)

The final clinical study report related to the Phase 3 DASH AML trial has been completed, submitted to the FDA, and the IND has been inactivated. No further clinical or regulatory action is anticipated. Additionally, we have $0.9 million of accounts payable and contract close-out accruals as of June 30, 2023, which we expect to be paid prior to the end of 2023.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $3.0 million and $3.6 million was recognized in the three months ended June 30, 2023 and 2022, respectively, and $7.3 million and $7.3 million was recognized in the six months ended June 30, 2023 and 2022, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 2, 2023. There have been no material changes during the six months ended June 30, 2023 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2023 and 2022.

The following table summarizes our results of operations for the six months ended months ended June 30, 2023 and 2022, together with the changes in those items (in thousands except percentages):

	Six Months Ended June 30,		Dollar Change	% Change
	2023	2022	Increase/(Decrease)
Revenues:
Contract and grant revenue	$260	$—	$260	*
Licensing revenue	49	455	(406)	(89.2)%
Total revenues	309	455	(146)	(32.1)%
Cost of goods sold	—	114	(114)	(100.0)%
Gross profit	309	341	(32)	(9.4)%
Operating expenses:
Research and development	35,748	37,087	(1,339)	(3.6)%
General and administrative	10,127	11,472	(1,345)	(11.7)%
Total operating expenses	45,875	48,559	(2,684)	(5.5)%
Loss from operations	(45,566)	(48,218)	2,652	(5.5)%
Other income:
Interest income and other, net	5,618	(17)	5,635	(33,147.1)%
Net loss	$(39,948)	$(48,235)	$8,287	(17.2)%

*Not meaningful or not calculable

Contract and Licensing Revenue

For the six months ended June 30, 2023, total revenue decreased to $0.3 million compared to $0.5 million for the six months ended June 30, 2022. The decrease of $0.1 million is primarily related to a decrease in revenue related to the Ohara licensing agreement.

Research and Development Expenses

For the six months ended June 30, 2023, our research and development expenses decreased to $35.7 million compared to $37.1 million for the six months ended June 30, 2022. The decrease of $1.3 million primarily related to the following:

•a decrease of $4.7 million in DSTAT development costs related to the discontinuation of the DSTAT program in 2022;
•a decrease of $1.3 million in compensation expenses;
•a decrease of $0.7 million in the development of our other pipeline products, ONC206, ONC212, and CMX521; and
•a decrease of $0.4 million in TEMBEXA expenses following the Asset Sale with Emergent in 2022; offset by
•an increase of $5.6 million primarily related to ONC201 research and development expenses and start-up expenses related to the ACTION Phase 3 study of ONC201 in patients who harbor the H3 K27M-mutation; and
•an increase of $0.2 million in legal and other operational expenses.

General and Administrative Expenses

For the six months ended June 30, 2023, our general and administrative expenses decreased to $10.1 million compared to $11.5 million for the six months ended June 30, 2022. The decrease of $1.3 million primarily related to the following:

•a decrease of $1.1 million in legal and other operational expenses primarily related to the Asset Sale with Emergent and international TEMBEXA procurement agreements secured in 2022; offset by
•a decrease of $0.2 million in compensation expense.

Interest Income and Other, Net

For the six months ended June 30, 2023, our interest income and other, net increased to income of $5.6 million compared to expense of $17,000 for the six months ended June 30, 2022. This increase is primarily attributable to interest earned on higher cash balances.

Comparison of the Three Months Ended June 30, 2023 and 2022.

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the changes in those items (in thousands, except percentages):

	Three Months Ended June 30,		Dollar Change	% Change
	2023	2022	Increase/(Decrease)
Revenues:
Contract and grant revenue	$26	$—	26	*
Licensing revenue	—	440	(440)	(100.0)%
Total revenues	26	440	(414)	(94.1)%
Operating expenses:
Research and development	16,926	18,047	(1,121)	(6.2)%
General and administrative	4,448	5,840	(1,392)	(23.8)%
Total operating expenses	21,374	23,887	(2,513)	(10.5)%
Loss from operations	(21,348)	(23,447)	2,099	(9.0)%
Other income (loss):
Interest income and other, net	2,772	(21)	2,793	(13,300.0)%
Net loss	$(18,576)	$(23,468)	$4,892	(20.8)%

*Not meaningful or not calculable

Contract and Licensing Revenue

For the three months ended June 30, 2023, total revenue decreased to $26,000 compared to $0.4 million for the three months ended June 30, 2022. The decrease of $0.4 million is primarily related to a decrease in revenue related to the Ohara licensing agreement.

Research and Development Expenses

For the three months ended June 30, 2023, our research and development expenses decreased to $16.9 million compared to $18.0 million for the three months ended June 30, 2022. The decrease of $1.1 million primarily related to the following:

•a decrease of $3.1 million in DSTAT development costs related to the discontinuation of the DSTAT program;
•a decrease of $1.0 million in compensation expenses;
•a decrease of $0.5 million for the development of our other pipeline products, ONC206, ONC212, and CMX521; and
•a decrease of $0.2 million in TEMBEXA expenses following the Asset Sale with Emergent in 2022; offset by
•an increase of $3.5 million related to ONC201 research and development expenses, primarily in start-up expenses related to the ACTION Phase 3 study of ONC201 in patients who harbor the H3 K27M-mutation; and
•an increase of $0.2 million in operating expenses.

General and Administrative Expenses

For the three months ended June 30, 2023, our general and administrative expenses decreased to $4.4 million compared to $5.8 million for the three months ended June 30, 2022. The decrease of $1.4 million primarily related to the following:

•a decrease of $0.8 million in legal and other operational expenses primarily related to the Asset Sale with Emergent and international TEMBEXA procurement agreements secured in 2022; and
•a decrease of $0.6 million in compensation.

Interest Income and Other, Net

For the three months ended June 30, 2023, our interest income and other, net increased to $2.8 million compared to expense of $21,000 for the three months ended June 30, 2022. This increase is primarily attributable to interest earned on higher cash balances.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, we had capital available to fund operations of approximately $233.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of June 30, 2023, we had an accumulated deficit of $753.4 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On August 10, 2020, we entered into the Jefferies Sales Agreement with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. As of June 30, 2023, we have not sold any shares of our common stock under the Jefferies Sales Agreement.

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC (the 2021 Shelf Registration Statement), which was subsequently amended in March 2022 to convert it to a non-automatic shelf registration statement that we are eligible to use. The amendment to the 2021 Shelf Registration Statement to convert to a non-automatic shelf registration statement. This registration statement enables us to offer for sale, from time to time, in one or more offerings, up to $250 million in the aggregate, of common stock, preferred stock, debt securities, warrants, rights and/or units, and will remain in effect for up to three years from the date it initially became effective. As of June 30, 2023, no sales have been made under the 2021 Shelf Registration Statement.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the period (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash sources and uses:
Net cash used in operating activities	$(36,567)	$(34,007)
Net cash provided by investing activities	30,656	60,167
Net cash provided by (used in) financing activities	168	(13,471)
Net (decrease) increase in cash and cash equivalents	$(5,743)	$12,689

The table above sets forth the net decrease or increase in cash and cash equivalents alone and not the change in our total capital available to fund operations, which also includes short-term and long-term investments. Cash and cash equivalents includes cash on hand and securities with original maturities of 90 days or less.

Operating Activities

Net cash used in operating activities of $36.6 million for the six months ended June 30, 2023 was primarily the result of our $39.9 million net loss and the change in operating assets and liabilities offset by the add-back of non-cash adjustments. The change in operating assets and liabilities includes a decrease of $5.1 million in accounts payable and accrued liabilities offset by a decrease in prepaid expenses and other assets of $4.0 million and a decrease in accounts receivable of $1.0 million. Non-cash expenses included add-backs of $7.3 million for share-based compensation and $0.1 million of amortization of deferred loan costs offset by $4.0 million of amortization of discount/premium on investments. Net cash used in operating activities of $34.0 million for the six months ended June 30, 2022 was primarily the result of our $48.2 million net loss, partially offset by the change in operating assets and liabilities and the add-back of non-cash adjustments. The change in operating assets and liabilities includes an increase of $7.1 million in accounts payable and accrued liabilities and a decrease in prepaid expenses and other assets of $0.9 million, offset by an increase in inventories of $1.4 million. Non-cash expenses included add-backs of $7.3 million for share-based compensation, $0.1 million of amortization of deferred loan costs and $0.1 million of amortization of discount/premium on investments.

Investing Activities

Net cash provided by investing activities of $30.7 million for the six months ended June 30, 2023 was primarily the result of the maturity of $76.3 million in short-term investments, partially offset by the purchase of $30.3 million in short-term investments and the purchase of $15.2 million in long-term investments. Net cash provided by investing activities of $60.2 million for the six months ended June 30, 2022 was primarily the result of the maturity of $57.7 million in short-term investments and the sale of $7.7 million in short-term investments, offset by the purchase of $5.3 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $0.2 million for the six months ended June 30, 2023 was primarily the result of $0.4 million in proceeds from stock purchases through our ESPP partially offset by the payment of $0.2 million of debt issuance costs. Net cash used by financing activities of $13.5 million for the six months ended June 30, 2022 was primarily the result of the $14.0 million payment of the note payable related to the Oncoceutics acquisition and the payment of $0.1 million of debt issuance costs, partially offset by $0.7 million in proceeds from the exercise of stock options and stock purchases through our ESPP.

MATERIAL CASH REQUIREMENTS

The discussion below summarizes our significant contractual obligations and commitments as of June 30, 2023.

Leases. See Note 3 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information, including the future operating lease minimum payments.

In addition to the amounts set forth above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved, and we are obligated to pay royalties based on future product sales. As of June 30, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. In connection with the development and commercialization of ONC201, ONC206 and ONC212, in addition to royalties on product sales, we could be required to pay former Oncoceutics securityholders up to an aggregate of $340.0 million in remaining milestone payments, assuming the achievement of all remaining applicable milestone events under the merger agreement.
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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and six months ended June 30, 2023 and 2022.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2023, has concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act, during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company focused primarily on developing ONC201 for the treatment of H3 K27M-mutant glioma as we also evaluate programs to advance from our earlier stage pipeline. We have incurred significant net losses in each year since our inception prior to 2022, including a net loss of $39.9 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of approximately $753.4 million.

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

Although we achieved profitability in 2022 as a result of the closing of our Asset Sale with Emergent Biodefense Operations Lansing LLC (Emergent), we have not been profitable in 2023, and we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

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

In January 2021, we acquired Oncoceutics, Inc. (Oncoceutics), a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. Oncoceutics’ lead product candidate, ONC201, is currently being evaluated in multiple clinical studies including in the Phase 3 ACTION Study, a registrational study for H3 K27M-mutant glioma.

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

In September 2022, Silicon Valley Bank and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time, if ever, the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants. We may never agree to such an amendment, and accordingly, we may not be able to rely upon the Loan Agreement as a viable source of future capital for our operations.

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

We have not marketed, distributed or sold any of our current product candidates. Our most advanced product candidate is ONC201, which we are developing for the treatment of H3 K27M-mutant glioma. In November 2022, we initiated a Phase 3 clinical study of ONC201 (the Phase 3 ACTION Study), and it is possible that a single trial to support regulatory approval may not be sufficient.

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

For ONC201, standard of care diagnostic tests are used to identify patients with H3 K27M-mutant glioma. Currently, such tests are available as a Laboratory Developed Test, or LDT, that has not been cleared or approved by FDA as a companion diagnostic test. FDA may require approval of a companion diagnostic in connection with an approval of an ONC201 NDA. We intend to rely on third-parties for development of companion diagnostics for commercialization of ONC201, if required. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Any failure by a third-party to obtain FDA clearance or approval for an H3 K27M mutation diagnostic test may impair our ability to meet FDA requirements for ONC201 and subsequently jeopardize or delay a potential marketing authorization.

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

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs that have received rare pediatric disease designation prior to September 30, 2024 currently expires on September 30, 2026. Absent any legislative extension, if the NDA for ONC201 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher. In the event that the Company receives a priority review voucher for ONC201, any proceeds related to the voucher would be subject to potential adjustment according to the terms of our merger agreement with Oncoceutics.

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

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and Chimerix has limited experience in obtaining regulatory approval in any markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

In September 2022, we completed the sale of our TEMBEXA program and related assets to Emergent. Under the terms of the sale, we are entitled to contingent consideration, including milestone payments and royalties, dependent upon the further development and commercial success of TEMBEXA. Accordingly, our ability to receive the contingent consideration will depend, in part, on Emergent’s ability to successfully develop and commercialize TEMBEXA. If Emergent is unable to successfully or timely integrate TEMBEXA operations into its business, it may not be able to realize the revenue growth, milestone achievements, synergies and other anticipated benefits resulting from the Asset Sale, and consequently, we may not receive all, or any, of the contingent payments under the Asset Purchase Agreement. The milestones set forth in the Asset Purchase Agreement may not be achieved on a timely basis, if at all, and we may not receive any future contingent payments. Any failure to achieve such milestones, or a perception that the milestones may not be achieved, may adversely affect our business and the value of our common stock.

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

Competition for Phase 3 ACTION Study eligible patients from Investigator Initiated Clinical Trials (IITs) could result in losses.

We currently provide investigational product for the Biological Medicine for Diffuse Intrinsic Pontine Glioma (DIPG) Eradication (BIOMEDE 2.0) IIT, sponsored by Gustave Roussy, in Paris, France. The BIOMEDE 2.0 Study is a multicenter, randomized open-label phase-3 controlled trial evaluating the efficacy and safety of ONC201 and radiation in comparison with everolimus and radiation (primary objective based on internal comparison) and subsequently to historical controls. Currently, the BIOMEDE 2 Study is open in France to pre-radiotherapy newly diagnosed H3 K27M and H3 K27me3-loss glioma patients. Some of these patients may be eligible for the Phase 3 ACTION Study following radiotherapy. While we believe that the impact is likely to be small in light of the small geographic footprint and limited eligibility overlap, competing enrollment could have a negative effect on our ability to enroll the Phase 3 ACTION Study. Patients may prefer to enroll in the BIOMEDE 2 IIT instead of the Phase 3 ACTION study because that study does not contain a placebo control arm, cross-over is allowed at progression, and treatment can be initiated with radiation. Patient preference for the BIOMEDE 2 IIT could impair the conduct or delay the initiation or completion of the Phase 3 ACTION Study. If initiation or completion of the Phase 3 ACTION Study is delayed, our development costs may increase, our approval process could be delayed, any periods during which we may have the exclusive right to commercialize ONC201 may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business. We recently worked with another IIT sponsor to amend the protocol to remove potentially Phase 3 ACTION Study eligible patients. This decision could prompt adverse publicity or other disruptions related to potential participants in the IITs. While the Company has negotiated a right to obtain access to the data from the BIOMEDE 2 Study at a specified price should the Company desire to do so in support of a commercial authorization, there is no assurance that the Company will be able to enter into a definitive agreement.

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

Our future success depends on our ability to manage our recent management transition, retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the principal members of our executive team. Effective August 1, 2023, Michael Sherman retired from his role as President and Chief Executive Officer of the Company, and Michael Andriole, Chief Business Officer and Chief Financial Officer, was promoted to President and Chief Executive Officer. Our future performance will depend, in part, on the successful integration of this management transition. If we do not successfully manage this transition, it could be viewed negatively by our employees, investors, and other third-party partners, and could have an adverse impact on our business and results of operations.

While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. As of June 30, 2023, approximately all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Based upon shares of common stock outstanding as of June 30, 2023, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 23.2% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Form of Common Stock Certificate of the Registrant.

10.1+(4)	Letter Agreement with Michael Sherman, dated June 27, 2023.

10.2+(4)	Amended Employment Offer Letter to Michael Andriole, dated June 27, 2023.

10.3+(4)	Chimerix, Inc. Non-Employee Director Compensation Policy.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)Incorporated by reference to the corresponding exhibits in Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867), filed with the SEC on June 27, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

August 3, 2023	By:	/s/ Michael T. Andriole
Michael T. Andriole
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)