Form 10-Q
period 2023-09-30
CHIMERIX INC
filed 2023-11-02
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of October 27, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 88,891,300.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$14,118	$25,842
Short-term investments, available-for-sale	180,357	191,492
Accounts receivable	11	1,040
Prepaid expenses and other current assets	6,136	9,764
Total current assets	200,622	228,138
Long-term investments	22,514	48,626
Property and equipment, net of accumulated depreciation	248	227
Operating lease right-of-use assets	1,606	1,964
Other long-term assets	292	386
Total assets	$225,282	$279,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,502	$3,034
Accrued liabilities	13,008	17,381
Total current liabilities	15,510	20,415
Line of credit commitment fee	125	250
Lease-related obligations	1,344	1,819
Total liabilities	16,979	22,484

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 88,891,300 and 88,054,127 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	89	88
Additional paid-in capital	986,202	970,535
Accumulated other comprehensive loss, net	(625)	(337)
Accumulated deficit	(777,363)	(713,429)
Total stockholders’ equity	208,303	256,857
Total liabilities and stockholders’ equity	$225,282	$279,341

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Procurement revenue	$—	$31,971	$—	$31,971
Contract and grant revenue	11	503	271	503
Licensing revenue	—	81	49	536
Total revenues	11	32,555	320	33,010
Cost of goods sold	—	333	—	447
Gross profit	11	32,222	320	32,563
Operating expenses:
Research and development	17,396	15,263	53,144	52,350
General and administrative	9,304	5,313	19,431	16,785
Total operating expenses	26,700	20,576	72,575	69,135
(Loss) income from operations	(26,689)	11,646	(72,255)	(36,572)
Other income:
Interest income and other, net	2,703	199	8,321	182
Gain on sale of business, net	—	229,670	—	229,670
(Loss) income before income taxes	(23,986)	241,515	(63,934)	193,280
Income tax expense	—	153	—	153
Net (loss) income	(23,986)	241,362	(63,934)	193,127
Other comprehensive (loss) income:
Unrealized gain (loss) on debt investments, net	188	31	(288)	(16)
Comprehensive (loss) income	$(23,798)	$241,393	$(64,222)	$193,111
Per share information:
Net (loss) income, basic	$(0.27)	$2.75	$(0.72)	$2.21
Net (loss) income, diluted	$(0.27)	$2.75	$(0.72)	$2.17

Weighted-average shares outstanding, basic	88,620,666	87,634,888	88,500,813	87,388,624
Weighted-average shares outstanding, diluted	88,620,666	87,814,330	88,500,813	89,070,831

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	88,054,127	$88	$970,535	$(337)	$(713,429)	$256,857
Share-based compensation	—	—	4,363	—	—	4,363
Employee stock purchase plan purchases	308,000	1	356	—	—	357
RSU stock issuance	221,440	—	—	—	—	—
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	106	—	106
Net loss	—	—	—	—	(21,372)	(21,372)
Total comprehensive loss						(21,266)
Balance, March 31, 2023	88,583,567	$89	$975,254	$(231)	$(734,801)	$240,311
Share-based compensation	—	—	2,959	—	—	2,959
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(582)	—	(582)
Net loss	—	—	—		(18,576)	(18,576)
Total comprehensive loss						(19,158)
Balance, June 30, 2023	88,583,567	$89	$978,213	$(813)	$(753,377)	$224,112
Share-based compensation	—	—	7,880	—	—	7,880
Employee stock purchase plan purchases	121,233	—	109	—	—	109
RSU stock issuance	186,500	—	—	—	—	—
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	188	—	188
Net loss	—	—	—	—	(23,986)	(23,986)
Total comprehensive loss						(23,798)
Balance, September 30, 2023	88,891,300	$89	$986,202	$(625)	$(777,363)	$208,303

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2021	86,884,266	$87	$953,782	$(21)	$(885,596)	$68,252
Share-based compensation	—	—	3,708	—	—	3,708
Exercise of stock options	34,406	—	102	—	—	102
Employee stock purchase plan purchases	383,981	—	555	—	—	555
RSU stock issuance	133,527	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(24,767)	(24,767)
Total comprehensive loss						(24,819)
Balance, March 31, 2022	87,436,180	$87	$958,147	$(73)	$(910,363)	$47,798
Share-based compensation	—	—	3,593	—	—	3,593
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	5	—	5
Net loss	—	—	—		(23,468)	(23,468)
Total comprehensive loss						(23,463)
Balance, June 30, 2022	87,436,180	$87	$961,740	$(68)	$(933,831)	$27,928
Share-based compensation	—	—	3,819	—	—	3,819
Exercise of stock options	236,673	1	506	—	—	507
Employee stock purchase plan purchases	151,274	—	305	—	—	305
RSU stock issuance	221,000	—	—	—	—	—
Comprehensive income:
Unrealized gain on investments, net	—	—	—	31	—	31
Net income	—	—	—	—	241,362	241,362
Total comprehensive income						241,393
Balance, September 30, 2022	88,045,127	$88	$966,370	$(37)	$(692,469)	$273,952

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(63,934)	$193,127
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	68	73
Amortization of debt issuance costs	201	166
Amortization of discount/premium on investments	(5,655)	83
Share-based compensation	15,204	11,120
Gain on sale of TEMBEXA	—	(229,670)
Gain on sale of investments	—	(1)
Gain on sale of property and equipment	(5)	—
Lease-related amortization	(66)	28
Changes in operating assets and liabilities:
Accounts receivable	1,029	(468)
Inventories	—	(2,467)
Prepaid expenses and other assets	3,616	(1,687)
Accounts payable and accrued liabilities	(4,958)	2,817
Net cash used in operating activities	(54,500)	(26,879)

Cash flows from investing activities:
Purchases of property and equipment	(89)	(72)
Proceeds from sale of property and equipment	5	—
Purchases of short-term investments	(72,224)	(11,310)
Purchases of long-term investments	(24,592)	—
Proceeds from sales of short-term investments	—	7,699
Proceeds from maturities of short-term investments	139,430	68,135
Proceeds from sale of TEMBEXA	—	233,984
Net cash provided by investing activities	42,530	298,436

Cash flows from financing activities:
Proceeds from exercise of stock options	—	608
Proceeds from employee stock purchase plan	465	860
Payments of debt issuance costs	(219)	(161)
Payment of note payable related to Oncoceutics acquisition	—	(14,000)
Net cash provided by (used in) financing activities	246	(12,693)
Net (decrease) increase in cash and cash equivalents	(11,724)	258,864
Cash and cash equivalents:
Beginning of period	25,842	15,397
End of period	$14,118	$274,261

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. The Company is focused on developing imipridones as a potential new class of selective cancer therapies. The most advanced imipridone is dordaviprone (ONC201) which is in clinical-stage development for H3 K27M-mutant glioma as its lead indication. In addition, a second-generation imipridone (ONC206) is currently in dose escalating clinical trials for adult and pediatric patients with primary central nervous system tumors.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	September 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$12,928	$12,928	$—	$—
Total cash equivalents	12,928	12,928	—	—
Short-term investments
U.S. treasury securities	97,939	44,880	53,059	—
Commercial paper	58,447	—	58,447	—
Corporate bonds	23,971	—	23,971	—
Total short-term investments	180,357	44,880	135,477	—
Long-term investments
U.S. treasury securities	22,514	3,939	18,575	—
Total long-term investments	22,514	3,939	18,575	—
Total assets	$215,799	$61,747	$154,052	$—

	Fair Value Measurements
	December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$17,826	$17,826	$—	$—
Commercial paper	4,998	—	4,998	—
Total cash equivalents	22,824	17,826	4,998	—
Short-term investments
U.S. treasury securities	38,094	25,271	12,823	—
Commercial paper	127,517	—	127,517	—
Corporate bonds	25,881	—	25,881	—
Total short-term investments	191,492	25,271	166,221	—
Long-term investments
U.S. treasury securities	48,626	11,685	36,941	—
Total long-term investments	48,626	11,685	36,941	—
Total assets	$262,942	$54,782	$208,160	$—

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

Employee Retention Credit

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $2.0 million employee retention credit during the three months ended September 30, 2022 related to labor costs recognized during 2020 and 2021, which is recorded in prepaid expenses and other current assets. For the three months ended September 30, 2022, $1.5 million was recorded as a reduction to research and development expenses and $0.5 million was recorded as a reduction to general and administrative expenses. The Company has filed for refunds of the employee retention credits and as of the date of this Quarterly Report on Form 10-Q, it has received $27,000 of refunds and cannot reasonably estimate when it will receive any or all of the remaining refunds.

Deferred Loan Costs

On January 31, 2022 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), by and between the Company, as borrower, and Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. The Company has no obligation to draw down any amount under the Credit Facility, and has not drawn down any amount as of September 30, 2023.

In September 2022, in connection with the Asset Sale, the Lender and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) 1.50% above the Prime Rate (as defined below) and (ii) 4.75%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “Prime Rate”. If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Loan Agreement. The Company must also pay an unused line fee equal to 0.25% per annum on the unused portion of the Credit Facility, payable quarterly in arrears. Upon the termination of the Loan Agreement for any reason prior to the Maturity Date, the Company will be required to pay to the Lender an early termination fee of $0.5 million. The Loan Agreement also requires the Company to pay the Lender a non-refundable commitment fee of $0.5 million, payable in four equal installments beginning on the Effective Date and each anniversary of the Effective Date thereafter until January 31, 2025. As of September 30, 2023, the Company has recorded current deferred loan costs of $0.1 million in prepaid expenses and other current assets and non-current deferred loan costs of $0.2 million in other long-term assets on the Consolidated Balance Sheets. As of September 30, 2023, the Company has recorded a current loan fee liability of $0.2 million in accrued liabilities and a non-current loan fee liability of $0.1 million in line of credit commitment fee on the Consolidated Balance Sheets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued research and development expenses	$6,532	$6,691
Accrued compensation	3,912	6,438
Other accrued liabilities	2,564	4,252
Total accrued liabilities	$13,008	$17,381

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

The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized $11,000 and $0.2 million of contract revenue for support provided to Emergent for the three and nine months ended September 30, 2023, respectively. The Company recognized $36,000 of contract revenue for support provided to Emergent for the three and nine months ended September 30, 2022.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At September 30, 2023, the Company has a deferred revenue balance of $0.1 million related to these grants. For the three months ended September 30, 2023, the Company recognized no grant revenue and for the nine months ended September 30, 2023, the Company recognized $30,000 of grant revenue. For the three and nine months ended September 30, 2022, the Company recognized $0.5 million grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the three months ended September 30, 2023, the Company recognized no license revenue related to this agreement and for the nine months ended September 30, 2023, the Company recognized approximately $58,000 of license revenue related to this agreement. For the three and nine months ended September 30, 2022, the Company recognized approximately $0.1 million and $0.5 million, respectively, of license revenue related to this agreement.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2023, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the diluted per-share computations reflect the number of additional common stock outstanding that would have been outstanding if the potentially dilutive common stock had been issued.

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

Note 2. Investments

The following tables summarize the Company’s debt investments (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$24,004	$—	$(33)	$23,971
Commercial paper	58,517	1	(71)	58,447
U.S. treasury securities	120,975	—	(522)	120,453
Total investments	$203,496	$1	$(626)	$202,871

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25,906	$4	$(29)	$25,881
Commercial paper	127,657	36	(176)	127,517
U.S. treasury securities	86,892	7	(179)	86,720
Total investments	$240,455	$47	$(384)	$240,118

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	September 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$18,971	$(33)	$—	$—	$18,971	$(33)
Commercial paper	51,968	(71)	—	—	51,968	(71)
U.S. treasury securities	113,704	(521)	—	—	113,704	(521)
Total	$184,643	$(625)	$—	$—	$184,643	$(625)
Number of securities with unrealized losses		66		—		66

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$22,905	$(29)	$—	$—	$22,905	$(29)
Commercial paper	88,860	(176)	—	—	88,860	(176)
U.S. treasury securities	$67,489	$(179)	$—	$—	$67,489	$(179)
Total	$179,254	$(384)	$—	$—	$179,254	$(384)
Number of securities with unrealized losses		55		—		55

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Unrealized gains and losses on debt investments are recorded to unrealized gain (loss) on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current investments. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term investments. At September 30, 2023, the Company believes that the cost of its investments is recoverable in all material respects. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company’s debt investments at September 30, 2023 (in thousands):

Maturing in one year or less	$180,357
Maturing after one year through two years	22,514
Total debt investments	$202,871

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of September 30, 2023 was 2.84 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.2 million for the three months ended September 30, 2023 and 2022 and approximately $0.5 million for the nine months ended September 30, 2023 and 2022.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of September 30, 2023, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of September 30, 2023 (in thousands):

Assets
Operating lease right-of-use assets	$1,606

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$624
Operating lease long-term liabilities (recorded within Lease-related obligations)	1,344
Total operating lease liabilities	$1,968

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of September 30, 2023
2023	186
2024	759
2025	781
2026	467
Total future minimum rental payments	$2,193
Less amount of lease payments representing interest	225
Total present value of lease payments	$1,968

As of December 31, 2022, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2022
2023	736
2024	759
2025	781
2026	467
Total future minimum rental payments	$2,743
Less amount of lease payments representing interest	351
Total present value of lease payments	$2,392

For the three months ended September 30, 2023 and 2022, the Company made lease payments of approximately $0.2 million and for the nine months ended September 30, 2023 and 2022, the Company made lease payments of approximately $0.5 million.

Significance of Revenue Source

The Company was the recipient of federal research contract funds from BARDA. Periodic audits are required in connection with the Company’s receipt of such funds and certain costs may be questioned as appropriate by BARDA. Accordingly, at September 30, 2023 and December 31, 2022, the Company had recorded a provision for potential refundable amounts of $52,000.

Note 4. Equity Transactions and Share-based Compensation

At-The-Market Equity Offering; Shelf Registration Statement

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. As of August 9, 2023, the Form S-3 shelf registration statement that registered the shares of common stock available for sale under the Jefferies Sales Agreement expired at the end of its three-year term, and is no longer available for use. We have not sold any shares of our common stock under the Jefferies Sales Agreement.

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which was subsequently amended in March 2022 to convert to a non-automatic shelf registration statement. This registration statement enables us to offer for sale, from time to time, in one or more offerings, up to $250 million in the aggregate, of common stock, debt securities, warrants, rights and/or units, and will remain in effect for up to three years from the date it became effective. As of September 30, 2023, no sales have been made under the shelf registration statement.

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increased on January 1, 2023, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or 3.5 million shares. As of September 30, 2023, there was a total of 2.4 million shares reserved for future issuance under the 2013 Plan. The Company issued no shares of common stock pursuant to the exercise of stock options during the three and nine months ended September 30, 2023. The Company issued 237,000 shares and approximately 271,000 shares of common stock pursuant to the exercise of stock options during the three and nine months ended September 30, 2022.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 4.8 million shares of common stock to be purchased under the ESPP, of which 2.2 million shares remained available for purchase as of September 30, 2023. The number of shares of common stock reserved for issuance automatically increased on January 1, 2023, by an additional 422,535 shares.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four-month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four-month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 121,000 and 429,000 shares of common stock pursuant to the ESPP during the three and nine months ended September 30, 2023. The Company issued approximately 151,000 and 535,000 shares of common stock pursuant to the ESPP during the three and nine months ended September 30, 2022, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued 187,000 shares and approximately 408,000 of common stock pursuant to the vesting of RSUs during the three and nine months ended September 30, 2023. The Company issued 221,000 shares and approximately 355,000 shares of common stock pursuant to the vesting of RSUs during the three and nine months ended September 30, 2022.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$1,739	$2,097	$5,619	$5,827
General and administrative expense	6,141	1,722	9,585	5,293
Total share-based compensation expense	$7,880	$3,819	$15,204	$11,120

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

During the three months ended September 30, 2023, the Company’s then CEO transitioned to Chairman of the Board of Directors. Per the Company’s equity incentive plan, as there was no break in continuous service, the former CEO’s equity grants continue to vest on their normal schedule and remain outstanding, contingent upon continued service. In matching the grant expense to the service period for the role in which the grants were originally made, the Company recognized approximately $5.1 million in stock-based compensation during the period. This amount is recorded in general and administrative expenses.

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2023 as the Company incurred losses for the nine month period ended September 30, 2023 and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At September 30, 2023, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

The period under which the Company was contracted to provide the majority of operational support services to Emergent in furtherance of its obligations under the Asset Purchase Agreement and the BARDA Agreement concluded on March 26, 2023, except for certain services which the parties agreed would continue until the occurrence of a specific event, or in some cases a predetermined end date. The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized approximately $11,000 and $0.2 million of contract revenue for support provided for the three and nine months ended September 30, 2023, respectively. The Company recognized $36,000 of contract revenue for support provided to Emergent for the three and nine months ended September 30, 2022.

The sale of TEMBEXA constitutes a significant disposition of a business, however, the Company determined the disposition did not represent a strategic shift, and accordingly, the Company did not account for the disposition as a discontinued operation. The Company recorded a $229.7 million net gain on sale of business in other income on the Consolidated Statement of Operations and Comprehensive (Loss) Income in the third quarter of 2022. The net gain consists of the following assets and liabilities transferred in accordance with the Asset Purchase Agreement (in thousands):

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

Note 7. DSTAT Contract Close-out

In May 2022, the Company made the decision to discontinue the development of DSTAT for the treatment of AML. Effective July 12, 2022, the Company terminated the License and Development Agreement with Cantex. As a result, the Company recorded an accrual of expenses to close-out the DSTAT vendor contracts. As of September 30, 2023, on the Consolidated Balance Sheets, the Company has recorded $15,000 of contract close-out costs in accrued liabilities and accounts payable.

These balances are expected to be fully paid by early 2024.

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

The following table sets forth the accounts payable and accrual activity for contract close-out costs (in thousands) for the nine months ended September 30, 2023.

Contract Close-out Costs
Balance at December 31, 2022	$1,311
Revised estimates	10
Payments	(250)
Balance at March 31, 2023	$1,071
Revised estimates	(122)
Payments	(96)
Balance at June 30, 2023	$853
Revised estimates	(79)
Payments	(759)
Balance at September 30, 2023	$15

For the three and nine months ended September 30, 2023, the revised accrual estimates resulted in a decrease to research and development expenses of $79,000 and $190,000, respectively.

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

The following table summarizes the restructuring charges (in thousands) recorded for the three months ended December 31, 2022:

Employee Termination Benefits
Research and development	$1,768
General and administrative	86
Total restructuring expenses	$1,854

The following table sets forth the accrual activity for employee termination benefits (in thousands) for the nine months ended September 30, 2023:

Employee Termination Benefits
Balance at December 31, 2022	$1,442
Revised estimates	(73)
Payments	(641)
Balance at March 31, 2023	$728
Revised estimates	(89)
Payments	(395)
Balance at June 30, 2023	$244
Revised estimates	—
Payments	(92)
Balance at September 30, 2023	$152

Note 9. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2023, and events which occurred subsequently but were not recognized in the financial statements.

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

OVERVIEW

Chimerix (Chimerix, we, our, us or the Company) is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. The Company is focused on developing imipridones as a potential new class of selective cancer therapies. The most advanced imipridone is dordaviprone (ONC201) which is in clinical-stage development for H3 K27M-mutant glioma as its lead indication. In addition, a second-generation imipridone (ONC206) is currently in dose escalating clinical trials for adult and pediatric patients with primary central nervous system tumors.

Recent Developments

Dordaviprone, ONC201

Phase 3 ACTION Study Continues - Enrollment on Target for Interim Data in 2025

The Phase 3 ACTION trial is enrolling in twelve countries including the United States, Canada, the United Kingdom, South Korea, Israel, Denmark, Germany, Italy, the Netherlands, Spain, Switzerland and Australia. Management expects interim overall survival (OS) and progression free survival (PFS) analyses from the trial to occur in 2025 with a final OS analysis expected in 2026. The ACTION trial enrolls patients shortly after they have completed front-line radiation therapy that is the standard of care for glioma. The study is designed to enroll 450 patients randomized 1:1:1 to receive ONC201 at one of two dosing frequencies or placebo. Participants will be randomized to receive either: (i) 625mg of ONC201 once per week, (ii) 625mg twice per week on two consecutive days or (iii) placebo. The study is open to pediatric and adult patients >10kg body weight and the dose will be scaled by body weight for patients weighing less than 52.5kg. Primary endpoints include OS and PFS. OS will be assessed for efficacy at three alpha-allocated timepoints consisting of two interim assessments by the Independent Data Monitoring Committee (IDMC) at 164 events and 246 events, respectively, and a final assessment at 327 events. The final PFS analysis will be performed after 286 events, with progression assessed using response assessment in neuro-oncology-high grade glioma (RANO HGG) criteria by blinded independent central review (BICR). Secondary endpoints include corticosteroid response, performance status response, change from baseline in quality of life (QoL) assessments and change from baseline in neurologic function as assessed by the Neurologic Assessment in Neuro-Oncology (NANO) scale. Per the protocol, a safety interim analysis will be completed after the first 120 patients have been treated and followed for at least three cycles.

Our plan is to initiate a submission to regulators for approval upon receipt of positive overall survival data at either of the interim or the final overall survival analyses. The first submission for marketing authorization would likely be initiated in the U.S. with submissions outside the U.S. to follow. In addition, in the event the result of the progression free survival analysis is positive, we would discuss the potential for submission and an approval of ONC201 with regulatory authorities based on this data.

Publication of “Clinical efficacy of ONC201 in H3K27M-mutant diffuse midline gliomas is driven by disruption of integrated metabolic and epigenetic pathways”

In August 2023, data in support of ONC201 as a treatment for H3 K27M-mutant diffuse midline gliomas (H3K27M-DMG) appeared in the peer-reviewed journal, Cancer Discovery, a journal of the American Association for Cancer Research. The manuscript titled, “Clinical efficacy of ONC201 in H3K27M-mutant diffuse midline gliomas is driven by disruption of integrated metabolic and epigenetic pathways,” reported survival analyses of 71 patients with H3K27M-DMG treated with ONC201, which demonstrated promising results in a patient population with a poor prognosis and few treatment options. In addition to assessing clinical outcomes, the study corroborated mechanistic findings from laboratory models in samples from treated patients that demonstrated the ability of ONC201 to disrupt metabolic pathways and reverse a molecular signature of the H3 K27M mutation in patient's tumor samples. According to the survival analyses in this study, ONC201 frontline treatment, administered post radiation therapy, demonstrated a significant increase in median overall survival (mOS) from diagnosis in ONC201-treated versus in historical controls (21.7 months mOS vs. 12 months mOS, p<0.0001). The study was led by a team of researchers from the University of Michigan and other collaborators including several authors from Chimerix.

Early Pipeline Development – ONC206, ONC212 and CMX521

ONC206

ONC206 is a second generation DRD2 antagonist and ClpP agonist that has demonstrated monotherapy anti-cancer activity in pre-clinical models. ONC206 is currently being evaluated in Phase 1 dose escalation trials enrolling patients with advanced central nervous system tumors in partnership with the National Institutes of Health (NIH) and with the Pacific Pediatric Neuro-Oncology Consortium (PNOC). In March 2023, the Company reported an investigator-assessed response in a patient with recurrent glioblastoma without the H3K27M-mutation. To date, ONC206 is generally well tolerated with a similar safety profile in adults and pediatrics. No dose limiting toxicities have been identified to date. We are currently enrolling ONC206 dose escalation trials with a more frequent dosing schedule to increase the duration of therapeutic exposure. ONC206 dose escalation is expected to be completed in the first half of 2024.

ONC206 is in ongoing nonclinical studies to identify and evaluate candidate biomarker-defined oncology indications, to identify potential pharmacodynamic biomarkers and further elucidate its mechanism of action. These activities will inform data-driven clinical development plans.

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

The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized $11,000 and $0.2 million of contract revenue for expense reimbursement related to support provided to Emergent for the three and nine months ended September 30, 2023, respectively. The Company recognized $36,000 of contract revenue for support provided to Emergent for the three and nine months ended September 30, 2022.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At September 30, 2023, the Company has a deferred revenue balance of $0.1 million related to these grants. For the three months ended September 30, 2023, the Company recognized no grant revenue and for the nine months ended September 30, 2023, the Company recognized $30,000 of grant revenue. For the three and nine months ended September 30, 2022, the Company recognized $0.5 million grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the three months ended September 30, 2023, the Company recognized no license revenue related to this agreement and for the nine months ended September 30, 2023, the Company recognized approximately $58,000 of license revenue related to this agreement. For the three and nine months ended September 30, 2022, the Company recognized approximately $0.1 million and $0.5 million, respectively, of license revenue related to this agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct research and development expenses	$11,024	$9,303	$32,925	$31,627
Research and development personnel costs - excluding stock-based compensation	3,648	3,177	12,101	13,200
Research and development personnel costs - stock-based compensation	1,739	2,097	5,619	5,827
Indirect research and development expenses	985	686	2,499	1,696
Total research and development expenses	$17,396	$15,263	$53,144	$52,350

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

Dociparstat Sodium (DSTAT)

The final clinical study report related to the Phase 3 DASH AML trial has been completed, submitted to the FDA, and the IND has been inactivated. No further clinical or regulatory action is anticipated. Additionally, we have approximately $15,000 of accounts payable and contract close-out accruals as of September 30, 2023, which we expect to be paid by early 2024.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $7.9 million and $3.8 million was recognized in the three months ended September 30, 2023 and 2022, respectively, and $15.2 million and $11.1 million was recognized in the nine months ended September 30, 2023 and 2022, respectively. The increase in share-based compensation expense in 2023 was primarily related to the one-time recognition of stock option and RSU expense in order to match the grant expense to the service period for the role in which the grants were originally made following the transition of the Company’s then CEO to Chairman of the Board of Directors. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 2, 2023. There have been no material changes during the nine months ended September 30, 2023 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2023 and 2022.

The following table summarizes our results of operations for the nine months ended months ended September 30, 2023 and 2022, together with the changes in those items (in thousands except percentages):

	Nine Months Ended September 30,		Dollar Change	% Change
	2023	2022	Increase/(Decrease)
Revenues:
Procurement revenue	$—	$31,971	$(31,971)	(100.0)%
Contract and grant revenue	271	503	(232)	(46.1)%
Licensing revenue	49	536	(487)	(90.9)%
Total revenues	320	33,010	(32,690)	(99.0)%
Cost of goods sold	—	447	(447)	(100.0)%
Gross profit	320	32,563	(32,243)	(99.0)%
Operating expenses:
Research and development	53,144	52,350	794	1.5%
General and administrative	19,431	16,785	2,646	15.8%
Total operating expenses	72,575	69,135	3,440	5.0%
Loss from operations	(72,255)	(36,572)	(35,683)	97.6%
Other income:
Interest income and other, net	8,321	182	8,139	4,472.0%
Gain on sale of business, net	—	229,670	(229,670)	(100.0)%
(Loss) income before income taxes	$(63,934)	$193,280	$(257,214)	(133.1)%
Income tax expense	—	153	(153)	(100.0)%
Net loss	$(63,934)	$193,127	$(257,061)	(133.1)%

Contract, Licensing and Procurement Revenue

For the nine months ended September 30, 2023, total revenue decreased to $0.3 million compared to $33.0 million for the nine months ended September 30, 2022. The decrease of $32.7 million is primarily related to a decrease in revenue related to the international TEMBEXA procurement agreements secured in 2022.

Research and Development Expenses

For the nine months ended September 30, 2023, our research and development expenses increased to $53.1 million compared to $52.4 million for the nine months ended September 30, 2022. The increase of $0.8 million primarily related to the following:

•an increase of $8.0 million primarily related to ONC201 research and development expenses and start-up expenses related to the ACTION Phase 3 study of ONC201 in patients who harbor the H3 K27M-mutation; offset by
•a decrease of $4.1 million in DSTAT development costs related to the discontinuation of the DSTAT program in 2022;
•a decrease of $1.6 million in the development of our other pipeline products, ONC206, ONC212, and CMX521; and
•a decrease of $1.2 million in compensation expenses.

General and Administrative Expenses

For the nine months ended September 30, 2023, our general and administrative expenses increased to $19.4 million compared to $16.8 million for the nine months ended September 30, 2022. The increase of $2.6 million primarily related to the following:

•an increase of $4.3 million in non-cash stock compensation primarily related to the one-time recognition of stock option and RSU expense in order to match the grant expense to the service period for the role in which the grants were originally made following the transition of the Company’s then CEO to Chairman of the Board of Directors; offset by
•a decrease of $1.7 million in legal and other operational expenses primarily related to the Asset Sale with Emergent and international TEMBEXA procurement agreements secured in 2022.

Interest Income and Other, Net

For the nine months ended September 30, 2023, our interest income and other, net increased to income of $8.3 million compared to income of $182,000 for the nine months ended September 30, 2022. This increase is primarily attributable to interest earned on higher cash balances.

Gain on Sale of Business, Net

For the nine months ended September 30, 2022, we recorded a total of $229.7 million related to the net gain on the sale of the exclusive worldwide rights to brincidofovir, including TEMBEXA and specified related assets to Emergent.

Comparison of the Three Months Ended September 30, 2023 and 2022.

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the changes in those items (in thousands, except percentages):

	Three Months Ended September 30,		Dollar Change	% Change
	2023	2022	Increase/(Decrease)
Revenues:
Procurement revenue	$—	$31,971	$(31,971)	(100.0)%
Contract and grant revenue	11	503	(492)	(97.8)%
Licensing revenue	—	81	(81)	(100.0)%
Total revenues	11	32,555	(32,544)	(100.0)%
Cost of goods sold	—	333	(333)	(100.0)%
Gross profit	11	32,222	(32,211)	(100.0)%
Operating expenses:
Research and development	17,396	15,263	2,133	14.0%
General and administrative	9,304	5,313	3,991	75.1%
Total operating expenses	26,700	20,576	6,124	29.8%
(Loss) income from operations	(26,689)	11,646	(38,335)	(329.2)%
Other income:
Interest income and other, net	2,703	199	2,504	1,258.3%
Gain on sale of business, net	—	229,670	(229,670)	(100.0)%
(Loss) income before income taxes	$(23,986)	$241,515	$(265,501)	(109.9)%
Income tax expense	—	153	(153)	(100.0)%
Net (loss) income	$(23,986)	$241,362	$(265,348)	(109.9)%

Contract, Licensing and Procurement Revenue

For the three months ended September 30, 2023, total revenue decreased to $11,000 compared to $32.6 million for the three months ended September 30, 2022. The decrease of $32.5 million is primarily related to a decrease in revenue related to the international TEMBEXA procurement agreements secured in 2022.

Research and Development Expenses

For the three months ended September 30, 2023, our research and development expenses increased to $17.4 million compared to $15.3 million for the three months ended September 30, 2022. The increase of $2.1 million primarily related to the following:

•an increase of $2.5 million related to ONC201 research and development expenses, primarily in start-up expenses related to the ACTION Phase 3 study of ONC201 in patients who harbor the H3 K27M-mutation; offset by

•a decrease of $0.2 million in TEMBEXA expenses following the Asset Sale with Emergent in 2022.

General and Administrative Expenses

For the three months ended September 30, 2023, our general and administrative expenses increased to $9.3 million compared to $5.3 million for the three months ended September 30, 2022. The increase of $4.0 million primarily related to the following:

•an increase of $4.4 million in non-cash stock compensation primarily related to the one-time recognition of stock option and RSU expense in order to match the grant expense to the service period for the role in which the grants were originally made following the transition of the Company’s then CEO to Chairman of the Board of Directors; offset by
•a decrease of $0.6 million in legal and other operational expenses.

Interest Income and Other, Net

For the three months ended September 30, 2023, our interest income and other, net increased to $2.7 million compared to income of $199,000 for the three months ended September 30, 2022. This increase is primarily attributable to interest earned on higher cash balances.

Gain on Sale of Business, Net

For the three months ended September 30, 2022, we recorded a total of $229.7 million related to the net gain on the sale of the exclusive worldwide rights to brincidofovir, including TEMBEXA and specified related assets to Emergent.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, we had capital available to fund operations of approximately $217.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of September 30, 2023, we had an accumulated deficit of $777.4 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On August 10, 2020, we entered into the Jefferies Sales Agreement with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. As of August 9, 2023, the Form S-3 shelf registration statement that registered the shares of common stock available for sale under the Jefferies Sales Agreement expired at the end of its three-year term, and is no longer available for use. We have not sold any shares of our common stock under the Jefferies Sales Agreement.

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC (the 2021 Shelf Registration Statement), which was subsequently amended in March 2022 to convert it to a non-automatic shelf registration statement that we are eligible to use. The amendment to the 2021 Shelf Registration Statement to convert to a non-automatic shelf registration statement. This registration statement enables us to offer for sale, from time to time, in one or more offerings, up to $250 million in the aggregate, of common stock, preferred stock, debt securities, warrants, rights and/or units, and will remain in effect for up to three years from the date it initially became effective. As of September 30, 2023, no sales have been made under the 2021 Shelf Registration Statement.

On January 31, 2022, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. We have no obligation to draw down any amount under the Credit Facility, and have not drawn down any amount as of September 30, 2023. In September 2022, in connection with the Asset Sale, the Lender and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the period (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash sources and uses:
Net cash used in operating activities	$(54,500)	$(26,879)
Net cash provided by investing activities	42,530	298,436
Net cash provided by (used in) financing activities	246	(12,693)
Net (decrease) increase in cash and cash equivalents	$(11,724)	$258,864

The table above sets forth the net decrease or increase in cash and cash equivalents alone and not the change in our total capital available to fund operations, which also includes short-term and long-term investments. Cash and cash equivalents includes cash on hand and securities with original maturities of 90 days or less.

Operating Activities

Net cash used in operating activities of $54.5 million for the nine months ended September 30, 2023 was primarily the result of our $63.9 million net loss and the change in operating assets and liabilities offset by the add-back of non-cash adjustments. The change in operating assets and liabilities includes a decrease of $5.0 million in accounts payable and accrued liabilities offset by a decrease in prepaid expenses and other assets of $3.6 million and a decrease in accounts receivable of $1.0 million. Non-cash expenses included add-backs of $15.2 million for share-based compensation and $0.2 million of amortization of deferred loan costs offset by $5.7 million of amortization of discount/premium on investments. Net cash used in operating activities of $26.9 million for the nine months ended September 30, 2022 was primarily the result of our $193.1 million net income, partially offset by the change in operating assets and liabilities and the add-back of non-cash adjustments. The change in operating assets and liabilities includes an increase in prepaid expenses and other assets of $1.7 million, an increase in inventories of $2.5 million and an increase in accounts receivable of $0.5 million, offset by a decrease of $2.8 million in accounts payable and accrued liabilities. Non-cash expenses included an add-back of $229.7 million for the gain on the sale of TEMBEXA offset by the add-back of $11.1 million for share-based compensation, $0.2 million of amortization of deferred loan costs and $0.1 million of amortization of discount/premium on investments.

Investing Activities

Net cash provided by investing activities of $42.5 million for the nine months ended September 30, 2023 was primarily the result of the maturity of $139.4 million in short-term investments, partially offset by the purchase of $72.2 million in short-term investments and the purchase of $24.6 million in long-term investments. Net cash provided by investing activities of $298.4 million for the nine months ended September 30, 2022 was primarily the result of $234.0 million of proceeds from the sale of TEMBEXA, the maturity of $68.1 million in short-term investments and the sale of $7.7 million in short-term investments, partially offset by the purchase of $11.3 million in short-term investments.

Financing Activities

Net cash provided by financing activities of $0.2 million for the nine months ended September 30, 2023 was primarily the result of $0.5 million in proceeds from stock purchases through our ESPP partially offset by the payment of $0.2 million of debt issuance costs. Net cash used by financing activities of $12.7 million for the nine months ended September 30, 2022 was primarily the result of the $14.0 million payment of the note payable related to the Oncoceutics acquisition and the payment of $0.2 million of debt issuance costs, partially offset by $1.5 million in proceeds from the exercise of stock options and stock purchases through our ESPP.

MATERIAL CASH REQUIREMENTS

The discussion below summarizes our significant contractual obligations and commitments as of September 30, 2023.

Leases. See Note 3 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information, including the future operating lease minimum payments.

In addition to the amounts set forth above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved, and we are obligated to pay royalties based on future product sales. As of September 30, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. In connection with the development and commercialization of ONC201, ONC206 and ONC212, in addition to royalties on product sales, we could be required to pay former Oncoceutics securityholders up to an aggregate of $340.0 million in remaining milestone payments, assuming the achievement of all remaining applicable milestone events under the merger agreement.
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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and nine months ended September 30, 2023 and 2022.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2023, has concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act, during the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We rely on third-party manufacturers to produce our preclinical drug supplies and clinical drug supplies, and intend to rely on third parties to produce commercial supplies of any approved product candidates. We rely on limited sources of supply for the drug components for each of our product candidates including ONC201, and any disruption in the chain of supply for either of these product candidates may cause delays in their development and commercialization.
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
•Increasing demand for compassionate use or third-party supply of our unapproved therapies could impair or delay the completion of our controlled clinical trials or otherwise result in losses.
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

We are a biopharmaceutical company focused primarily on developing ONC201 for the treatment of H3 K27M-mutant glioma as we also evaluate programs to advance from our earlier stage pipeline. We have incurred significant net losses in each year since our inception prior to 2022, including a net loss of $63.9 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of approximately $777.4 million.

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

For ONC201, standard of care diagnostic tests are used to identify patients with H3 K27M-mutant glioma. Currently, such tests are available as a Laboratory Developed Test, or LDT, that has not been cleared or approved by FDA as a companion diagnostic test. FDA may require approval of a companion diagnostic in connection with an approval of an ONC201 NDA. We intend to rely on third parties for development of companion diagnostics for commercialization of ONC201, if required. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Any failure by a third party to obtain FDA clearance or approval for an H3 K27M mutation diagnostic test may impair our ability to meet FDA requirements for ONC201 and subsequently jeopardize or delay a potential marketing authorization.

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

Risks Related to Our Business Operations and Industry

Increasing demand for compassionate use or third-party supply of our unapproved therapies could impair or delay the completion of our controlled clinical trials or otherwise result in losses.

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

Patient demand for ONC201 or ONC206 outside of our clinical trial could impair the conduct or delay the completion of our controlled clinical trials. Currently, there are a limited number of therapeutic options available to glioma patients suffering from this severe and life-threatening disease. In the face of a glioma diagnosis, patients will often turn to alternate means of access to drug outside the scope of our current clinical trials. We are, and from time to time may be, aware of such alternate providers that purport to supply ONC201, ONC206 or similar versions thereof and intend to take meaningful action to eliminate such alternative supplies when and if appropriate. In the event that patients opt to choose alternative supplies from third parties rather than enroll in our studies, our clinical program could be negatively impacted. In the event that patients choose to access alternative supplies while enrolled in our clinical studies, we may not be able to successfully meet the study endpoints and our clinical program could be negatively impacted.

We have amended the protocol of our open expanded access program to focus on patients that are not eligible for the Phase 3 ACTION Study. Therefore, the Phase 3 ACTION Study will serve as the main mechanism for patients with newly diagnosed H3 K27M-mutant diffuse glioma following completion of radiotherapy to receive ONC201. This decision could prompt adverse publicity or other disruptions related to potential participants in such expanded access programs.

Competition for Phase 3 ACTION Study eligible patients from Investigator Initiated Clinical Trials (IITs) could result in losses.

We currently provide investigational product for the Biological Medicine for Diffuse Intrinsic Pontine Glioma (DIPG) Eradication (BIOMEDE 2.0) IIT, sponsored by Gustave Roussy, in Paris, France. The BIOMEDE 2.0 Study is a multicenter, randomized open-label phase-3 controlled trial evaluating the efficacy and safety of ONC201 and radiation in comparison with everolimus and radiation (primary objective based on internal comparison) and subsequently to historical controls. Currently, the BIOMEDE 2.0 Study is open in France to pre-radiotherapy newly diagnosed H3 K27M and H3 K27me3-loss glioma patients. Some of these patients may be eligible for the Phase 3 ACTION Study following radiotherapy. While we believe that the impact is likely to be small in light of the small geographic footprint and limited eligibility overlap, competing enrollment could have a negative effect on our ability to enroll the Phase 3 ACTION Study. Patients may prefer to enroll in the BIOMEDE 2 IIT instead of the Phase 3 ACTION Study because that study does not contain a placebo control arm, cross-over is allowed at progression, and treatment can be initiated with radiation. Patient preference for the BIOMEDE 2 IIT could impair the conduct or delay the initiation or completion of the Phase 3 ACTION Study. If initiation or completion of the Phase 3 ACTION Study is delayed, our development costs may increase, our approval process could be delayed, any periods during which we may have the exclusive right to commercialize ONC201 may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business. We recently worked with another IIT sponsor to amend the protocol to remove potentially Phase 3 ACTION Study eligible patients. This decision could prompt adverse publicity or other disruptions related to potential participants in the IITs. While the Company has negotiated a right to obtain access to the data from the BIOMEDE 2.0 Study at a specified price should the Company desire to do so in support of a commercial authorization, there is no assurance that the Company will be able to enter into a definitive agreement.

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

While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. As of September 30, 2023, all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

We currently carry $15 million per occurrence, and $15 million in the aggregate in product liability insurance covering our United States clinical trials, with additional local coverage as required for the other countries in which we conduct our trials, but not yet extending coverage to commercial sales. Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Based upon shares of common stock outstanding as of September 30, 2023, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 25.6% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Responding to proxy contests and other actions by activist investors could be costly and time-consuming, disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

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

Pursuant to the 2013 Plan, our management is authorized to grant stock options to our employees, directors and consultants. In addition, our board of directors may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the terms of our 2013 Employee Stock Purchase Plan (ESPP). To the extent we seek, and our stockholders approve, future increases to the number of shares underlying our 2013 Plan (or a successor plan) and ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, which could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Form of Common Stock Certificate of the Registrant.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*+
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

* Filed herewith.
+ The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Chimerix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

CHIMERIX, INC.

November 2, 2023	By:	/s/ Michael T. Andriole
Michael T. Andriole
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)