Form 10-K
period 2023-12-31
CHIMERIX INC
filed 2024-02-29
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on The Nasdaq Global Market on June 30, 2023 was $93,625,587.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 23, 2024 was 89,210,356.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2023 are incorporated by reference into Part III of this report………………………………………………………
10-K Part III

CHIMERIX, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2023

PART I
Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events that are subject to risks and uncertainties, may contain words such as “may,” “will,” “would,” “could,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “project” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

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

•Following regulatory approval for any of our product candidates, including ONC201, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.
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
•Our ability to receive future contingent consideration from the sale depends on, among other things, Emergent’s ability to successfully develop and commercialize TEMBEXA.
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

ITEM 1.      BUSINESS

Chimerix Overview

Chimerix (Chimerix, we, our, us or the Company) is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. The Company is focused on developing imipridones as a potential new class of selective cancer therapies. The most advanced imipridone is dordaviprone (ONC201) which is in clinical-stage development for H3 K27M-mutant diffuse glioma as its lead indication. In addition, a second-generation imipridone (ONC206) is currently in dose escalating clinical trials for adult and pediatric patients with primary central nervous system tumors.

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

ONC201 Development Program

ONC201 is currently in a global randomized Phase 3 trial (the ACTION Study) for patients with diffuse glioma, or diffuse midline glioma (DMG), which harbor a H3 K27M mutation. Frontline radiotherapy is the standard of care for these patients. DMGs that harbor the H3 K27M mutation are considered Grade IV by the World Health Organization. This patient population has few treatment options and poor prognoses.

Phase 3 ACTION Study of ONC201

The ACTION Study is currently enrolling patients at over 130 sites in 13 countries in North America, Europe, the UK, Israel, Australia and Asia. The ACTION trial enrolls patients shortly after they have completed front-line radiation therapy that is the standard of care for glioma. The study is designed to enroll 450 patients randomized 1:1:1 to receive ONC201 at one of two dosing frequencies or placebo. Participants are randomized to receive either: (i) 625mg of ONC201 once per week (the Phase 2 dosing regimen), (ii) 625mg twice per week on two consecutive days or (iii) placebo. The study is open to pediatric and adult patients >10kg body weight and the dose will be scaled by body weight for patients weighing less than 52.5kg. Primary endpoints include Overall Survival (OS) and progression free survival (PFS). OS will be assessed for efficacy at three alpha-allocated timepoints consisting of two interim assessments by an Independent Data Monitoring Committee (IDMC) at 164 events and 246 events, respectively, and a final assessment at 327 events. The final PFS analysis will be performed after 286 events, with progression assessed using response assessment in neuro-oncology-high grade glioma (RANO HGG) and response assessment in neuro-oncology-low grade glioma (RANO-LGG) criteria by blinded independent central review (BICR). Secondary endpoints include corticosteroid response, performance status response, change from baseline in quality of life (QoL) assessments and change from baseline in neurologic function as assessed by the Neurologic Assessment in Neuro-Oncology (NANO) scale.

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

Significant Peer Reviewed Journal Publications

In August 2023, data in support of ONC201 as a treatment for H3 K27M-mutant diffuse midline gliomas (H3K27M-DMG) appeared in the peer-reviewed journal, Cancer Discovery, a journal of the American Association for Cancer Research. The manuscript titled, “Clinical efficacy of ONC201 in H3K27M-mutant diffuse midline gliomas is driven by disruption of integrated metabolic and epigenetic pathways,” reported survival analyses of 71 patients with H3K27M-DMG treated with ONC201, which demonstrated promising results in a patient population with a poor prognosis and few treatment options. In addition to assessing clinical outcomes, the study corroborated mechanistic findings from laboratory models in samples from treated patients that demonstrated the ability of ONC201 to disrupt metabolic pathways and reverse a molecular signature of the H3 K27M mutation in patient's tumor samples. According to the survival analyses in this study, ONC201 frontline treatment, administered post radiation therapy, demonstrated a significant increase in median overall survival (mOS) from diagnosis in ONC201-treated versus in historical controls (21.7 months mOS vs. 12 months mOS, p<0.0001). The study was led by a team of researchers from the University of Michigan and other collaborators including several authors from Chimerix. The journal can be accessed at https://aacrjournals.org/cancerdiscovery/article/13/11/2370/729854/Clinical-Efficacy-of-ONC201-in-H3K27M-Mutant.

In February 2024, “ONC201 (dordaviprone) in Recurrent H3 K27M-mutant Diffuse Midline Glioma,” was published in the Journal of Clinical Oncology (JCO), a peer reviewed journal of the American Society of Clinical Oncology (ASCO). The manuscript reports in detail the results of 50 patients with recurrent H3 K27M-DMG treated with monotherapy ONC201 who were evaluable for objective response by Response Assessment in Neuro-Oncology (RANO) high grade glioma (HGG) criteria. ONC201 demonstrated a median overall survival (mOS) of 13.7 months (95% CI: 8.0-20.3), with an overall two-year rate of survival of 35% (95% CI: 21-49) from the start of ONC201 treatment post-recurrence. The Company previously conducted a natural disease history study (n=43) in the recurrent setting evaluating patients who did not receive ONC201 which showed a mOS of 5.1 months (95% CI: 3.9-7.1) with an overall two-year survival rate of 11% (95% CI: 3.3-24.2). The top-line data from this JCO publication were previously disclosed by the Company. The journal can be accessed at https://ascopubs.org/doi/10.1200/jco.23.01134.

2021 Blinded Independent Central Review (BICR) of ONC201 Patient Data (JCO 2024 Publication Data)

The ONC201 Phase 2 Efficacy Analysis performed in 2021 by BICR in recurrent H3 K27M-mutant DMG demonstrated a 30% best overall response rate by Response Assessment in Neuro-Oncology criteria for high grade glioma (RANO-HGG) and/or low-grade glioma (RANO-LGG). The cohort was comprised of the first 50 patients enrolled across five ONC201 clinical protocols, who met specific criteria designed to isolate the tumor response from ONC201 monotherapy, based on feedback from the U.S. FDA. These patients were two years of age or older, had measurable diffuse midline glioma with the H3 K27M-mutation, and had evidence of disease progression following prior therapy with radiation completed at least 90 days prior to enrollment. This data was based on strict criteria to ensure responses were attributable to a single agent. Each response required imaging and clinical criteria and was subject to a dual reader BICR.

RANO-HGG

As shown in the following waterfall plot, the RANO-HGG response assessment criteria that quantitatively evaluates neuroimaging with contrast enhancement assessed by dual reader BICR with adjudication determined:

•Overall response rate (ORR) to be 20.0% (95% Confidence Interval (CI): 10.0 - 34%); including one complete response
•Disease control rate to be 40% (95% CI: 26 - 55%)

ONC201 H3K27M Glioma Registration Cohort (Primary Efficacy Analysis Set)
Best Overall Response
PD
NE
SD
PR
CR
100
75
50
25
0
-25
-50
-75
-100
Best % Change in SPD from Baseline

* Change > 100%, CR=complete response, PR=partial response, SD=stable disease, NE=not evaluable, PD=progressive disease
SPD=sum of products of perpendicular diameters (target enhancing lesions per BICR)
Only patients with measurable target enhancing lesions at both baseline and post-baseline are included.

RANO-LGG

As shown in the following waterfall plot, the RANO-LGG response assessment criteria that quantitatively evaluates neuroimaging without contrast enhancement assessed by dual reader BICR with adjudication determined:

•ORR to be 26% (95% CI: 15 - 40%)
•Disease control rate to be 42% (95% CI: 28 - 57%)

ONC201 H3K27M Glioma Registration Cohort (Primary Efficacy Analysis Set)
Best Overall Response - LGG
PD
NE
SD
MR
PR
100
75
50
25
0
-25
-50
-75
-100
Best % Change in SPD from Baseline

* Change > 100%, CR=complete response, PR=partial response, MR=minor response, SD=stable disease, NE=not evaluable, PD=progressive disease
SPD=sum of products of perpendicular diameters (target non-enhancing lesions per BICR)
Only patients with measurable target non-enhancing lesions at both baseline and post-baseline are included.

The proportion of patients achieving either a RANO-HGG or a RANO-LGG response, or both responses, was 30% (95% CI: 17.9 - 44.6%).

Among evaluable patients (those receiving at least 4mg of dexamethasone daily at baseline), 46.7% achieved at least a 50% confirmed reduction in corticosteroid dose. Among evaluable patients (those with a baseline performance status (KPS/LPS) score of 80 or lower), 20.6% achieved a confirmed improvement, indicative of improved quality of life.

Overall survival:
•12 months: 57% (95% CI: 41 - 70%)
•24 months: 35% (95% CI: 21 - 49%)

Serious adverse events

To date, two serious adverse events have been reported that were considered to be possibly ONC201-related by the investigator, but were deemed unlikely to be ONC201-related by the sponsor. Full safety data collection and analysis for this cohort is ongoing. Prior safety review of ONC201 identified the most commonly reported adverse events (AEs) as nausea/vomiting, fatigue and decreased lymphocyte counts.

Natural Disease History Study

The Company sponsored a Natural Disease History study that gathered data from eleven sites in patients who did not receive ONC201. The findings of this study first reported in December 2022 support the expectation of a poor prognosis among recurrent H3 K27M-mutant diffuse glioma patients. The analysis was divided into two separate cohorts.

•Overall Survival Cohort. In relapsed patients who did not receive ONC201, the median overall survival following first disease progression was 5.1 months. This is in contrast to the data from the 2021 BICR which showed a median OS of 13.7 months from the start of ONC201 treatment following disease progression. Rates of survival at 12 (57% (95% CI: 41 - 70%)) and 24 months (35% (95% CI: 21 - 49%)) in the ONC201 Phase 2 analysis were approximately 2 - 3 times the rates observed in this analysis of patients who did not receive ONC201 (survival at 12 (24% (95% CI: 12-38%)) and 24 months (11% (95% CI: 3.3-24.2))).
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

Fast Track Designation by FDA

The FDA has granted ONC201 Fast Track Designation for the treatment of adult recurrent H3 K27M-mutant high-grade glioma, Rare Pediatric Disease Designation for treatment of H3 K27M-mutant diffuse glioma, and Orphan Drug Designations for the treatment of glioblastoma and for the treatment of malignant glioma.

ONC201 in Other Cancers

In addition to clinical trials in glioma, ONC201 has been evaluated in an open label Phase 2 investigator-initiated study that treated 30 patients at the Cleveland Clinic with rare neuroendocrine tumors. Paraganglioma patients were enrolled in two cohorts initiating ONC201 either once or twice weekly. A third cohort included patients with other neuroendocrine tumors, including desmoplastic small round cell tumor (DSRCT), dosed weekly with ONC201. The primary endpoint was radiographic response as measured by Response Evaluation Criteria in Solid Tumors (RECIST) criteria. Investigator-assessed data from this study were presented at the annual meeting of the American Society of Clinical Oncology (ASCO) in 2021 and published in the journal Clinical Cancer Research in 2022.

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

ONC206

ONC206 is a second generation imipridone and potent ClpP agonist and DRD2 antagonist that penetrates the blood-brain barrier. ONC206 exhibits approximately ten-fold greater potency relative to ONC201 across numerous cancer cells types in vitro and has demonstrated anti-tumor activity in preclinical models of difficult-to-treat neuroendocrine tumors, endometrial cancer, triple negative breast cancer and high-grade gliomas. The multimodal anti-cancer mechanism of ONC206 is driven by disruption of metabolic and epigenetic pathways in tumor cells via activations of the mitochondrial ClpP.

Currently, we are enrolling ONC206 dose escalation trials with a more frequent dosing schedule with the goal of increasing the duration of therapeutic exposure. ONC206 for adults with recurrent primary central nervous system tumors is ongoing at the National Institute of Health (NCT04541082) and at the Pacific Pediatric Neuro-Oncology Consortium (PNOC), for pediatric patients with central nervous system tumors.

In March 2023, the Company reported an investigator-assessed response in a patient with recurrent glioblastoma without the H3K27M-mutation. To date, ONC206 is generally well tolerated with a similar safety profile in adults and pediatrics. No dose limiting toxicities have been identified to date.

Early Pipeline Development, ONC212 and CMX521

ONC212 is an imipridone, investigational agonist of the orphan GPCR tumor suppressor GPR132, as well as ClpP. Similar to the potential downstream effects of ONC201 and ONC206, in vitro studies of ONC212 demonstrate activation of integrated stress response, inhibition of Ras signaling and selective killing of tumor cells.

Initial IND-enabling studies with ONC212 have been completed and pre-clinical studies are on-going in collaborations with the University of Texas MD Anderson Cancer Center and Brown University. These preclinical studies look to evaluate potential oncology indications and predictive ONC212 biomarkers that could be suitable for clinical development.

CMX521 is a nucleoside analog antiviral drug candidate for the treatment of SARS-CoV-2. CMX521 is not mutagenic, clastogenic, or associated with mitochondrial toxicity. In addition, oral CMX521 demonstrated a favorable profile in GLP toxicology studies and was well-tolerated up to 2,400 mg in a healthy volunteer Phase 1 study for a different indication.

Pursuant to a 2006 agreement between the Company and The Regents of the University of Michigan (UM), the Company obtained an exclusive, worldwide license to UM’s patent rights (the UM Patent Rights) in certain inventions related to certain compounds originally synthesized at UM, including CMX521. Under the license agreement, the Company is permitted to research, develop, manufacture and commercialize products utilizing the UM Patent Rights, and to sublicense such rights subject to certain sublicensing fees and royalty payments.

The Company is currently working with the Rapidly Emerging Antiviral Drug Development Initiative (READDI) at the University of North Carolina at Chapel Hill (UNC) which is the co-recipient of a grant for approximately $1.7 million from the state of North Carolina for the development of CMX521 as a potential treatment for SARS-CoV-2. READDI is a global public-private partnership founded at UNC by the UNC Eshelman School of Pharmacy, UNC School of Medicine, Gilling School of Global Public Health, Eshelman Institute for Innovation and the Structural Genomics Consortium. The grant will fund prodrug synthesis and animal studies to optimize delivery of CMX521 to the lungs via a convenient oral formulation. In addition, UNC will conduct COVID-19 disease mouse efficacy models and evaluate lung delivery of the active antiviral.

Chimerix Antiviral Chemical Library

The Chimerix Chemical Library contains over 10,000 heterocyclic ring systems and nucleosides. This library includes approximately 3,500 nucleoside analog compounds, most of which are candidates for lipid conjugation. In a collaboration with the scientists at UNC, we continue to evaluate our library of antiviral molecules to identify candidates that may have the potential to accelerate pandemic preparedness or response to SARS-CoV-2 (for example, COVID-19) or other potential future pandemics.

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

Our Strategy

The principal components of our business strategy are to:

•Successfully execute the randomized controlled Phase 3 ACTION study. ONC201 is being developed for H3 K27M-mutant diffuse glioma. Currently, we are enrolling ACTION, a randomized, double-blind, placebo-controlled, multi-center Phase 3 international trial for newly diagnosed patients with H3 K27M-mutant diffuse glioma shortly following radiation with targeted enrollment of approximately 450 patients randomized 1:1:1 to receive ONC201 at one of two dosing frequencies or placebo. Available Phase 2 data demonstrate durable responses (as measured by RANO) in recurrent H3 K27M-mutant diffuse midline glioma associated with other forms of clinical benefit. The Phase 2 program was designed to isolate single agent activity in difficult treatment settings. Independent and company sponsored natural disease history studies support a potential survival advantage. The genetically selected patient population limits patient heterogeneity. In the current neuro-oncology community there exists high awareness of ONC201 which we believe will aid in the enrollment of this study.
•Upon approval, successfully commercialize ONC201. Patients with H3 K27M mutant diffuse glioma are faced with a terminal disease with no known effective therapeutic options beyond radiation. In the current neuro-oncology community there exists high awareness of ONC201 which we believe will aid in the potential commercialization. The global potential annual revenue of ONC201 for its first indication exceeds ~$750 million, based on our internal estimates.
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

Commercial Operations

If ONC201 is approved for H3 K27M-mutant diffuse glioma, we plan to commercialize ONC201 in the United States. We anticipate that commercialization would entail a relatively small commercial infrastructure, which may include a contract sales force, partner sales force, or an internally developed commercial organization.

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

•Tumor-treating fields such as Optune®; and
•Other investigational agents for the treatment of brain cancer: immunotherapies (CAR-T, durvalumab, VBI-1901, etc), viral therapies (DCVax-L, etc.), targeted agents (selinexor, paxalisib, MDNA55), and other therapies.

Changes in the health care system may limit our ability to price ONC201 and our other product candidates at a level that would allow recovery of our research and development costs and may impede our ability to generate or maintain a profit.

We believe that ONC201 has potential benefits over existing and potential competitive products, and, as a result, we believe that our products should be well positioned to gain adoption if we obtain the required regulatory approvals. However, even with those benefits, we may not be able to make promotional claims that these products are superior to competing products without conducting additional studies, which delivers differentiated data. See “Risk Factors – Risks Related to Commercialization of Our Product Candidates.”

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

Imipridone Patent Portfolio

At February 12, 2024, our worldwide imipridone patent portfolio included:

•441 patents or patent applications related to imipridones that we have acquired rights to through our merger with Oncoceutics, Inc. (owned or in-licensed by Oncoceutics);
•This includes 225 US and foreign issued patents and 68 pending US and foreign applications related to ONC201; and
•Patent protection for ONC201’s lead indication is expected to extend into 2037 in the U.S., with the potential for additional patent term extension.

Antiviral Patent Portfolio

At February 12, 2024, our worldwide antiviral patent portfolio included:

•26 patents or patent applications that we own or have in-licensed from academic institutions, related to antivirals, which represented a decrease over the number of patents in our patent portfolio at the end of fiscal year 2022;
•This includes 17 US and foreign exclusively and jointly owned patents and 9 US and foreign applications related to antivirals. Granted European patents are counted as one patent and have been validated throughout Europe;
•Six jointly-owned US and foreign patents and seven jointly-owned US patent applications related to our agreement with UM regarding our proprietary Chemical Library; and
•One US patent, two US patent applications, and one European patent application exclusively owned by Chimerix directed to a morphic form of a compound from the Chemical Library.

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

Manufacturers of drug components must meet certain FDA qualifications with respect to manufacturing standards. At present, we have qualified only one firm as a supplier of drug substance for ONC201. We continually assess our manufacturing needs and may seek to engage additional qualified vendors as circumstances dictate. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative suppliers for certain portions of our supply chain, as appropriate.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and government authorities of member states of the EU and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Any product candidate that we develop must be approved by the FDA or EMA before it may be legally marketed in the United States, EU or in other countries by the responsible national regulatory agency.

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

Post-Approval Requirements

Any drug products for which we or our strategic alliance partners receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. These promotion and advertising agreements include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as off-label use), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA), has had a significant impact on the health care industry. The ACA was enacted in an effort to expand coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare Part D program. However, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. The ACA may be subject to additional judicial or Congressional challenges in the future. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact ACA.

There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (DHHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Additionally, the IRA, among other things, (i) directs DHHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits DHHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 72 full-time employees. Of these employees, 56 employees are engaged in research and development activities and 16 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Risks Related to Our Financial Condition and Need For Additional Capital

We have incurred significant losses in each year since our inception other than 2022. We anticipate that we will continue to incur significant losses for the foreseeable future.

We are a biopharmaceutical company focused primarily on developing ONC201 for the treatment of H3 K27M-mutant diffuse glioma as we also evaluate programs to advance from our earlier stage pipeline. We have incurred significant net losses in each year since our inception other than 2022, including a net loss of $82.1 million for the twelve months ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of approximately $795.5 million.

To date, with the exception of the Asset Sale, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees, the sales of TEMBEXA product and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We expect to continue to incur losses and negative cash flows for the foreseeable future. The size of any loss will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial expenses as we seek to:

•continue development and manufacturing activities related to imipridones, including ONC201 for the treatment of H3 K27M-mutant diffuse glioma, and other potential indications;
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

Although we achieved profitability in 2022 as a result of the closing of our Asset Sale with Emergent Biodefense Operations Lansing LLC (Emergent), we were not profitable in 2023, and we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize product candidates. We may not generate revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•obtaining favorable results for and advancing development of imipridones, including ONC201 for the treatment of H3 K27M-mutant diffuse glioma, and other potential indications;
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

In January 2021, we acquired Oncoceutics, Inc. (Oncoceutics), a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. Oncoceutics’ lead product candidate, ONC201, is currently being evaluated in multiple clinical studies including in the Phase 3 ACTION Study, a registrational study for H3 K27M-mutant diffuse glioma.

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

Our Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, effective January 31, 2022, as amended on November 21, 2023, requires us to comply with certain financial covenants, including requiring that we maintain specified liquidity and cash levels at certain times. The Loan Agreement also requires us to comply with a number of other covenants (affirmative and negative), including restrictive covenants that limit our ability to, among other things, incur additional indebtedness; merge or consolidate with or into any other organization or otherwise suffer a change in control; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; and transfer a material portion of our assets, in each case subject to exceptions. Our obligations under the Loan Agreement are secured by a first priority perfected security interest in substantially all of our assets other than our intellectual property, subject to certain exceptions.

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

We have not marketed, distributed or sold any of our current product candidates. Our most advanced product candidate is ONC201, which we are developing for the treatment of H3 K27M-mutant diffuse glioma. In November 2022, we initiated a Phase 3 clinical study of ONC201 (the Phase 3 ACTION Study), and it is possible that a single trial to support regulatory approval may not be sufficient.

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

In January 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. Oncoceutics’s lead product candidate, ONC201, is currently being evaluated in the Phase 3 ACTION Study, and multiple investigator-sponsored clinical studies.

We have reached general agreement with the FDA on the design of the Phase 3 ACTION Study to support a potential approval for marketing. We have not yet reached agreement with foreign regulators regarding the adequacy of the planned studies, for any of our clinical candidates, with respect to a potential approval for marketing. We may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before consideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

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

We cannot commercialize our product candidates, including ONC201, until the appropriate regulatory authorities have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for any of our product candidates. Delays may occur because we may not be able to obtain accelerated approval for our product candidates and large confirmatory studies may be needed to support accelerated approval or be conducted to pursue a first full approval. For ONC201, a companion diagnostic test may be needed to identify patients with H3 K27M-mutant diffuse glioma. Additional delays in the United States may result if any of our product candidates is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In the EU context, an Oral Explanation during MAA review could extend approval timelines and result in a Negative Opinion. A re-examination procedure is available in the EU whereby a Negative Opinion could be over-turned and become a Positive Opinion. New rapporteurs would be selected for the product. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates.

Failure by us or third-party collaborators to successfully develop, validate and obtain regulatory approval for companion diagnostics for use by oncologists could harm our ability to develop and commercialize ONC201.

For ONC201, standard of care diagnostic tests are used to identify patients with H3 K27M-mutant diffuse glioma. Currently, such tests are available as a Laboratory Developed Test, or LDT, that has not been cleared or approved by FDA as a companion diagnostic test. FDA may require approval of a companion diagnostic in connection with an approval of an ONC201 NDA. We intend to rely on third parties for development of companion diagnostics for commercialization of ONC201, if required. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Any failure by a third party to obtain FDA clearance or approval for an H3 K27M mutation diagnostic test may impair our ability to meet FDA requirements for ONC201 and subsequently jeopardize or delay a potential marketing authorization.

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

The FDA has granted rare pediatric disease designation to ONC201 for treatment of H3 K27M-mutant diffuse glioma. Designation of a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act (FDCA), we will need to request a rare pediatric disease priority review voucher in our original NDA for ONC201. The FDA may determine that an NDA for ONC201, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•treatment of H3 K27M-mutant diffuse glioma no longer meets the definition of a rare pediatric disease;
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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to this executive order, in September 2021, the U.S. Department of Health and Human Services (DHHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions DHHS can take to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, (1) directs the DHHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits DHHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. DHHS has and will continue to issue and update guidance as these programs as implemented. These provisions have begun taking effect progressively starting in fiscal year 2023. On August 29, 2023, DHHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how certain aspects of the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. While the IRA predominantly focuses on controlling spending of drugs that are covered by Medicare, and our product candidates, if approved, are not expected to target the Medicare population, other similar legislation may be implemented in the future that may be broader in scope and may adversely affect our operations, including our ability to commercialize our product candidates, if approved, successfully. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, DHHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain pharmaceutical products from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Competitors or suppliers of grey-market goods, may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. We have recently initiated patent infringement proceedings in a jurisdiction outside the United States against a supplier in contravention of certain patents we own or license covering ONC201 and ONC206.

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

Recent media attention to individual patients' expanded access requests has resulted in the introduction of legislation at the local and national level referred to as “Right to Try” laws, such as the Right to Try Act, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future. In addition, we had previously been the target of an active and disruptive social media campaign related to a request for access to TEMBEXA. If we experience similar social media campaigns in the future, we may experience significant disruption to our business which could result in losses.

A possible consequence of both activism and legislation in this area is the need for us to initiate an unanticipated expanded access program or to make our product candidates more widely available sooner than anticipated. We are a small company with limited resources and unanticipated trials or access programs could result in diversion of resources from our primary goals or may delay or prevent the regulatory approval of our products.

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

Patient demand for ONC201 or ONC206 outside of our clinical trial could impair the conduct or delay the completion of our controlled clinical trials. Currently, there are a limited number of therapeutic options available to glioma patients suffering from this severe and life-threatening disease. In the face of a glioma diagnosis, patients will often turn to alternate means of access to drug outside the scope of our current clinical trials. We are, and from time to time may be, aware of such counterfeit providers that purport to supply ONC201, ONC206 or similar versions thereof. We have taken and intend to continue taking meaningful action to eliminate such counterfeit supplies when and if appropriate. For example, we have initiated patent and trademark infringement litigation and unfair trade practice claims in a jurisdiction outside of the United States against identified sources of counterfeit supplies for ONC201 and ONC206, seeking among other things to enjoin the availability of such counterfeit supplies. These claims, and any similar actions we take, may not be successful or may take longer than anticipated to reduce or eliminate counterfeit supplies. If a significant number of patients continue to choose counterfeit supplies from third parties rather than enroll in our studies, our clinical program could be negatively impacted. In the event that patients choose to access counterfeit supplies while enrolled in our clinical studies, we may not be able to successfully meet the study endpoints and our clinical program could be negatively impacted.

We have amended the protocol of our open expanded access program to focus on patients that are not eligible for the Phase 3 ACTION Study. Therefore, the Phase 3 ACTION Study will serve as the main mechanism for patients with newly diagnosed H3 K27M-mutant diffuse glioma following completion of radiotherapy to receive ONC201, apart from such counterfeit providers discussed above. This decision could prompt adverse publicity, could drive potential Phase 3 ACTION Study patients to seek drugs that purport to be ONC201 or ONC206 from counterfeit providers, or cause other disruptions related to potential participants in such expanded access programs.

Competition for Phase 3 ACTION Study eligible patients from Investigator Initiated Clinical Trials (IITs) could result in losses.

We currently provide investigational product for the Biological Medicine for Diffuse Intrinsic Pontine Glioma (DIPG) Eradication (BIOMEDE 2.0) IIT, sponsored by Gustave Roussy, in Paris, France. The BIOMEDE 2.0 Study is a multicenter, randomized open-label phase-3 controlled trial evaluating the efficacy and safety of ONC201 and radiation in comparison with everolimus and radiation (primary objective based on internal comparison) and subsequently to historical controls. Currently, the BIOMEDE 2.0 Study is open in France to pre-radiotherapy newly diagnosed H3 K27M and H3 K27me3-loss glioma patients. Some of these patients may be eligible for the Phase 3 ACTION Study following radiotherapy. While we believe that the impact is likely to be small in light of the small geographic footprint and limited eligibility overlap, competing enrollment could have a negative effect on our ability to enroll the Phase 3 ACTION Study. Patients may prefer to enroll in the BIOMEDE 2 IIT instead of the Phase 3 ACTION Study because that study does not contain a placebo control arm, cross-over is allowed at progression, and treatment can be initiated with radiation. Patient preference for the BIOMEDE 2 IIT could impair the conduct or delay the initiation or completion of the Phase 3 ACTION Study. If completion of the Phase 3 ACTION Study is delayed, our development costs may increase, our approval process could be delayed, any periods during which we may have the exclusive right to commercialize ONC201 may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business. We previously worked with another IIT sponsor to amend the protocol to remove potentially Phase 3 ACTION Study eligible patients. This decision could prompt adverse publicity or other disruptions related to potential participants in the IITs. While the Company has negotiated a right to obtain access to the data from the BIOMEDE 2.0 Study at a specified price should the Company desire to do so in support of a commercial authorization, there is no assurance that the Company will be able to enter into a definitive agreement.

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

We are highly dependent on the principal members of our executive team. Effective August 1, 2023, Michael Sherman retired from his role as President and Chief Executive Officer of the Company, and Michael Andriole, Chief Business Officer and Chief Financial Officer, was promoted to President and Chief Executive Officer. During the fourth quarter of 2024, Michelle LaSpaluto was promoted to the position of Chief Financial Officer and Thomas J. Riga was hired as Chief Operating Officer and Chief Commercial Officer of the Company.

Our future performance will depend, in part, on the successful integration of these management changes. If we do not successfully manage these changes, it could be viewed negatively by our employees, investors, and other third-party partners, and could have an adverse impact on our business and results of operations.

While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. As of December 31, 2023, approximately 99.5% of all outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

The share reserves under our 2013 Equity Incentive Plan (the 2013 Plan) and 2013 Employee Stock Purchase Plan (ESPP) were previously subject to automatic annual increases on January 1st of each year. At this time, subject to limited exceptions, we are required to seek stockholder approval of future increases to the number of shares underlying our 2013 Plan (or a successor plan) and ESPP. In the event we are unable to obtain stockholder approval of such future increases, our ability to attract, retain and motivate employees through the use of share-based compensation would be substantially curtailed.

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

Based upon shares of common stock outstanding as of December 31, 2023, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 28.9% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting expense and expend significant management efforts. In this or future years, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the Securities and Exchange Commission, The Nasdaq Global Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, or modified. Any such enactment, interpretation, change or modification could adversely affect us, possibly with retroactive effect. For example, the IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In addition, for certain research and experimental expenses incurred in tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act (the Tax Act) requires the capitalization and amortization of such expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. There have been legislative proposals to repeal or defer the research and experimental expense capitalization rules, including legislation recently passed by the U.S. House of Representatives that would restore the deductibility of U.S. based research and experimental expenses but not non-U.S. research and experimental expenses, but there can be no assurance that any such legislation will ultimately be enacted. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

As of December 31, 2023, we had net operating loss (NOL) carryforwards of $423.2 million and $416.0 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. Our federal NOLs generated in tax years beginning before January 1, 2018, are only permitted to be carried forward for 20 years under applicable U.S. tax law. If not utilized, our federal and state NOL carryforwards begin to expire in 2035 and 2024, respectively. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as amended by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

We process personal data and other sensitive information, which subjects us to numerous evolving data privacy and security obligations. In the ordinary course of business, we collect, receive, store, process, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, and other sensitive data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade

Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, we are subject to the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR). Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the GDPR/ 17.5 million pounds sterling under the UK GDPR, or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The Swiss Federal Act on Data Protection (FADP) also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA), Switzerland, and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA, Switzerland, and United Kingdom to the United States in compliance with law, such as the EEA standard contractual clauses, the United Kingdom’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the United Kingdom extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, Switzerland, the United Kingdom or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA, Switzerland, and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Obligations related to data privacy and security (and consumers' data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation clinical trial data processing, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-

related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate such vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, be able to detect and remediate all vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators, and investors. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management's attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to ongoing or previous clinical trials. (Information Systems and Data).

Our CEO and CFO, along with our Legal, Quality Assurance (QA), and IT (Information Technology) departments help identify, assess and manage the Company’s cybersecurity threats and risks. The IT department works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, evaluating threats reported to us, internal and external audits, and utilizing trusted third parties to conduct vulnerability assessments to identify vulnerabilities.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, our incident response policy, incident detection and response procedures, encryption of certain data, network security controls, and data segregation across certain of our environments, access controls, physical security, systems monitoring, employee cybersecurity training, penetration testing conducted by third-parties, and maintaining cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the IT department works with management to prioritize our risk management processes and to mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us in identifying, assessing, and managing certain material risks from cybersecurity threats, including for example, data protection and privacy compliance professional service providers, external legal counsel, cybersecurity software providers, penetration testing firms, and managed cybersecurity service providers.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, contract research organizations, contract manufacturing organizations, distributors, and supply chain resources. We have a vendor qualification and management program designed to manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. For example, we may conduct vendor qualification audits that assess a potential third party’s cybersecurity risk potential. We may conduct a vendor risk assessment that evaluates the likelihood and potential impact of a cybersecurity threat involving the third-party service provider, based on factors such as the type and scope of services, the data processed, and the third-party service provider’s security practices. We may request security attestations and certifications to verify that the vendor has met the relevant industry standards and best practices for cybersecurity. We may establish security clauses in our agreements with third-party service providers that address such matters as the roles, responsibilities, and expectations of both parties regarding cybersecurity, such as the security policies and procedures, the incident response and notification expectations, the remediation measures to be adopted, the responsibility for losses associated with incidents.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the “Risks Related to Information Technology.” The Company has not experienced a cybersecurity threat that has materially affected the company.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board of Directors’ Audit Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Senior Director of Information Technology and Senior Manager of Information Technology. Combined they have more than 35 years of experience in IT and cybersecurity. They hold many industry certifications in areas including Risk Management, Cybersecurity, Digital Forensics, Networking, and Enterprise Architecture. Their previous positions include work in Security Operations Centers and cybersecurity consulting for Fortune 500 companies and critical infrastructure providers.

The Information Technology and Legal departments are responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy and communicating key priorities to relevant personnel. The Senior Director of Information Technology, Senior Manager of Information Technology, and Assistant General Counsel are also responsible for helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including Legal, the CFO, the CEO, and the IT department. Chimerix follows the cybersecurity incident response policy to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the Audit Committee of the Board of Directors for certain cybersecurity incidents.

The Audit Committee of the Board of Directors receives quarterly reports from the Senior Director of IT concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented (or plans to implement) to address them. The Audit Committee of the Board of Directors also may request various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed and traded on the Nasdaq Global Market under the trading symbol “CMRX.”

Stockholders

As of February 23, 2024, there were 71 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Forward-Looking Statements.”

Overview

Chimerix is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. The Company is focused on developing imipridones as a potential new class of selective cancer therapies. The most advanced imipridone is dordaviprone (ONC201) which is in clinical-stage development for H3 K27M-mutant diffuse glioma as its lead indication. In addition, a second-generation imipridone (ONC206) is currently in dose escalating clinical trials for adult and pediatric patients with primary central nervous system tumors.

Recent Developments

Dordaviprone, ONC201

Phase 3 ACTION Study Continues - Interim Data Expected in 2025

The Phase 3 ACTION trial is currently enrolling patients at over 130 sites in 13 countries in North America, Europe, the UK, Israel, Australia and Asia. Management expects interim overall survival (OS) data from the trial to occur in 2025 with a final OS data expected in 2026. The ACTION trial enrolls patients shortly after they have completed front-line radiation therapy that is the standard of care for glioma. The study is designed to enroll 450 patients randomized 1:1:1 to receive ONC201 at one of two dosing frequencies or placebo. Participants will be randomized to receive either: (i) 625mg of ONC201 once per week, (ii) 625mg twice per week on two consecutive days or (iii) placebo. The study is open to pediatric and adult patients >10kg body weight and the dose will be scaled by body weight for patients weighing less than 52.5kg. Primary endpoints include OS and PFS. OS will be assessed for efficacy at three alpha-allocated timepoints consisting of two interim assessments by the Independent Data Monitoring Committee (IDMC) at 164 events and 246 events, respectively, and a final assessment at 327 events. The final PFS analysis will be performed after 286 events, with progression assessed using response assessment in neuro-oncology-high grade glioma (RANO HGG) criteria by blinded independent central review (BICR). Secondary endpoints include corticosteroid response, performance status response, change from baseline in quality of life (QoL) assessments and change from baseline in neurologic function as assessed by the Neurologic Assessment in Neuro-Oncology (NANO) scale. Per the protocol, a safety interim analysis will be completed after the first 120 patients have been treated and followed for at least three cycles.

Our plan is to initiate a submission to regulators for approval upon receipt of positive overall survival data at either of the interim or the final overall survival analyses. In addition, in the event the result of the progression free survival analysis is positive, we would discuss the potential for submission of ONC201 with regulatory authorities based on this data, which may lead to a potential accelerated approval, a type of temporary marketing authorization that is contingent on future data, such as a positive overall survival analysis.

Journal of Clinical Oncology Publication

In February 2024, “ONC201 (dordaviprone) in Recurrent H3 K27M-mutant Diffuse Midline Glioma,” was published in the Journal of Clinical Oncology (JCO), a peer reviewed journal of the American Society of Clinical Oncology (ASCO). The manuscript reports in detail the results of 50 patients with recurrent H3 K27M-DMG treated with monotherapy ONC201 who were evaluable for objective response by Response Assessment in Neuro-Oncology (RANO) high grade glioma (HGG) criteria. ONC201 demonstrated a median overall survival (mOS) of 13.7 months (95% CI: 8.0-20.3), with an overall two-year rate of survival of 35% (95% CI: 21-49) from the start of ONC201 treatment post-recurrence. The Company previously conducted a natural disease history study (n=43) in the recurrent setting evaluating patients who did not receive ONC201 which showed a mOS of 5.1 months (95% CI: 3.9-7.1) with an overall two-year survival rate of 11% (95% CI: 3.3-24.2). The top-line data from this JCO publication were previously disclosed by the Company. The journal can be accessed at https://ascopubs.org/doi/10.1200/jco.23.01134.

Cancer Discovery Publication

In August 2023, data in support of ONC201 as a treatment for H3 K27M-mutant diffuse midline gliomas (H3K27M-DMG) appeared in the peer-reviewed journal, Cancer Discovery, a journal of the American Association for Cancer Research. The manuscript titled, “Clinical efficacy of ONC201 in H3K27M-mutant diffuse midline gliomas is driven by disruption of integrated metabolic and epigenetic pathways,” reported survival analyses of 71 patients with H3K27M-DMG treated with ONC201, which demonstrated promising results in a patient population with a poor prognosis and few treatment options. In addition to assessing clinical outcomes, the study corroborated mechanistic findings from laboratory models in samples from treated patients that demonstrated the ability of ONC201 to disrupt metabolic pathways and reverse a molecular signature of the H3 K27M mutation in patient's tumor samples. According to the survival analyses in this study, ONC201 frontline treatment, administered post radiation therapy, demonstrated a significant increase in median overall survival (mOS) from diagnosis in ONC201-treated versus in historical controls (21.7 months mOS vs. 12 months mOS, p<0.0001). The study was led by a team of researchers from the University of Michigan and other collaborators including several authors from Chimerix. The journal can be accessed at https://aacrjournals.org/cancerdiscovery/article/13/11/2370/729854/Clinical-Efficacy-of-ONC201-in-H3K27M-Mutant.

Early Pipeline Development – ONC206, ONC212 and CMX521

ONC206

ONC206 is a second generation DRD2 antagonist and ClpP agonist that has demonstrated monotherapy anti-cancer activity in pre-clinical models. ONC206 is currently being evaluated in Phase 1 dose escalation trials enrolling patients with advanced central nervous system tumors in partnership with the National Institutes of Health (NIH) and with the Pacific Pediatric Neuro-Oncology Consortium (PNOC). In March 2023, the Company reported an investigator-assessed response in a patient with recurrent glioblastoma without the H3K27M-mutation. To date, ONC206 is generally well tolerated with a similar safety profile in adults and pediatrics. No dose limiting toxicities have been identified to date. We are currently enrolling ONC206 dose escalation trials with a more frequent dosing schedule to increase the duration of therapeutic exposure. We expect to report preliminary safety and pharmacokinetic data from these trials beginning in mid-2024.

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

Board of Directors Changes

On December 28, 2023, Catherine L. Gilliss, PhD, RN, FAAN retired and resigned as a member of the Board of Directors (Board). The Board appointed Lisa L. Decker, PhD, to serve as a member of the Board to fill the vacancy created by Dr. Gilliss’s retirement.

Promotion of Michelle LaSpaluto to Chief Financial Officer

On December 1, 2023, Michelle LaSpaluto was promoted to the position of Chief Financial Officer of the Company. Prior to her promotion as the Company’s Chief Financial Officer of the Company, Ms. LaSpaluto served as the Company’s Vice President of Corporate Financial Planning and Investor Relations since October 2019, as Executive Director of Financial Planning, Analysis and Investor Relations from January 2016 to October 2019, and as Senior Director of Accounting from June 2011 to October 2019.

Appointment of Thomas J. Riga as Chief Operating Officer and Chief Commercial Officer

On November 16, 2023, Thomas J. Riga was hired as Chief Operating Officer and Chief Commercial Officer of the Company. Mr. Riga has over 25 years of pharmaceutical leadership experience.

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

Financial Overview

Revenues

To date, we have generated modest, non-recurring revenue from product sales. Since inception, other than 2022 which included product sales, all of our revenue to date has been derived from government grants and a contract and the receipt of up-front proceeds under our collaboration and license agreements.

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

The BARDA Agreement was novated to Emergent in December 2022. Under Asset Purchase Agreement, the Company recognized approximately $0.2 million and $0.5 million of contract revenue for support provided for the twelve months ended December 31, 2023 and 2022, respectively.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company received $72.5 million in expense reimbursement and $4.6 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment was solely at the discretion of BARDA. The Company assessed the services in accordance with the authoritative guidance and concluded that there was a potential of 5 separate contracts (1 base segment and four option segments) were exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, was allocated to the single performance obligation for each contract. The transaction price was recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurred as qualifying research activities were conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction was estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoiced BARDA monthly as costs were incurred. Any amounts received in advance of performance were recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The second and third option segments were completed on August 20, 2020. The fourth option segment was completed on September 1, 2021 and the contract has expired in accordance with its terms. Under the BARDA contract, we recognized contract revenue of $1.6 million during the twelve months ended December 31, 2021.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At December 31, 2023, the Company had a deferred revenue balance of $0.1 million related to these grants. Additionally, for the twelve months ended months ended December 31, 2023 and 2022, the Company recognized $30,000 and $0.5 million, respectively, of grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the twelve months ended months ended December 31, 2023 and 2022, the Company recognized approximately $58,000 and $0.5 million, respectively, of license revenue related to this agreement.

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

	Years Ended December 31,
	2023	2022	2021
Direct research and development expenses	$41,875	$42,227	$26,808
Research and development personnel costs - excluding stock-based compensation	16,287	18,615	17,709
Research and development personnel costs - stock-based compensation	7,092	8,267	6,611
Indirect research and development expenses	3,534	2,522	22,689
Total research and development expenses	$68,788	$71,631	$73,817

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

TEMBEXA (Brincidofovir, BCV)

We developed TEMBEXA for the treatment of smallpox. FDA marketing approval for TEMBEXA was received on June 4, 2021 (June 2021 FDA Approval). Under our February 2011 cost-plus-fixed fee development contract with BARDA, we incurred expenses in connection with the development of orthopoxvirus animal models, the demonstration of efficacy and pharmacokinetics of TEMBEXA in the animal models, the conduct of clinical studies for subjects with DNA viral infections, the manufacture and process validation of bulk drug substance and TEMBEXA 100 mg tablets and TEMBEXA 10 mg/mL oral suspension, and submission of the NDAs to the FDA. In addition, we have incurred additional supportive costs for the development of TEMBEXA for smallpox that we did not seek reimbursement for from BARDA. We have incurred costs related to the manufacturing of TEMBEXA for a procurement contract. These costs were expensed as incurred until the June 2021 FDA approval. Following the approval, costs related to the manufacturing of TEMBEXA are recorded and shown as inventories on the Consolidated Balance Sheets. With the sale of TEMBEXA to Emergent all inventory, prepaids and liabilities associated with TEMBEXA were transferred to Emergent as part of the transaction.

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

Share-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $17.5 million, $15.3 million and $12.3 million was recognized in the years ended December 31, 2023, 2022 and 2021, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and our employee stock purchase plan purchase rights. In 2023, non-cash expense of $5.1 million was recorded related to the one-time recognition of stock option and RSU expense in order to match the grant expense to the service period for the role in which the grants were originally made following the transition of the Company’s then CEO to Chairman of the Board of Directors. Additionally, the vesting of these awards remains contingent on future service.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2023 included in this Annual Report. We believe that our accounting policies relating to revenue recognition, research and development prepaids and accruals, acquired IPR&D, inventories, employee retention credit, investments, share-based compensation and utilization of net operating loss carryforwards are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 to our audited consolidated financial statements included in this Annual Report.

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

The BARDA Agreement was novated to Emergent in December 2022. Under Asset Purchase Agreement, the Company recognized approximately $0.2 million and $0.5 million of contract revenue for support provided for the twelve months ended December 31, 2023 and 2022, respectively.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company received $72.5 million in expense reimbursement and $4.6 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment was solely at the discretion of BARDA. The Company assessed the services in accordance with the authoritative guidance and concluded that there was a potential of 5 separate contracts (1 base segment and four option segments) were exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, was allocated to the single performance obligation for each contract. The transaction price was recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurred as qualifying research activities were conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction was estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoiced BARDA monthly as costs were incurred. Any amounts received in advance of performance were recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The second and third option segments were completed on August 20, 2020. The fourth option segment was completed on September 1, 2021 and the contract has expired in accordance with its terms. Under the BARDA contract, we recognized contract revenue of $1.6 million during the twelve months ended December 31, 2021.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At December 31, 2023, the Company had a deferred revenue balance of $0.1 million related to these grants. Additionally, for the twelve months ended December 31, 2023 and 2022, the Company recognized $30,000 and $0.5 million, respectively, of grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the twelve months ended December 31, 2023 and 2022, the Company recognized approximately $58,000 and $0.5 million, respectively, of license revenue related to this agreement.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2023, there had been no material adjustments to our prior period estimates of prepaid and accruals for research and development expenses. Our research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Share-based compensation expense includes stock options, RSUs and employee stock purchase plan purchase rights and has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Income Statement Classification:
Research and development expense	$7,092	$8,267	$6,611
General and administrative expense	10,365	7,018	5,649
Total stock-based compensation expense	$17,457	$15,285	$12,260

In 2023, non-cash expense of $5.1 million was recorded related to the one-time recognition of stock option and RSU expense in order to match the grant expense to the service period for the role in which the grants were originally made following the transition of the Company’s then CEO to Chairman of the Board of Directors. Additionally, the vesting of these awards remains contingent on future service.

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

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2023, 2022, and 2021 are set forth below:

Stock Options

	Years Ended December 31,
	2023	2022	2021
Expected volatility	83.20%	74.27%	95.84%
Expected term (in years)	5.7	6.0	6.0
Weighted-average risk-free interest rate	3.87%	1.91%	0.71%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$1.13	$3.33	$6.67

Employee Stock Purchase Plan

	Years Ended December 31,
	2023	2022	2021
Expected volatility	94.64%	104.88%	97.54%
Expected term (in years)	1.50	1.28	0.71
Weighted-average risk-free interest rate	4.63%	2.63%	0.25%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$0.75	$1.97	$6.55

Utilization of Net Operating Loss Carryforwards

As of December 31, 2023, we had net operating loss carryforwards for federal and state tax purposes of approximately $423.2 million and $416.0 million, respectively. As of December 31, 2022, we had net operating loss carryforwards for federal and state tax purposes of approximately $394.8 million and $394.4 million, respectively. In addition, we had tax credit carryforwards for federal tax purposes of approximately $29.9 million as of December 31, 2023. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50 percent change, by value, in our equity ownership over a three-year period, utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Furthermore, under the Tax Act, as amended by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2023 and December 31, 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and December 31, 2022, together with the changes in those items in dollars and percentages (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	% Change
	2023	2022	Increase/(Decrease)
Revenues:
Procurement revenue	$—	$31,971	$(31,971)	(100.0)%
Contract and grant revenue	275	942	(667)	(70.8)%
Licensing revenue	49	536	(487)	(90.9)
Royalty revenue	—	375	(375)	(100.0)
Total revenues	324	33,824	(33,500)	(99.0)%
Cost of goods sold	—	447	(447)	(100.0)%
Gross Profit	324	33,377	(33,053)	(99.0)%
Operating expenses:
Research and development	68,788	71,631	(2,843)	(4.0)%
General and administrative	24,601	22,132	2,469	11.2%
Total operating expenses	93,389	93,763	(374)	(0.4)%
Loss from operations	(93,065)	(60,386)	(32,679)	54.1%
Other income:
Interest income and other, net	10,970	2,919	8,051	275.8%
Gain on sale of business, net	—	229,670	(229,670)	(100.0)%
(Loss) income before income taxes	(82,095)	172,203	(254,298)	(147.7)%
Income tax expense	—	36	(36)	(100.0)%
Net (loss) income	$(82,095)	$172,167	$(254,262)	(147.7)%

Procurement, Contract, Licensing and Royalty Revenue

For the year ended December 31, 2023, total revenues decreased to $0.3 million compared to $33.8 million for the year ended December 31, 2022. The decrease of $33.5 million, or 99.0%, was primarily related to the 2022 deliveries under the international TEMBEXA procurement agreements.

Cost of Goods Sold

For the year ended December 31, 2023, we did not record any cost of goods sold as compared to December 31, 2022 where we recorded $0.4 million of cost of goods sold attributable to the international TEMBEXA procurement deliveries and the write-off of inventory deemed nonsalable.

Research and Development Expenses

For the year ended December 31, 2023, our research and development expenses decreased to $68.8 million compared to $71.6 million for the year ended December 31, 2022. The decrease of $2.8 million, or 4.0%, was primarily related to the following:

•a decrease of $4.0 million in DSTAT development costs related to the discontinuation of the DSTAT program;
•a decrease of $3.4 in compensation expenses, of which $1.2 million is related to non-cash stock compensation expense;
•a decrease of $1.9 million for the development of our other pipeline products, ONC206, ONC212, and CMX521;
•a decrease of $0.7 million in TEMBEXA expenses as the asset was sold to Emergent in 2022; offset by
•an increase of $6.8 million related to ONC201 research and development expenses and start-up expenses related to the ACTION Phase 3 study of ONC201 in patients who harbor the H3 K27M-mutation.

General and Administrative Expenses

For the year ended December 31, 2023, our general and administrative expenses increased to $24.6 million compared to $22.1 million for the year ended December 31, 2022. The increase of $2.5 million, or 11.2%, was primarily related to the following:

•an increase of $3.4 million in non-cash stock compensation expenses primarily related to the one-time recognition of stock option and RSU expense in order to match the grant expense to the service period for the role in which the grants were originally made following the transition of the Company’s then-CEO to Chairman of the Board of Directors; offset by
•a decrease of $0.9 million in legal and other operational expenses primarily related to the Asset Sale with Emergent and international TEMBEXA procurement agreements secured in 2022.

Interest Income and Other, Net

For the year ended December 31, 2023, our interest income and other, net was $11.0 million compared to interest income of $2.9 million for the year ended December 31, 2022. The increase of $8.1 million was largely attributable to the increased cash balance from proceeds received during 2022 related to the Asset Sale with Emergent and international TEMBEXA procurement agreements.

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

Comparison of the Years ended December 31, 2022 and December 31, 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and December 31, 2021, together with the changes in those items in dollars and percentages (in thousands, except for percentages):

	Years Ended December 31,		Dollar Change	% Change
	2022	2021	Increase/(Decrease)
Revenues:
Procurement revenue	$31,971	$—	$31,971	*
Contract and grant revenue	942	1,928	(986)	(51.1)%
Licensing revenue	536	51	485	951.0
Royalty revenue	375	—	375	*
Total revenues	33,824	1,979	31,845	1,609.1%
Cost of goods sold	447	—	447	*
Gross Profit	33,377	1,979	31,398	1,586.6%
Operating expenses:
Research and development	71,631	73,817	(2,186)	(3.0)%
General and administrative	22,132	18,672	3,460	18.5%
Acquired in-process research and development	—	82,890	(82,890)	(100.0)%
Total operating expenses	93,763	175,379	(81,616)	(46.5)%
Loss from operations	(60,386)	(173,400)	113,014	(65.2)%
Other income:
Interest income and other, net	2,919	164	2,755	1,679.9%
Gain on sale of business, net	229,670	—	229,670	*
(Loss) income before income taxes	172,203	(173,236)	345,439	(199.4)%
Income tax expense	36	—	36	*
Net (loss) income	$172,167	$(173,236)	$345,403	(199.4)%
 * Not meaningful or not calculable

Procurement, Contract, Licensing and Royalty Revenue

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

Research and Development Expenses

For the year ended December 31, 2022, our research and development expenses decreased to $71.6 million compared to $73.8 million for the year ended December 31, 2021. The increase of $2.2 million, or 3.0%, was primarily related to the following:

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

Interest Income and Other, Net

For the year ended December 31, 2022, our interest income and other, net was $2.9 million compared to interest income of $0.2 million for the year ended December 31, 2021. The decrease of $2.8 million was largely attributable to an increase in interest rates on the increased cash balance from proceeds received during 2022 related to the Asset Sale with Emergent and international TEMBEXA procurement agreements.

Gain on Sale of Business, Net

For the year ended December 31, 2022, we recorded a net gain of $229.7 million related to the sale of the exclusive worldwide rights to brincidofovir, including TEMBEXA and specified related assets to Emergent.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we had capital available to fund operations of approximately $204.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of December 31, 2023, we had an accumulated deficit of $795.5 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On August 10, 2020, we entered into an Open Market Sale AgreementSM (Prior Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. As of August 9, 2023, the Form S-3 shelf registration statement that registered the shares of common stock available for sale under the Prior Jefferies Sales Agreement expired at the end of its three-year term, and is no longer available for use. We have not sold any shares of our common stock under the Prior Jefferies Sales Agreement. On February 29, 2024, we terminated the Prior Jefferies Sales Agreement with Jefferies LLC in connection with a new sales agreement by and between Jefferies and us, as discussed below.

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC (the 2021 Shelf Registration Statement), which was subsequently amended in March 2022 to convert it to a non-automatic shelf registration statement that we are eligible to use. The amendment to the 2021 Shelf Registration Statement to convert to a non-automatic shelf registration statement. This registration statement enables us to offer for sale, from time to time, in one or more offerings, up to $250 million in the aggregate, of common stock, preferred stock, debt securities, warrants, rights and/or units, and will remain in effect for up to three years from the date it initially became effective. We have not sold any shares of our securities under the 2021 Shelf Registration Statement.

On January 31, 2022, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. We have no obligation to draw down any amount under the Credit Facility, and have not drawn down any amount as of December 31, 2023. In September 2022, in connection with the Asset Sale, the Lender and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants. On November 21, 2023 the Loan Agreement was amended to, among other things, reinstate the availability of advances.

On February 29, 2024, we entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. On the same day, we will file a shelf registration statement on Form S-3 with the SEC, which contains a base prospectus, covering up to a total aggregate offering price of $250 million of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, covering the offering, issuance and sale of up to a maximum aggregate offering price of $75 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. The $75 million of shares that may be issued and sold from time to time under the Jefferies Sales Agreement is included in the $250 million of securities that may be offered, issued and sold by us pursuant to our shelf registration statement.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods (in thousands):

	Years Ended December 31,
Cash sources and uses:	2023	2022	2021
Net cash used in operating activities	$(69,088)	$(46,867)	$(99,930)
Net cash provided by (used in) investing activities	70,599	70,037	(44,091)
Net cash provided by (used in) financing activities	308	(12,725)	112,429
Net increase (decrease) in cash and cash equivalents	$1,819	$10,445	$(31,592)

Operating Activities

Net cash used in operating activities of $69.1 million for the year ended December 31, 2023 was primarily the result of our net loss of $82.1 million offset by the change in operating asset and liabilities and add-back of non-cash adjustments. The change in operating assets and liabilities includes a decrease in prepaid expenses and other assets of $3.4 million and a decrease in accounts receivable of $1.0 million, offset by a decrease in accounts payable and accrued liabilities of $2.1 million. Non-cash adjustments included an add-back of $17.5 million for stock-based compensation, $0.2 million for amortization of debt issuance costs and $0.1 million of depreciation of property and equipment, offset by $7.0 million of amortization of discount/premium on investments.

Net cash used in operating activities of $46.9 million for the year ended December 31, 2022 was primarily the result of our net income of $172.2 million offset by the change in operating assets and liabilities and the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in prepaid expenses and other assets of $5.4 million, an increase in inventories of $2.5 million and an increase of $1.0 million in accounts receivable, offset by a decrease in accounts payable and accrued liabilities of $5.5 million. Non-cash adjustments included an adjustment of $229.7 million for the gain on the sale of TEMBEXA and $1.6 million of amortization of discount/premium on investments, offset by the add-backs of $15.3 million for stock-based compensation, $0.2 million for amortization of debt issuance costs and $0.1 million of depreciation of property and equipment.

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

Investing Activities

Net cash provided by investing activities of $70.6 million during the year ended December 31, 2023 was primarily the result of the maturity of $199.2 million in short-term investments, offset by purchases of $90.0 million of short-term investments and the purchase of $38.5 million of long-term investments. Net cash provided by investing activities of $70.0 million during the year ended December 31, 2022 was primarily the result of $234.0 million of proceeds from the sale of TEMBEXA, the maturity of $69.5 million in short-term investments and the sale of $7.7 million of short-term investments, offset by the purchases of $183.2 million of short-term investments and the purchase of $57.8 million of long-term investments. Net cash used by investing activities of $44.1 million during the year ended December 31, 2021 was primarily the result of purchases of short-term and long-term investments, offset by maturities and sales of short-term investments.

Financing Activities

Net cash provided by financing activities of $0.3 million for the year ended December 31, 2023 was primarily the result of $0.5 million from purchases under the ESPP, partially offset by the payment of $0.2 million of debt issuance costs. Net cash used by financing activities of $12.7 million for the year ended December 31, 2022 was primarily the result of the $14.0 million payment of the note payable related to the Oncoceutics acquisition and the payment of $0.2 million of debt issuance costs, partially offset by $1.5 million from the exercise of stock options and purchases under the ESPP. Net cash provided by financing activities of $112.4 million for the year ended December 31, 2021 was primarily the result of $107.8 million in proceeds from the issuance of common stock and $4.6 million from the exercise of stock options and purchases under the ESPP.

Future Funding Requirements

To date, we have generated modest, non-recurring revenue from product sales. Since inception, other than 2022 which included product sales, all of our revenue to date derived from government grants and a contract and the receipt of up-front proceeds under our collaboration and license agreements.

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

In addition to the amounts set forth above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved, and we are obligated to pay royalties based on future product sales. As of December 31, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. In connection with the development and commercialization of ONC201, ONC206 and ONC212, in addition to royalties on product sales, we could be required to pay former Oncoceutics securityholders up to an aggregate of $340.0 million in remaining milestone payments, assuming the achievement of all remaining applicable milestone events under the merger agreement.
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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2023 or 2022.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Chimerix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chimerix, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrued Research and Development Expenses

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, within total accrued liabilities the Company has recorded $7.6 million of accrued research and development expenses, which includes costs resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with its research and development efforts. As the financial terms of these contracts vary by contract and may result in payment flows that do not match the periods over which materials or services are provided, the Company develops estimates to match expenses with the period in which services and efforts are expended. The Company determines the accrual based on discussions with applicable personnel and outside service providers as to the progress or state of clinical trials or other services completed.

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
Raleigh, NC
February 29, 2024

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$27,661	$25,842
Short-term investments, available-for-sale	155,174	191,492
Accounts receivable	4	1,040
Prepaid expenses and other current assets	6,271	9,764
Total current assets	189,110	228,138
Long-term investments	21,657	48,626
Property and equipment, net of accumulated depreciation	224	227
Operating lease right-of-use assets	1,482	1,964
Other long-term assets	301	386
Total assets	$212,774	$279,341
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,851	$3,034
Accrued liabilities	15,592	17,381
Total current liabilities	18,443	20,415
Line of credit commitment fee	125	250
Lease-related obligations	1,177	1,819
Total liabilities	19,745	22,484
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2023 and 2022; 88,929,300 and 88,054,127 shares issued and outstanding at December 31, 2023 and 2022, respectively	89	88
Additional paid-in capital	988,457	970,535
Accumulated other comprehensive gain (loss), net	7	(337)
Accumulated deficit	(795,524)	(713,429)
Total stockholders’ equity	193,029	256,857
Total liabilities and stockholders’ equity	$212,774	$279,341

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Procurement revenue	$—	$31,971	$—
Contract and grant revenue	275	942	1,928
Licensing revenue	49	536	51
Royalty revenue	—	375	—
Total revenues	324	33,824	1,979
Cost of goods sold	—	447	—
Gross Profit	324	33,377	1,979
Operating expenses:
Research and development	68,788	71,631	73,817
General and administrative	24,601	22,132	18,672
Acquired in-process research and development	—	—	82,890
Total operating expenses	93,389	93,763	175,379
Loss from operations	(93,065)	(60,386)	(173,400)
Other income:
Interest income and other, net	10,970	2,919	164
Gain on sale of business, net	—	229,670	—
(Loss) income before income taxes	(82,095)	172,203	(173,236)
Income tax expense	—	36	—
Net (loss) income	(82,095)	172,167	(173,236)
Other comprehensive income (loss):
Unrealized gain (loss) on debt investments, net	344	(316)	(21)
Comprehensive (loss) income	$(81,751)	$171,851	$(173,257)
Per share information:
Net (loss) income, basic	$(0.93)	$1.97	$(2.04)
Net (loss) income, diluted	$(0.93)	$1.94	$(2.04)

Weighted-average shares outstanding, basic	88,604,026	87,555,110	84,930,255
Weighted-average shares outstanding, diluted	88,604,026	88,776,147	84,930,255

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	62,816,039	$63	$785,673	$—	$(712,360)	$73,376
Share-based compensation	—	—	12,260	—	—	$12,260
Exercise of stock options	841,775	1	3,830	—	—	$3,831
Employee stock purchase plan purchases	542,931	1	754	—	—	$755
RSU stock issuance	430,002	—	—	—	—	$—
Issuance of common stock related to asset acquisition	8,723,769	9	43,436	—	—	$43,445
Issuance of common stock, net of issuance costs	13,529,750	13	107,829	—	—	$107,842
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(21)	—	$(21)
Net loss	—	—	—	—	(173,236)	$(173,236)
Total comprehensive loss						(173,257)
Balance, December 31, 2021	86,884,266	$87	$953,782	$(21)	$(885,596)	$68,252
Share-based compensation	—	—	15,285	—	—	$15,285
Exercise of stock options	271,079	—	608	—	—	$608
Employee stock purchase plan purchases	535,255	1	860	—	—	$861
RSU stock issuance	363,527	—	—	—	—	$—
Comprehensive income (loss):
Unrealized loss on investments, net	—	—	—	(316)	—	$(316)
Net income	—	—	—	—	172,167	$172,167
Total comprehensive income						171,851
Balance, December 31, 2022	88,054,127	$88	$970,535	$(337)	$(713,429)	$256,857
Share-based compensation	—	—	17,457	—	—	$17,457
Employee stock purchase plan purchases	429,233	1	465	—	—	$466
RSU stock issuance	445,940	—	—	—	—	$—
Comprehensive income (loss):
Unrealized gain on investments, net	—	—	—	344	—	$344
Net loss	—	—	—	—	(82,095)	$(82,095)
Total comprehensive loss						$(81,751)
Balance, December 31, 2023	88,929,300	$89	$988,457	$7	$(795,524)	$193,029

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(82,095)	$172,167	$(173,236)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	91	98	167
Amortization of debt issuance costs	183	233	—
Amortization of discount/premium on investments	(7,049)	(1,566)	846
Share-based compensation	17,457	15,285	12,260
Fair value of common stock issued related to asset acquisition	—	—	43,445
Note payable related to asset acquisition	—	—	14,000
Gain on sale of TEMBEXA	—	(229,670)	—
Gain on sale of equipment	(8)	—	—
Gain on sale of investments	—	(1)	(2)
Lease-related amortization	(90)	9	301
Changes in operating assets and liabilities:
Accounts receivable	1,036	(1,040)	340
Inventories	—	(2,467)	(2,760)
Prepaid expenses and other assets	3,440	(5,419)	(2,352)
Accounts payable and accrued liabilities	(2,053)	5,504	7,061
Net cash used in operating activities	(69,088)	(46,867)	(99,930)
Cash flows from investing activities:
Purchases of property and equipment	(89)	(71)	(207)
Purchases of short-term investments	(89,982)	(183,245)	(105,355)
Purchases of long-term investments	(38,518)	(57,810)	(9,594)
Proceeds from sales of short-term investments	—	7,699	4,207
Proceeds from maturities of short-term investments	199,180	69,480	66,858
Proceeds from sale of TEMBEXA	—	233,984	—
Proceeds from sale of property and equipment	8	—	—
Net cash provided by (used in) investing activities	70,599	70,037	(44,091)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	608	3,831
Proceeds from employee stock purchase plan	465	860	755
Proceeds from issuance of common stock, net of commissions	—	—	107,843
Payments of debt issuance costs	(157)	(193)	—
Payment of note payable	—	(14,000)	—
Net cash provided by (used in) financing activities	308	(12,725)	112,429
Net increase (decrease) in cash and cash equivalents	1,819	10,445	(31,592)
Cash and cash equivalents:
Beginning of period	25,842	15,397	46,989
End of period	$27,661	$25,842	$15,397

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. The Company is focused on developing imipridones as a potential new class of selective cancer therapies. The most advanced imipridone is dordaviprone (ONC201) which is in clinical-stage development for H3 K27M-mutant diffuse glioma as its lead indication. In addition, a second-generation imipridone (ONC206) is currently in dose escalating clinical trials for adult and pediatric patients with primary central nervous system tumors.

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

Available-for-sale debt securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income and other, net. For the year ended December 31, 2023, no realized gains or losses were reclassified from accumulated other comprehensive loss, net in the Consolidated Balance Sheets to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term.

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

Accounts Receivable

Accounts receivable at December 31, 2023 consisted of amounts billed under the Company’s transition services agreement with Emergent. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
		December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$24,102	$24,102	$—	$—
Total cash equivalents	24,102	24,102	—	—
Short-term investments
U.S. Treasury securities	99,779	40,336	59,443	—
Commercial paper	44,319	—	44,319	—
Corporate bonds	11,076	—	11,076	—
Total short-term investments	155,174	40,336	114,838	—
Long-term investments
U.S. Treasury securities	21,657	3,975	17,682	—
Total long-term investments	21,657	3,975	17,682	—
Total assets	$200,933	$68,413	$132,520	$—

		Fair Value Measurements
		December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$17,826	$17,826	$—	$—
Commercial paper	4,998	—	4,998	—
Total cash equivalents	22,824	17,826	4,998	—
Short-term investments
U.S. Treasury securities	38,094	25,271	12,823	—
Commercial paper	127,517	—	127,517	—
Corporate bonds	25,881	—	25,881	—
Total short-term investments	191,492	25,271	166,221	—
Long-term investments
U.S. Treasury securities	48,626	11,685	36,941	—
Total long-term investments	48,626	11,685	36,941	—
Total assets	$262,942	$54,782	$208,160	$—

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid research and development expenses	$1,815	$3,399
Interest receivable	1,136	643
Prepaid insurance	431	564
Other prepaid expenses and current assets	2,889	5,158
Total prepaid expenses and other current assets	$6,271	$9,764

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

Deferred Loan Costs

On January 31, 2022 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), by and between the Company, as borrower, and Silicon Valley Bank, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. The Company has no obligation to draw down any amount under the Credit Facility, and has not drawn down any amount as of December 31, 2023.

In September 2022, in connection with the Asset Sale, the Lender and the Company agreed to suspend the availability of future advances under the Loan Agreement until such time the parties mutually agree to amend the Loan Agreement to, among other things, adjust the borrowing base and reset the covenants.

On November 21, 2023, the Company entered into the First Amendment to the Loan Agreement, which extended the term to September 30, 2026 and increased the unused line fee to 0.35% per annum on the unused portion of the Credit Facility, payable quarterly in arrears.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) 1.50% above the Prime Rate (as defined below) and (ii) 4.75%. Prime Rate is defined as the rate of interest per annum published in The Wall Street

Journal or any successor publication thereto as the “prime rate”. If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Loan Agreement. The Company must also pay an unused line fee equal to 0.35% per annum on the unused portion of the Credit Facility, payable quarterly in arrears. Upon the termination of the Loan Agreement for any reason prior to the Maturity Date, the Company will be required to pay to the Lender an early termination fee of $0.5 million. The Loan Agreement also requires the Company to pay the Lender a non-refundable commitment fee of $0.5 million, payable in four equal installments beginning on the Effective Date and each anniversary of the Effective Date thereafter until January 31, 2025. As of December 31, 2023, the Company has recorded current deferred loan costs of $0.1 million in prepaid expenses and other current assets and non-current deferred loan costs of $0.2 million in other long-term assets on the Consolidated Balance Sheets. As of December 31, 2023, the Company has recorded a current loan fee liability of $0.2 million in accrued liabilities and a non-current loan fee liability of $0.1 million in line of credit commitment fee on the Consolidated Balance Sheets.

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

Impairment of Property and Equipment

The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For the twelve months ended December 31, 2023 and 2022, no such write-downs have occurred.

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

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation	$5,123	$6,438
Accrued research and development expenses	7,623	6,691
Other accrued liabilities	2,846	4,252
Total accrued liabilities	$15,592	$17,381

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

The BARDA Agreement was novated to Emergent in December 2022. Under Asset Purchase Agreement, the Company recognized approximately $0.2 million and $0.5 million of contract revenue for support provided for the twelve months ended December 31, 2023 and 2022, respectively.

Biomedical Advanced Research and Development Authority (BARDA)

In February 2011, the Company entered into a contract with BARDA for the advanced development of brincidofovir as a medical countermeasure in the event of a smallpox release. Under the contract, the Company received $72.5 million in expense reimbursement and $4.6 million in fees over the performance of 1 base segment and 4 option segments. Exercise of each option segment was solely at the discretion of BARDA. The Company assessed the services in accordance with the authoritative guidance and concluded that there was a potential of 5 separate contracts (1 base segment and four option segments) were exercised, as well as the base segment. The transaction price for each segment, based on the transaction price as defined in each segment contract, was allocated to the single performance obligation for each contract. The transaction price was recognized over time by measuring the progress toward complete satisfaction of the performance obligation. For reimbursable expenses, this occurred as qualifying research activities were conducted based on invoices from company vendors. For the fixed fee, the progress toward complete satisfaction was estimated based on the costs incurred to date relative to the total estimated costs per the terms of each contract. The Company typically invoiced BARDA monthly as costs were incurred. Any amounts received in advance of performance were recorded as deferred revenue until earned. The base segment and first option segment were completed prior to adoption of ASC 606. The second and third option segments were completed on August 20, 2020. The fourth option segment was completed on September 1, 2021 and the contract has expired in accordance with its terms. Under the BARDA contract, we recognized contract revenue of $1.6 million during the twelve months ended December 31, 2021.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At December 31, 2023, the Company had a deferred revenue balance of $0.1 million related to these grants. Additionally, for the twelve months ended December 31, 2023, 2022 and 2021, the Company recognized $30,000 and $0.5 million and $0.4 million, respectively, of grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the twelve months ended December 31, 2023, 2022 and 2021, the Company recognized approximately $0.1 million, $0.5 million and $47,000 , respectively, of license revenue related to this agreement.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2023, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through December 31, 2023, with the exception of the fiscal year ended December 31, 2022, and therefore has not recorded any current provision for income taxes in the current year. For the year ended December 31, 2022, the Company recorded net income and incurred a small amount of state income tax expense. As such the Company recorded a provision for current state income taxes for the year ended December 31, 2022.

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

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate forfeitures and records share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2023, 2022 and 2021, the Company applied a forfeiture rate based on the Company’s historical forfeitures.

401(k) Plan

The Company maintains a defined contribution employee retirement plan (401(k) plan). For the years ended December 31, 2023, 2022 and 2021, the Company recognized expenses for matching contributions of $0.5 million, $0.5 million and $0.4 million, respectively.

Basic and Dilutive Net Loss Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. For the twelve months ended December 31, 2022, the diluted per-share computations reflect the number of additional common stock outstanding that would have been outstanding if the potentially dilutive common stock had been issued. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the twelve months ended December 31, 2023 and 2021.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of non-vested restricted stock, stock options to purchase common stock, and employee stock purchase plan purchase rights as the impact of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 1,322,712, and 4,672,859, for the years ended December 31, 2023 and 2021, respectively.

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

Note 2. Investments

The following tables summarize the Company’s short-term and long-term debt investments (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$11,079	$4	$(7)	$11,076
Commercial paper	44,271	52	(4)	44,319
U.S. Treasury securities	121,474	126	(164)	121,436
Total investments	$176,824	$182	$(175)	$176,831

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25,906	$4	$(29)	$25,881
Commercial paper	127,657	36	(176)	127,517
U.S. Treasury securities	86,892	7	(179)	86,720
Total investments	$240,455	$47	$(384)	$240,118

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$6,365	$(7)	$—	$—	$6,365	$(7)
Commercial paper	5,464	(4)	—	—	5,464	(4)
U.S. Treasury securities	64,531	(120)	14,937	(44)	79,468	(164)
Total	$76,360	$(131)	$14,937	$(44)	$91,297	$(175)
Number of securities with unrealized losses		24		4		28

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$22,905	$(29)	$—	$—	$22,905	$(29)
Commercial paper	88,860	(176)	—	—	88,860	(176)
U.S. Treasury securities	67,489	(179)	—	—	67,489	(179)
Total	$179,254	$(384)	$—	$—	$179,254	$(384)
Number of securities with unrealized losses		55		—		55

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Unrealized gains and losses on debt investments are recorded to unrealized gain (loss) on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current investments. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term investments. At December 31, 2023, the Company believes that the cost of its investments is recoverable in all material respects. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company’s debt investments at December 31, 2023 (in thousands):

December 31, 2023
Maturing in one year or less	$155,174
Maturing after one year through two years	21,657
Total debt investments	$176,831

Note 3. Property and Equipment

Property and equipment, net of accumulated depreciation consisted of the following (in thousands):

	December 31,
	2023	2022
Lab equipment	$2,313	$2,299
Leasehold improvements	1,713	1,713
Computer equipment	832	817
Office furniture and equipment	520	520
Property and equipment	5,378	5,349
Less accumulated depreciation	(5,154)	(5,122)
Property and equipment, net of accumulated depreciation	$224	$227

Note 4. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of December 31, 2023 was 2.58 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.7 million, $0.7 million and $0.7 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of December 31, 2023, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of December 31, 2023 (in thousands):

Assets
Operating Lease Right-of-Use Assets	$1,482

Liabilities
Operating Lease Short-term Liabilities (recorded within Accrued liabilities)	$642
Operating Lease Long-term Liabilities (recorded within Lease-related obligations)	1,177
Total Operating Lease Liabilities	$1,819

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of December 31, 2023
2024	759
2025	781
2026	467
Total future minimum rental payments	$2,007
Less amount of lease payments representing interest	188
Total present value of lease payments	$1,819

For the twelve months ended December 31, 2023 and 2022, the Company made lease payments of approximately $0.7 million and $0.6 million, respectively, which are included in operating cash flows.

Significance of Revenue Source

The Company is the recipient of federal research contract funds from BARDA. Periodic audits are required under the grant and contract agreements and certain costs may be questioned as appropriate under the agreements. At December 31, 2023 and 2022, the Company had recorded a $0.1 million provision for potential refundable amounts.

Note 5. Stockholders’ Equity (Deficit)

Common Stock

The Company’s common stock consists of 200 million authorized shares at December 31, 2023 and 2022, and 88.9 million and 88.1 million shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2023	2022
For exercise of outstanding common stock options	18,336,656	15,076,365
For delivery upon vesting of outstanding restricted stock units	895,361	920,533
For future equity awards under the 2013 Equity Incentive Plan	2,257,711	1,466,603
For future purchases under the 2013 Employee Stock Purchase Plan	2,179,399	2,186,097
Total shares of common stock reserved for future issuances	23,669,127	19,649,598

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the stock options granted:

	Years Ended December 31,
	2023	2022	2021
Expected volatility	83.20%	74.27%	95.84%
Expected term (in years)	5.7	6.0	6.0
Weighted-average risk-free interest rate	3.87%	1.91%	0.71%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$1.13	$3.33	$6.67

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Total Intrinsic Value
Balance, December 31, 2021	11,649,592	$6.27	7.65
Granted	4,217,275	5.12	—
Exercised	(271,079)	2.24	—
Forfeited and expired	(519,423)	6.93	—
Balance, December 31, 2022	15,076,365	$6.00	7.32
Granted	3,861,060	1.59	—
Exercised	—	—	—
Forfeited and expired	(600,769)	5.56	—
Balance, December 31, 2023	18,336,656	$5.09	6.57	$—
Exercisable at December 31, 2023	12,395,052	$5.68	5.61	$—
Vested or expected to vest at December 31, 2023	17,530,966	$5.18	6.46	$—

As of December 31, 2023, there was approximately $11.2 million of total unrecognized compensation cost related to non-vested stock options granted under the 2013 Plan. That compensation cost is expected to be recognized over a weighted-average period of approximately 1.95 years.

Other information regarding the Company’s stock options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2023	2022	2021
Weighted-average grant-date fair value per share of options granted	$1.13	$3.33	$6.67
Total intrinsic value of options exercised	$—	$114	$3,496
Total fair value of shares vested	$12,834	$12,721	$8,642

The following table summarizes, at December 31, 2023, by price range: (1) for stock option awards outstanding under the 2013 Plan, the number of stock option awards outstanding, their weighted-average remaining life and their weighted-average exercise price; and (2) for stock option awards exercisable under the 2013 Plan, the number of stock option awards exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Exercise Price Range ($)	Number	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
0.00 to 1.36	1,293,800	9.84	$1.03	1,857	$1.11
1.37 to 2.08	4,901,027	7.41	$1.94	2,987,651	$1.95
2.09 to 3.13	3,198,545	5.39	2.37	3,039,410	2.35
3.14 to 5.60	1,473,488	4.36	4.63	1,399,404	4.63
5.61 to 7.86	3,664,378	7.59	5.81	1,996,046	5.95
7.87 to 53.74	3,805,418	5.24	12.29	2,970,684	13.16
0.00 to 53.74	18,336,656	6.57	$5.09	12,395,052	$5.68

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

The Company has reserved a total of 4,761,471 shares of common stock to be purchased under the ESPP, of which 2,179,399 and 2,186,097 shares remained available for purchase at December 31, 2023 and 2022, respectively. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twenty-four-month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. The Company issued 429,233 and 535,255 shares of common stock pursuant to the ESPP for the years ended December 31, 2023 and 2022, respectively. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the ESPP purchase rights:

	Years Ended December 31,
	2023	2022	2021
Expected volatility	94.64%	104.88%	97.54%
Expected term (in years)	1.50	1.28	0.71
Weighted-average risk-free interest rate	4.63%	2.63%	0.25%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$0.75	$1.97	$6.55

As of December 31, 2023, the Company had a liability of $0.3 million representing employees' contributions to the ESPP.

Restricted Stock Units

For the years ended December 31, 2023 and 2022, the Company issued RSUs to certain employees and consultants which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. For the years ended December 31, 2023 and 2022, the Company issued 445,940 and 363,527 shares of common stock pursuant to the vesting of RSUs, respectively.

A summary of activity related to the Company’s RSUs is as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant-Date Fair Value
Balance, December 31, 2022	920,533	$4.82
Granted	561,404	1.94
Share issuance	(445,940)	3.83
Forfeited	(140,636)	4.84
Balance, December 31, 2023	895,361	$3.49

The total unrecognized compensation cost related to the non-vested RSUs as of December 31, 2023 was $2.3 million and will be recognized over a weighted average period of approximately 2.15 years.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Income Statement Classification:
Research and development expense	$7,092	$8,267	$6,611
General and administrative expense	10,365	7,018	5,649
Total stock-based compensation expense	$17,457	$15,285	$12,260

Cash received from exercises under all share-based payment arrangements for 2023, 2022 and 2021 was $0.5 million, $1.5 million and $4.6 million, respectively. There was no actual tax benefit realized for the tax deductions from exercises of the share-based payment arrangements during 2023, 2022 or 2021.

In December 2022, related to the Company’s announcement of a reduction in workforce, further discussed in Note 10, certain vested stock options were modified to extend their exercise period from 90 days to 12 months. In addition, certain outstanding stock option and RSU grants received accelerated vesting as if the service period of the terminated employee continued for up to an additional 12-month period. Related to this, the Company recorded expense totaling approximately $1.0 million ratably from the announcement date through the date of termination with approximately $0.4 million of that total being recognized during the twelve months ended December 31, 2022 and an additional $0.6 million being recognized during the twelve months ended December 31, 2023.

In January 2023, the Company extended the post-termination exercise period from 90 days to three years for stock option grants made to non-employee members of our Board of Directors. This extension applies to all future grants as well as all then-outstanding grants. Related to this extension, the Company recorded approximately $0.3 million of expense during the twelve months ended December 31, 2023.

In September 2023, the Company’s then CEO transitioned to Chairman of the Board of Directors. Per the Company’s equity incentive plan, as there was no break in continuous service, the former CEO’s equity grants continue to vest on their normal schedule and remain outstanding, contingent upon continued service. In matching the grant expense to the service period for the role in which the grants were originally made, the Company recognized approximately $5.1 million in stock-based compensation during the twelve months ended December 31, 2023. This amount is recorded in general and administrative expenses.

At-The-Market Equity Offering; Shelf Registration Statement

On August 10, 2020, we entered into an Open Market Sale AgreementSM (the Prior Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. As of August 9, 2023, the Form S-3 shelf registration statement that registered the shares of common stock available for sale under the Prior Jefferies Sales Agreement expired at the end of its three-year term, and is no longer available for use. We have not sold any shares of our common stock under the Prior Jefferies Sales Agreement. On February 29, 2024, we terminated the Prior Jefferies Sales Agreement with Jefferies LLC in connection with a new sales agreement by and between Jefferies and us, as discussed below.

On May 6, 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC, which was subsequently amended in March 2022 to convert to a non-automatic shelf registration statement. This registration statement enables us to offer for sale, from time to time, in one or more offerings, up to $250 million in the aggregate, of common stock, debt securities, warrants, rights and/or units, and will remain in effect for up to three years from the date it became effective. We have made no sales of shares of our securities under the shelf registration statement.

On February 29, 2024, we entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. On the same day, we will file a shelf registration statement on Form S-3 with the SEC, which contains a base prospectus, covering up to a total aggregate offering price of $250 million of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, covering the offering, issuance and sale of up to a maximum aggregate offering price of $75 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. The $75 million of shares that may be issued and sold from time to time under the Jefferies Sales Agreement is included in the $250 million of securities that may be offered, issued and sold by us pursuant to our shelf registration statement.

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

Note 6. Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through December 31, 2021, and therefore has not recorded any current provision for income taxes. For the year ended December 31, 2022, the Company recorded net income and recorded a small amount of state income tax expense. The Company has net operating losses for the tax year December 31, 2023.

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

Income tax expense has been recorded for the period ended December 31, 2022. No income tax expense or benefit has been recorded for the years ended December 31, 2023 or 2021. This is due to the establishment of a valuation allowance against the deferred tax assets generated during those periods. At December 31, 2023, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

The provision for income tax expense includes the following as of December 31, 2023, 2022, and 2021:

	December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	—	36	—
Total	—	36	—
Deferred:
Federal	—	—	—
State	—	—	—
Total	—	—	—
Total Tax Expense	$—	$36	$—

A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2023, 2022, and 2021 (in thousands, except percentages):

	2023		2022		2021
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$(17,240)	21.0%	$36,163	21.0%	$(36,379)	21.0%
State income taxes	(2,275)	2.8%	441	0.2%	(8,060)	4.7%
Research and development credits	(3,726)	4.5%	(3,312)	(1.9)%	(1,565)	0.9%
In process R&D	—	—%	—	—%	26,395	(15.2)%
Permanent items	1,365	(1.7)%	1,135	0.7%	711	(0.4)%
Provision to return adjustments	31	(0.1)%	1,091	0.6%	126	(0.1)%
Effect of change in state tax rate	(1,091)	1.3%	4,405	2.6%	3,478	(2.0)%
Removal of excess tax benefit	—	—%	—	—%	—	—%
Increase in unrecognized tax benefits	603	(0.6)%	828	0.5%	439	(0.3)%
Current year forfeitures	51	(0.1)%	54	—%	435	(0.3)%
Change in valuation allowance	22,282	(27.1)%	(40,769)	(23.7)%	14,420	(8.3)%
Net benefit	$—	—%	$36.0	—%	$—	—%

The components of deferred tax assets and liabilities at December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Domestic net operating loss carryforwards	$90,340	$84,147
Research and development expenses	1,812	1,520
Capitalized Section 174 expenses	23,541	12,425
License fees	11,005	11,509
Research and development credits	22,638	20,166
Capital loss carryforwards	448	428
Accrued bonuses	815	722
Share-based compensation	9,012	6,132
Other	959	1,333
Total gross deferred tax assets	160,570	138,382
Valuation allowance	(160,218)	(137,936)
Total deferred tax assets	352	446
Deferred tax liabilities:
Right-of-use asset	(352)	(446)
Total deferred tax liabilities	(352)	(446)
Total deferred tax assets and liabilities, net	$—	$—

At December 31, 2023, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $423.2 million and $416.0 million, respectively. At December 31, 2022, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $394.8 million and $394.4 million, respectively. Federal losses of $175.4 million begin to expire in 2035 and $247.7 million of the federal losses carryforward indefinitely. State losses of $413.0 million begin to expire in 2024 and $3.0 million of the state losses carryforward indefinitely. There was no tax benefit related to the utilization of net operating losses in 2023. In addition, the Company has tax credit carryforwards for federal tax purposes of approximately $29.9 million as of December 31, 2023. Of the $29.9 million, $0.1 million expired in 2022. The Company also has capital loss carryforwards for federal tax purposes of $0.4 million, which begin to expire in 2024. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. Management has recorded a valuation allowance for all of the deferred tax assets due to the uncertainty of future taxable income.

The Company incorporated a subsidiary in the United Kingdom in 2014. However, the subsidiary had zero activity in 2021 and as such, has no undistributed earnings. The Company dissolved the United Kingdom subsidiary in 2021.

The Company incorporated a subsidiary in Ireland during 2018. However, the subsidiary had no activity during 2021, 2022 and 2023, and as such, has no undistributed earnings.

The Company acquired Oncoceutics, Inc. in 2021 and is including the activity for 2022 and 2023 in its consolidated financial statements.

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

The acquired Oncoceutics net operating losses may be subject to limitations under Section 382, however no study has been completed as of the year ended December 31, 2023.

The Company has determined that there may be a future limitation on the Company’s ability to utilize its entire federal R&D credit carryover. Therefore, the Company recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2023 and 2022, as follows (in thousands):

Balance at December 31, 2021	$4,734
Increases related to 2022	828
Increases related to prior periods	—
Balance at December 31, 2022	5,562
Increases related to 2023	736
Decreases related to prior periods	(121)
Balance at December 31, 2023	$6,177

On November 18, 2021, Governor Roy Cooper signed into law the 2021 Appropriations Act (2021 Appropriations Act) which phases out the corporate income tax for North Carolina. The 2021 Appropriations Act phases out the current 2.5% North Carolina corporate income tax rate over five years starting in 2025, reaching zero by 2030. For tax years beginning on or after January 1, 2025 the rate is 2.25%. The rate decreases to 2% in 2026 and 2027; and to 1% in 2028 and 2029. After 2029, the rate decreases to 0%. As a result of the revised tax rate, the Company adjusted its North Carolina net operating loss deferred tax asset as of December 31, 2021 by applying the revised tax rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $7.1 million in 2021 and $0.6 million in 2022.

The Company has determined that it had no other material uncertain tax benefits for the year ended December 31, 2023. As of December 31, 2022, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal and state income tax examinations for the tax years 2003 through 2022. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023, 2022 and 2021.

The Tax Act subjects a “United States shareholder” for U.S. federal income tax purposes to tax GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in 2021, 2022 or 2023; therefore, no GILTI tax has been recorded for the years ended December 31, 2021, 2022 and 2023.

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

The Company continues to provide operational support to Emergent in furtherance of its obligations under both the Asset Purchase Agreement (and related agreements) and the BARDA Agreement. The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized approximately $0.2 million and $0.5 million of contract revenue for support provided for the twelve months ended December 31, 2023 and 2022, respectively.

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

The fourth option segment ended on September 1, 2021 and the contract has expired in accordance with its terms. For the year ended December 31, 2021, the Company recognized contract revenue under this contract of $1.6 million.

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

The following table summarizes the incremental contract close-out costs (in thousands) recorded for the twelve months ended December 31, 2022:

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

The following table sets forth the accounts payable and accrual activity for contract close-out costs (in thousands) for the twelve months ended December 31, 2023.

Contract Close-out Costs
Balance at December 31, 2022	$1,311
Revised estimates	$(189)
Payments	$(1,122)
Balance at December 31, 2023	$—

For the twelve months ended December 31, 2023, the revised accrual estimates resulted in a decrease to research and development expenses of $189,000.

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

The promissory note totaling $14.0 million was paid to the Oncoceutics' shareholders in January 2022. A $20.0 million milestone payment was paid and expensed to research and development expenses in the fourth quarter of 2021 related to the achievement of the 20% ORR, evaluated by BICR, of ONC201 in recurrent H3 K27M-mutant diffuse glioma patients success milestone.

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

Note 10. Restructuring Costs

In December 2022, the Company made the decision to restructure its operations, which included a reduction in workforce of 20 full-time employees. During the twelve months ended December 31, 2022, the Company recorded expense for one-time employee termination benefits of $1.9 million, which included a ratable share of the total stock compensation expense that resulted from the modifications of stock option agreements of employees. The total amount of stock compensation expense related to the reduction in workforce equals $1.0 million of which $0.4 million was recorded during the twelve months ended December, 31, 2022 and $0.6 million was recognized during the twelve months ended December 31, 2023.

The following table summarizes the restructuring charges (in thousands) recorded for the twelve months ended December 31, 2022:

Employee Termination Benefits
Research and development	$1,768
General and administrative	86
Total restructuring expenses	$1,854

The following table sets forth the accrual activity for employee termination benefits (in thousands) for the twelve months ended December 31, 2023:

Employee Termination Benefits
Balance at December 31, 2022	$1,442
Revised estimates	(162)
Payments	(1,248)
Balance at December 31, 2023	$32

Note 11. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2023, and events which occurred subsequently but were not recognized in the financial statements.

ITEM. 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2023, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In making the assessment of internal controls over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Trading Arrangements

None.

ITEM 9B.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Executive Officers,” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for our 2024 Annual Meeting of Stockholders (Proxy Statement), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive and Director Compensation” in our Proxy Statement and is incorporated herein by reference.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the sections headed “Transactions With Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

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

3. Exhibits. The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:
EXHIBIT INDEX

Exhibit Number	Description of Document
2.1** (1)	Agreement and Plan of Merger, dated January 7, 2021, by and among the Registrant, Oncoceutics, Merger Sub.
3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (3)	Amended and Restated Bylaws of the Registrant.
4.1 (4)	Form of Common Stock Certificate of the Registrant.
4.2(18)	Description of Common Stock.
10.1+ (5)	Form of Indemnity Agreement by and between the Registrant and its Directors and Officers.
10.2+ (5)	Chimerix, Inc. 2013 Employee Stock Purchase Plan.
10.3+(6)
Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice and Form of Restricted Stock Unit Award Agreement and Form of Restricted Stock Unit Award Grant Notice under Chimerix, Inc. 2013 Equity Incentive Plan.

10.4+ (7)	Chimerix, Inc. 2013 Equity Incentive Plan, as amended.
10.5+ (8)	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2013 Equity Incentive Plan
10.6+ (9)	Letter Agreement with Michael Sherman, dated June 27, 2023.
10.7+ (9)	Amended Employment Offer Letter to Michael Andriole, dated June 27, 2023.
10.8+ (9)	Chimerix, Inc. Non-Employee Director Compensation Policy, as amended, dated June 27, 2023.
10.9+ (10)	Chimerix, Inc. Officer Severance Benefit Plan, as amended.
10.10 (5)	Office Lease by and between the Registrant and ACP 2505 Meridian LLC dated September 1, 2007, as amended.
10.11 (11)	Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.
10.12 (12)	Sixth Amendment to Office Lease dated April 28, 2015 by and between the Registrant and IVC Meridian TT O, LLC.
10.13 (13)	Seventh Amendment to Office Lease dated March 10, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.14 (14)	Lease Agreement by and between the Registrant and Northwood RTC LLC dated March 10, 2014.
10.15 (15)	Eighth Amendment to Office Lease dated July 13, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.16 (16)	Ninth Amendment to Office Lease, dated June 24, 2020, by and between the Registrant and BRI 1875 Meridian, LLC.
10.17** (16)	Second Amendment to Lease Agreement, dated July 30, 2020, by and between the Registrant and CLPF-Research Center, LLC.
10.18 (17)	First Amendment to Industrial Building Lease dated December 14, 2017 by and between Registrant and CLPF - Research Center, LLC.

10.19+(18)	Employment Offer Letter to Allen Melemed dated May 7, 2020.
10.20+(19)	Employment Offer Letter to Michael A. Alrutz dated May 19, 2012.
10.21** #(20)	Loan and Security Agreement, dated January 31, 2022, by and between the Registrant and Silicon Valley Bank.
10.22	First Amendment to Loan and Security Agreement, dated November 21, 2023, by and between the Registrant and Silicon Valley Bank.
10.23**#(21)	Asset Purchase Agreement, dated May 15, 2022, by and between the Company and Emergent BioSolutions Inc.
10.24**#(22)	First Amendment to Asset Purchase Agreement, dated September 26, 2022, by and between the Registrant, Emergent BioSolutions Inc. and Emergent Biodefense Operations Lansing LLC.
10.25+(23)	Employment Offer Letter to Thomas J. Riga, dated October 2, 2023.
10.26+(24)	Employment Offer Letter to Michelle LaSpaluto, dated November 30, 2023.
10.27	Open Market Sale AgreementSM dated February 29, 2024, by and between the Company and Jefferies LLC.
10.28	Directorship Offer Letter to Lisa L. Decker, PhD, dated December 28, 2023.

21.1	Subsidiaries of Chimerix, Inc.
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Chimerix, Inc. Incentive Compensation Recoupment Policy, adopted on November 14, 2023.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Certain confidential information contained in this exhibit, marked by brackets, has been omitted pursuant to Item 601 of Regulation S-K because the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.
(1)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 25, 2021.
(2)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on April 16, 2013.
(3)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on December 9, 2022.
(4)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended, filed with the SEC on March 27, 2013.
(5)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended, filed with the SEC on March 8, 2013.
(6)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2016.
(7)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 23, 2014.
(8)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2019.
(9)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 27, 2023.
(10)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on April 18, 2022.
(11)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2014.
(12)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 11, 2015.
(13)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2017.
(14)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on March 14, 2014.
(15)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 7, 2017.
(16)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 10, 2020.
(17)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 1, 2018.
(18)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 2, 2023.
(19)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 5, 2019.
(20)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 1, 2022.
(21)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on May 18, 2022.
(22)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on September 28, 2022.
(23)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on November 16, 2023.
(24)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on December 4, 2023.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimerix, Inc.

Date:	February 29, 2024	By:	/s/ Michael T. Andriole
Michael T. Andriole
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael T. Andriole and Michelle LaSpaluto, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Andriole	President, Chief Executive Officer and Director	February 29, 2024
Michael T. Andriole	(Principal Executive Officer)

/s/ Michelle LaSpaluto	Chief Financial Officer	February 29, 2024
Michelle LaSpaluto	(Principal Financial Officer)

/s/ David Jakeman	Vice President of Finance and Accounting	February 29, 2024
David Jakeman	(Principal Accounting Officer)

/s/ Michael A. Sherman
Michael A. Sherman	Chair of the Board of Directors	February 29, 2024

/s/ Martha J. Demski
Martha J. Demski	Lead Independent Director	February 29, 2024

/s/ Lisa L. Decker, PhD
Lisa L. Decker, PhD	Member of the Board of Directors	February 29, 2024

/s/ Patrick Machado
Patrick Machado	Member of the Board of Directors	February 29, 2024

/s/ Robert J. Meyer
Robert J. Meyer, MD	Member of the Board of Directors	February 29, 2024

/s/ Fred A. Middleton
Fred A. Middleton	Member of the Board of Directors	February 29, 2024

/s/ Pratik S. Multani
Pratik S. Multani, MD	Member of the Board of Directors	February 29, 2024

/s/ Victoria Vakiener
Victoria Vakiener	Member of the Board of Directors	February 29, 2024