Form 10-Q
period 2024-03-31
CHIMERIX INC
filed 2024-05-01
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of April 26, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 89,629,902.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

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

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$19,026	$27,661
Short-term investments, available-for-sale	140,002	155,174
Accounts receivable	1	4
Prepaid expenses and other current assets	4,003	6,271
Total current assets	163,032	189,110
Long-term investments	29,133	21,657
Property and equipment, net of accumulated depreciation	263	224
Operating lease right-of-use assets	1,354	1,482
Other long-term assets	260	301
Total assets	$194,042	$212,774

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,823	$2,851
Accrued liabilities	15,112	15,592
Total current liabilities	18,935	18,443
Line of credit commitment fee	—	125
Lease-related obligations	1,005	1,177
Total liabilities	19,940	19,745

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 89,629,902 and 88,929,300 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	90	89
Additional paid-in capital	991,583	988,457
Accumulated other comprehensive (gain) loss, net	(178)	7
Accumulated deficit	(817,393)	(795,524)
Total stockholders’ equity	174,102	193,029
Total liabilities and stockholders’ equity	$194,042	$212,774

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Contract and grant revenue	—	234
Licensing revenue	—	49
Total revenues	—	283
Operating expenses:
Research and development	18,844	18,822
General and administrative	5,546	5,679
Total operating expenses	24,390	24,501
Loss from operations	(24,390)	(24,218)
Other income:
Interest income and other, net	2,521	2,846
Net loss	(21,869)	(21,372)
Other comprehensive (loss) income:
Unrealized (loss) gain on debt investments, net	(185)	106
Comprehensive loss	$(22,054)	$(21,266)
Per share information:
Net loss, basic and diluted	$(0.25)	$(0.24)

Weighted-average shares outstanding, basic and diluted	89,259,106	88,294,624

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2023	88,929,300	$89	$988,457	$7	$(795,524)	$193,029
Share-based compensation	—	—	2,749	—	—	2,749
Employee stock purchase plan purchases	419,546	1	377	—	—	378
RSU stock issuance	281,056	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	(21,869)	(21,869)
Total comprehensive loss						(22,054)
Balance, March 31, 2024	89,629,902	$90	$991,583	$(178)	$(817,393)	$174,102

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	88,054,127	$88	$970,535	$(337)	$(713,429)	$256,857
Share-based compensation	—	—	4,363	—	—	4,363
Employee stock purchase plan purchases	308,000	1	356	—	—	357
RSU stock issuance	221,440	—	—	—	—	—
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	106	—	106
Net loss	—	—	—	—	(21,372)	(21,372)
Total comprehensive loss						(21,266)
Balance, March 31, 2023	88,583,567	$89	$975,254	$(231)	$(734,801)	$240,311

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,869)	$(21,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	22	22
Amortization of debt issuance costs	72	66
Amortization of discount/premium on investments	(1,191)	(2,096)
Share-based compensation	2,749	4,363
Lease-related amortization	(25)	(20)
Changes in operating assets and liabilities:
Accounts receivable	3	371
Prepaid expenses and other assets	2,280	441
Accounts payable and accrued liabilities	441	(4,000)
Net cash used in operating activities	(17,518)	(22,225)

Cash flows from investing activities:
Purchases of property and equipment	(27)	(62)
Purchases of short-term investments	(11,862)	—
Purchases of long-term investments	(29,236)	(6,803)
Proceeds from maturities of short-term investments	49,800	19,000
Net cash provided by investing activities	8,675	12,135

Cash flows from financing activities:
Proceeds from employee stock purchase plan	378	356
Payments of debt issuance costs	(170)	(157)
Net cash provided by financing activities	208	199
Net decrease in cash and cash equivalents	(8,635)	(9,891)
Cash and cash equivalents:
Beginning of period	27,661	25,842
End of period	$19,026	$15,951

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	March 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$10,625	$10,625	$—	$—
Total cash equivalents	10,625	10,625	—	—
Short-term investments
U.S. treasury securities	88,588	46,325	42,263	—
Commercial paper	36,087	—	36,087	—
Corporate bonds	15,327	—	15,327	—
Total short-term investments	140,002	46,325	93,677	—
Long-term investments
U.S. treasury securities	29,133	5,959	23,174	—
Total long-term investments	29,133	5,959	23,174	—
Total assets	$179,760	$62,909	$116,851	$—

	Fair Value Measurements
	December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$24,102	$24,102	$—	$—
Total cash equivalents	24,102	24,102	—	—
Short-term investments
U.S. treasury securities	99,779	40,336	59,443	—
Commercial paper	44,319	—	44,319	—
Corporate bonds	11,076	—	11,076	—
Total short-term investments	155,174	40,336	114,838	—
Long-term investments
U.S. treasury securities	21,657	3,975	17,682	—
Total long-term investments	21,657	3,975	17,682	—
Total assets	$200,933	$68,413	$132,520	$—

Employee Retention Credit

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $2.0 million employee retention credit during the three months ended September 30, 2022 related to labor costs recognized during 2020 and 2021, which is recorded in prepaid expenses and other current assets. For the three months ended September 30, 2022, $1.5 million was recorded as a reduction to research and development expenses and $0.5 million was recorded as a reduction to general and administrative expenses. The Company has filed for refunds of the employee retention credits and as of the date of this Quarterly Report on Form 10-Q, it has received $1.8 million of refunds and cannot reasonably estimate when it will receive any or all of the remaining refunds.

Deferred Loan Costs

On January 31, 2022 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), by and between the Company, as borrower, and Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. The Company has no obligation to draw down any amount under the Credit Facility, and has not drawn down any amount as of March 31, 2024.

On November 21, 2023, the Company entered into the First Amendment to the Loan Agreement, which among other things, extended the term to September 30, 2026 and increased the unused line fee to 0.35% per annum on the unused portion of the Credit Facility, payable quarterly in arrears.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) 1.50% above the Prime Rate (as defined below) and (ii) 4.75%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “Prime Rate”. If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Loan Agreement. The Company must also pay an unused line fee equal to 0.35% per annum on the unused portion of the Credit Facility, payable quarterly in arrears. Upon the termination of the Loan Agreement for any reason prior to the Maturity Date, the Company will be required to pay to the Lender an early termination fee of $0.5 million. The Loan Agreement also requires the Company to pay the Lender a non-refundable commitment fee of $0.5 million, payable in four equal installments beginning on the Effective Date and each anniversary of the Effective Date thereafter until January 31, 2025. As of March 31, 2024, the Company has recorded current deferred loan costs of $0.1 million in prepaid expenses and other current assets and non-current deferred loan costs of $0.2 million in other long-term assets on the Consolidated Balance Sheets. As of March 31, 2024, the Company has recorded a current loan fee liability of $0.2 million in accrued liabilities.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued research and development expenses	$9,445	$7,623
Accrued compensation	2,810	5,123
Other accrued liabilities	2,857	2,846
Total accrued liabilities	$15,112	$15,592

Revenue Recognition

Policy

The Company’s revenues generally consist of (i) contract and grant revenue—revenue generated under federal and private foundation grants and contracts, (ii) licensing revenue—revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements and (iii) royalty revenue—revenue related to sales of TEMBEXA made by Emergent after the Asset Sale. Revenue is recognized in accordance with the criteria outlined in Accounting Standards Codification (ASC) 606 issued by the Financial Accounting Standards Board (FASB). Following this accounting pronouncement, a five-step approach is applied for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

Emergent BioSolutions, Inc.

On September 26, 2022, the Company completed the sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale). Emergent paid the Company an upfront cash payment of approximately $238 million upon the closing of the Asset Sale. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Emergent: (i) up to an aggregate of approximately $124 million in milestone payments payable upon the exercise of the options under the BARDA Agreement (as defined below) for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA to the U.S. government; (ii) royalty payments equal to 15% of all gross profits associated with the sales of TEMBEXA made outside of the United States during the exclusivity period of TEMBEXA on a market-to-market basis; (iii) royalty payments equal to 20% of future gross profits of TEMBEXA made in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA; and (iv) up to an additional $12.5 million upon the achievement of certain other developmental milestones.

The BARDA Agreement was novated to Emergent in December 2022. The Company recognized no contract revenue for support provided to Emergent for the three months ended March 31, 2024. The Company recognized $0.2 million of contract revenue for support provided to Emergent for the three months ended March 31, 2023.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At March 31, 2024, the Company has a deferred revenue balance of $0.1 million related to these grants. For the three months ended March 31, 2024, the Company recognized no grant revenue. For the three months ended March 31, 2023, the Company recognized $30,000 grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for dordaviprone in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the three months ended March 31, 2024, the Company recognized no license revenue related to this agreement. For the three months ended March 31, 2023, the Company recognized approximately $0.1 million of license revenue related to this agreement.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2024, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three months ended March 31, 2024 and 2023.

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

Note 2. Investments

The following tables summarize the Company’s debt investments (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$15,331	$1	$(5)	$15,327
Commercial paper	36,086	13	(12)	36,087
U.S. treasury securities	117,896	26	(201)	117,721
Total investments	$169,313	$40	$(218)	$169,135

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$11,079	$4	$(7)	$11,076
Commercial paper	44,271	52	(4)	44,319
U.S. treasury securities	121,474	126	(164)	121,436
Total investments	$176,824	$182	$(175)	$176,831

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	March 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$11,047	$(5)	$—	$—	$11,047	$(5)
Commercial paper	12,666	(12)	—	—	12,666	(12)
U.S. treasury securities	86,026	(176)	4,969	(25)	90,995	(201)
Total	$109,739	$(193)	$4,969	$(25)	$114,708	$(218)
Number of securities with unrealized losses		46		2		48

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$6,365	$(7)	$—	$—	$6,365	$(7)
Commercial paper	5,464	(4)	—	—	5,464	(4)
U.S. treasury securities	$64,531	$(120)	$14,937	$(44)	$79,468	$(164)
Total	$76,360	$(131)	$14,937	$(44)	$91,297	$(175)
Number of securities with unrealized losses		24		4		28

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Unrealized gains and losses on debt investments are recorded to unrealized gain (loss) on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current investments. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term investments. At March 31, 2024, the Company believes that the cost of its investments is recoverable in all material respects. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company’s debt investments at March 31, 2024 (in thousands):

Maturing in one year or less	$140,002
Maturing after one year through two years	29,133
Total debt investments	$169,135

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of March 31, 2024 was 2.33 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.2 million for the three months ended March 31, 2024 and 2023.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of March 31, 2024, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of March 31, 2024 (in thousands):

Assets
Operating lease right-of-use assets	$1,354

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$661
Operating lease long-term liabilities (recorded within Lease-related obligations)	1,005
Total operating lease liabilities	$1,666

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of March 31, 2024
2024	572
2025	781
2026	467
Total future minimum rental payments	$1,820
Less amount of lease payments representing interest	154
Total present value of lease payments	$1,666

As of December 31, 2023, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2023
2024	759
2025	781
2026	467
Total future minimum rental payments	$2,007
Less amount of lease payments representing interest	188
Total present value of lease payments	$1,819

For the three months ended March 31, 2024 and 2023, the Company made lease payments of approximately $0.2 million.

Significance of Revenue Source

The Company was the recipient of federal research contract funds from BARDA. Periodic audits are required in connection with the Company’s receipt of such funds and certain costs may be questioned as appropriate by BARDA. Accordingly, at March 31, 2024 and December 31, 2023, the Company had recorded a provision for potential refundable amounts of $52,000.

Note 4. Equity Transactions and Share-based Compensation

At-The-Market Equity Offering; Shelf Registration Statement

On August 10, 2020, we entered into an Open Market Sale AgreementSM (Prior Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. As of August 9, 2023, the Form S-3 shelf registration statement that registered the shares of common stock available for sale under the Jefferies Sales Agreement expired at the end of its three-year term, and is no longer available for use. We did not sell any shares of our common stock under the Prior Jefferies Sales Agreement. On February 29, 2024, we terminated the Prior Jefferies Sales Agreement with Jefferies LLC in connection with a new sales agreement by and between Jefferies and us, as discussed below.

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

On February 29, 2024, we entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. On the same day, we filed a shelf registration statement on Form S-3 with the SEC, which contains a base prospectus, covering up to a total aggregate offering price of $250 million of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, covering the offering, issuance and sale of up to a maximum aggregate offering price of $75 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. The $75 million of shares that may be issued and sold from time to time under the Jefferies Sales Agreement is included in the $250 million of securities that may be offered, issued and sold by us pursuant to our shelf registration statement. As of March 31, 2024, no sales have been made under the shelf registration statement or the Jefferies Sales Agreement.

Stock Options

The Company maintains a 2013 Equity Incentive Plan (the 2013 Plan), which provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for future issuance automatically increased on January 1, 2023, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or 3.5 million shares, pursuant to an “evergreen” provision contained in the 2013 Plan commencing on January 1, 2014 and ending on (and including) January 1, 2023. As of March 31, 2024, there was a total of 0.5 million shares reserved for future issuance under the 2013 Plan. The Company issued no shares of common stock pursuant to the exercise of stock options during the three months ended March 31, 2024 and 2023.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 4.8 million shares of common stock to be purchased under the ESPP, of which 1.8 million shares remained available for purchase as of March 31, 2024. The number of shares of common stock reserved for issuance automatically increased on January 1, 2023, by an additional 422,535 shares, pursuant to an “evergreen” provision contained in the ESPP commencing on January 1, 2014 and ending on (and including) January 1, 2023.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four-month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four-month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 419,000 shares of common stock pursuant to the ESPP during the three months ended March 31, 2024. The Company issued approximately 308,000 shares of common stock pursuant to the ESPP during the three months ended March 31, 2023, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units (RSUs)

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued approximately 281,000 shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2024. The Company issued approximately 221,000 shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2023.

Share-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expense	$1,870	$2,312
General and administrative expense	879	2,051
Total share-based compensation expense	$2,749	$4,363

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

In November 2023 and April 2024, the Company granted stock options covering up to a total of 950,000 and 223,000 shares, respectively, of our common stock in connection with the hiring of new employees. These grants were non-statutory stock options, have a 10-year term and will vest over four years, with one-fourth vesting on the one-year anniversary of the date of hire and remaining three-fourths vesting over the following three years in equal monthly installments. These stock options are subject to the terms of the Company's 2013 Equity Incentive Plan, but were granted outside of the 2013 Equity Incentive Plan, as they constituted inducement grants in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4).

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2024 as the Company incurred losses for the three month period ended March 31, 2024 and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2024. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At March 31, 2024, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 6. Significant Agreements

Emergent BioSolutions, Inc.

On September 26, 2022, the Company completed the sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA and specified related assets (the Asset Sale). Emergent paid the Company an upfront cash payment of approximately $238 million upon the closing of the Asset Sale. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Emergent: (i) up to an aggregate of approximately $124 million in milestone payments payable upon the exercise of the options under the BARDA Agreement for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA to the U.S. government; (ii) royalty payments equal to 15% of the gross profits from the sales of TEMBEXA made outside of the United States; (iii) royalty payments equal to 20% of the gross profits from the sales of TEMBEXA made in the United States in excess of 1.7 million treatment courses; and (iv) up to an additional $12.5 million upon the achievement of certain other developmental milestones. The effects of recording certain adjustments associated with contingent consideration related to TEMBEXA have been excluded as the Company has made a policy election to account for these amounts when the contingency has been resolved in accordance with Accounting Standards Codification 450, Contingencies.

The period under which the Company was contracted to provide the majority of operational support services to Emergent in furtherance of its obligations under the Asset Purchase Agreement and the BARDA Agreement concluded on March 26, 2023, except for certain services which the parties agreed would continue until the occurrence of a specific event, or in some cases a predetermined end date. The BARDA Agreement was novated to Emergent in December 2022. The Company recognized no contract revenue for support provided for the three months ended March 31, 2024. The Company recognized $0.2 million of contract revenue for support provided to Emergent for the three months ended March 31, 2023.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for dordaviprone in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan.

CR Sanjiu Agreement

In December 2020, Oncoceutics entered into a license, development and commercialization agreement with China Resources Sanjiu Medical & Pharmaceutical Co., Ltd. (CR Sanjiu). Oncoceutics granted CR Sanjiu an exclusive royalty bearing license to develop and commercialize dordaviprone in China, Hong Kong, Macau and Taiwan (CR Sanjiu Territory). The Company is entitled to receive up to $5.0 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all licensed products, as defined in the agreement, in the CR Sanjiu Territory.

Note 7. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2024, and events which occurred subsequently but were not recognized in the financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on February 29, 2024. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Dordaviprone

Phase 3 ACTION Study Continues - Interim Data Expected in 2025

The Phase 3 ACTION trial is currently enrolling H3 K27M-mutant glioma patients at over 135 sites in 13 countries in North America, Europe, the UK, Israel, Australia and Asia. Management expects interim overall survival (OS) and progression free survival (PFS) analyses from the trial to occur in 2025 with final OS data expected in 2026. The ACTION trial enrolls patients shortly after they have completed front-line radiation therapy that is the standard of care for glioma. The study is designed to enroll 450 patients randomized 1:1:1 to receive dordaviprone at one of two dosing frequencies or placebo. Participants will be randomized to receive either: (i) 625mg of dordaviprone once per week, (ii) 625mg twice per week on two consecutive days or (iii) placebo. The study is open to pediatric and adult patients >10kg body weight and the dose will be scaled by body weight for patients weighing less than 52.5kg. Primary endpoints include OS and PFS. OS will be assessed for efficacy at three alpha-allocated timepoints consisting of two interim assessments by the Independent Data Monitoring Committee (IDMC) at 164 events and 246 events, respectively, and a final assessment at 327 events. The final PFS analysis will be performed after 286 events, with progression assessed using response assessment in neuro-oncology-high grade glioma (RANO HGG) criteria by blinded independent central review (BICR). Secondary endpoints include corticosteroid response, performance status response, change from baseline in quality of life (QoL) assessments and change from baseline in neurologic function as assessed by the Neurologic Assessment in Neuro-Oncology (NANO) scale. Per the protocol, a safety interim analysis will be completed after the first 120 patients have been treated and followed for at least three cycles.

Our plan is to initiate a submission to regulators for approval upon receipt of positive overall survival data at either of the interim or the final overall survival analyses. In addition, in the event the result of the progression free survival analysis is positive, we would discuss the potential for submission of dordaviprone with regulatory authorities based on this data, which may lead to a potential accelerated approval, a type of temporary marketing authorization that is contingent on future data, such as a positive overall survival analysis.

Interaction with Therapeutic Goods Administration (TGA) in Australia

We recently engaged in the process to evaluate eligibility for dordaviprone to be considered for Provisional Registration in Australia. The Provisional Registration process is a three-step process which begins with a Pre-Submission Meeting evaluating current data, as well as other program features, including the status of pivotal studies. We recently completed the Pre-Submission Meeting with the TGA and the TGA agreed that dordaviprone meets the criteria to advance to the second of three steps in the process, a Provisional Determination application. The meeting included an assessment that preliminary data is likely to provide a “major therapeutic advance” in H3 K27M-mutant glioma and that the ACTION study could provide pivotal confirmatory safety and efficacy data before the conclusion of the Provisional Registration period. We expect to work collaboratively with TGA as dordaviprone advances to the next step in the process over the coming months. Once submitted, the Provisional Determination review process is targeted for 20 working days. Should an application for Provisional Registration be submitted the review process is 255 working days. We expect a filing could occur around year end with possible commercial availability in 2026.

Early Pipeline Development – ONC206, ONC212 and CMX521

ONC206

ONC206 is a second generation DRD2 antagonist and ClpP agonist that has demonstrated monotherapy anti-cancer activity in pre-clinical models. ONC206 is currently being evaluated in Phase 1 dose escalation trials enrolling patients with advanced central nervous system tumors in partnership with the National Institutes of Health (NIH) and with the Pacific Pediatric Neuro-Oncology Consortium (PNOC). To date, ONC206 is generally well tolerated with a similar safety profile in adults and pediatrics. No dose limiting toxicities have been identified to date. We are currently enrolling ONC206 dose escalation trials with a more frequent dosing schedule to increase the duration of therapeutic exposure. We expect to report preliminary safety and pharmacokinetic data in mid-2024.

ONC206 is in ongoing nonclinical studies to identify and evaluate candidate oncology indications, to identify potential pharmacodynamic biomarkers and further elucidate its mechanism of action. These activities will inform data-driven clinical development plans.

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

Board of Directors Changes

On March 20, 2024, the Board of Directors (Board) appointed Marc D. Kozin to serve as a member of the Board. In addition, Patrick Machado notified the Company of his planned retirement and resignation as a member of the Board and as a member of all committees of the Board on which he serves, contingent upon and effective at the Company’s 2024 Annual Meeting of Stockholders, scheduled to be held on June 20, 2024.

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

FINANCIAL OVERVIEW

Revenues

To date, we have generated modest, non-recurring revenue from product sales. Since inception, other than 2022 which included product sales, all of our revenue to date has been derived from government grants, a government contract and the receipt of up-front proceeds under our collaboration and license agreements.

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

The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized no contract revenue for expense reimbursement related to support provided to Emergent for the three months ended March 31, 2024. The Company recognized $0.2 million of contract revenue for support provided to Emergent for the three months ended March 31, 2023.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At March 31, 2024, the Company has a deferred revenue balance of $0.1 million related to these grants. For the three months ended March 31, 2024, the Company recognized no grant revenue. For the three months ended March 31, 2023, the Company recognized $30,000 grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for dordaviprone in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the three months ended March 31, 2024, the Company recognized no license revenue related to this agreement. For the three months ended March 31, 2023, the Company recognized approximately $0.1 million of license revenue related to this agreement.

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

	Three Months Ended March 31,
	2024	2023
Direct research and development expenses	$10,692	$11,260
Research and development personnel costs - excluding stock-based compensation	4,673	4,518
Research and development personnel costs - stock-based compensation	1,870	2,312
Indirect research and development expenses	1,609	732
Total research and development expenses	$18,844	$18,822

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

Imipridones Program

In January 2021, we acquired Oncoceutics. As we continue to develop and prepare dordaviprone for U.S. regulatory approval, we expect to incur significant research and development expense. We also plan to incur development expenses in connection with the continued development of other imipridone compounds, including ONC206 and ONC212.

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $2.7 million and $4.4 million was recognized in the three months ended March 31, 2024 and 2023, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. There have been no material changes during the three months ended March 31, 2024 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, together with the changes in those items (in thousands, except percentages):

	Three Months Ended March 31,		Dollar Change	% Change
	2024	2023	Increase/(Decrease)
Revenues:
Contract and grant revenue	—	234	(234)	(100.0)%
Licensing revenue	—	49	(49)	(100.0)%
Total revenues	—	283	(283)	(100.0)%
Operating expenses:
Research and development	18,844	18,822	22	0.1%
General and administrative	5,546	5,679	(133)	(2.3)%
Total operating expenses	24,390	24,501	(111)	(0.5)%
Loss from operations	(24,390)	(24,218)	(172)	0.7%
Other income:
Interest income and other, net	2,521	2,846	(325)	(11.4)%
Net loss	$(21,869)	$(21,372)	$(497)	2.3%

Contract, Grant and Licensing Revenue

For the three months ended March 31, 2024, we had no revenue compared to $0.3 million for the three months ended March 31, 2023. The decrease of $0.3 million is primarily related to a decrease in revenue related to transition support provided to Emergent in 2023 related to the Asset Sale in 2022.

Research and Development Expenses

For the three months ended March 31, 2024 and 2023, our research and development expenses remained consistent at $18.8 million primarily related to the following:

•an increase of $0.4 million for the development of our other pipeline products, ONC206, ONC212, and CMX521; offset by
•a decrease of $0.3 million in compensation expenses, primarily related to non-cash stock compensation expense.

General and Administrative Expenses

For the three months ended March 31, 2024, our general and administrative expenses decreased to $5.5 million compared to $5.7 million for the three months ended March 31, 2023. The decrease of $0.1 million primarily related to the following:

•a decrease of $1.3 million in non-cash compensation expenses; offset by
•an increase of $1.1 million in legal and other operational expenses.

Interest Income and Other, Net

For the three months ended March 31, 2024, our interest income and other, net decreased to $2.5 million compared to income of $2.8 million for the three months ended March 31, 2023. This decrease is primarily attributable to a decrease in interest earned due to smaller cash balances.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, we had capital available to fund operations of approximately $188.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of March 31, 2024, we had an accumulated deficit of $817.4 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On August 10, 2020, we entered into an Open Market Sale AgreementSM (Prior Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. As of August 9, 2023, the Form S-3 shelf registration statement that registered the shares of common stock available for sale under the Prior Jefferies Sales Agreement expired at the end of its three-year term, and is no longer available for use. We not sell any shares of our common stock under the Prior Jefferies Sales Agreement. On February 29, 2024, we terminated the Prior Jefferies Sales Agreement with Jefferies LLC in connection with a new sales agreement by and between Jefferies and us, as discussed below.

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

On January 31, 2022, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. We have no obligation to draw down any amount under the Credit Facility, and have not drawn down any amount as of March 31, 2024. On November 21, 2023 the Loan Agreement was amended to, among other things, extend the term to September 30, 2026 and increase the unused line fee on the unused portion of the Credit Facility.

On February 29, 2024, we entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. On the same day, we filed a shelf registration statement on Form S-3 with the SEC, which contains a base prospectus, covering up to a total aggregate offering price of $250 million of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, covering the offering, issuance and sale of up to a maximum aggregate offering price of $75 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. The $75 million of shares that may be issued and sold from time to time under the Jefferies Sales Agreement is included in the $250 million of securities that may be offered, issued and sold by us pursuant to our shelf registration statement. As of March 31, 2024, no sales have been made under the shelf registration statement or Jefferies Sales Agreement.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the period (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash sources and uses:
Net cash used in operating activities	$(17,518)	$(22,225)
Net cash provided by investing activities	8,675	12,135
Net cash provided by financing activities	208	199
Net decrease in cash and cash equivalents	$(8,635)	$(9,891)

The table above sets forth the net decrease or increase in cash and cash equivalents alone and not the change in our total capital available to fund operations, which also includes short-term and long-term investments. Cash and cash equivalents includes cash on hand and securities with original maturities of 90 days or less.

Operating Activities

Net cash used in operating activities of $17.5 million for the three months ended March 31, 2024 was primarily the result of our $21.9 million net loss partially offset by the change in operating assets and liabilities and the add-back of non-cash adjustments. The change in operating assets and liabilities includes a decrease in prepaid expenses and other assets of $2.3 million and a increase of $0.4 million in accounts payable and accrued liabilities. Non-cash expenses included add-backs of $2.7 million for share-based compensation and $0.1 million of amortization of deferred loan costs offset by $1.2 million of amortization of discount/premium on investments. Net cash used in operating activities of $22.2 million for the three months ended March 31, 2023 was primarily the result of our $21.4 million net loss and the change in operating asset and liabilities, offset by the add-back of non-cash adjustments. The change in operating assets and liabilities includes a decrease of $4.0 million in accounts payable and accrued liabilities offset by a decrease in prepaid expenses and other assets of $0.4 million and a decrease in accounts receivable of $0.4 million. Non-cash expenses included add-backs of $4.4 million for share-based compensation and $0.1 million of amortization of deferred loan costs offset by $2.1 million of amortization of discount/premium on investments.

Investing Activities

Net cash provided by investing activities of $8.7 million for the three months ended March 31, 2024 was primarily the result of the maturity of $49.8 million in short-term investments, partially offset by the purchase of $11.9 million in short-term investments and the purchase of $29.2 million in long-term investments. Net cash provided by investing activities of $12.1 million for the three months ended March 31, 2023 was primarily the result of the maturity of $19.0 million in short-term investments, partially offset by the purchase of $6.8 million in long-term investments.

Financing Activities

Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2024 was primarily the result of $0.4 million in proceeds from stock purchases through our ESPP partially offset by the payment of $0.2 million of debt issuance costs. Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2023 was primarily the result of $0.4 million in proceeds from stock purchases through our ESPP partially offset by the payment of $0.2 million of debt issuance costs.

MATERIAL CASH REQUIREMENTS

The discussion below summarizes our significant contractual obligations and commitments as of March 31, 2024.

Leases. See Note 3 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information, including the future operating lease minimum payments.

We have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved, and we are obligated to pay royalties based on future product sales. As of March 31, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. In connection with the development and commercialization of dordaviprone, ONC206 and ONC212, in addition to royalties on product sales, we could be required to pay former Oncoceutics securityholders up to an aggregate of $340.0 million in remaining milestone payments, assuming the achievement of all remaining applicable milestone events under the merger agreement.
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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three months ended March 31, 2024 and 2023.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2024, has concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We may be unable to obtain, or may be delayed in obtaining, regulatory approval for our clinical candidates, including our most advanced clinical candidate, dordaviprone.
•Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize product candidates, and even if we generate future revenues, they may not be sufficient to lead to profitability.
•Following regulatory approval for any of our product candidates, including dordaviprone, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.
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

We are a biopharmaceutical company focused primarily on developing dordaviprone for the treatment of H3 K27M-mutant diffuse glioma as we also evaluate programs to advance from our earlier stage pipeline. We have incurred significant net losses in each year since our inception other than 2022, including a net loss of $21.9 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of approximately $817.4 million.

To date, with the exception of the Asset Sale, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees, the sales of TEMBEXA product and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We expect to continue to incur losses and negative cash flows for the foreseeable future. The size of any loss will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial expenses as we seek to:

•continue development and manufacturing activities related to imipridones, including dordaviprone for the treatment of H3 K27M-mutant diffuse glioma, and other potential indications;
•obtain regulatory approvals for dordaviprone and other imipridones;
•scale-up manufacturing capabilities for dordaviprone and other imipridones;
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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize product candidates. We may not generate revenues from product sales for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•obtaining favorable results for and advancing development of imipridones, including dordaviprone for the treatment of H3 K27M-mutant diffuse glioma, and other potential indications;
•obtaining United States regulatory approval for dordaviprone and other pipeline assets;
•obtaining foreign regulatory approval(s) for dordaviprone and other pipeline assets;
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

In January 2021, we acquired Oncoceutics, Inc. (Oncoceutics), a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. Oncoceutics’ lead product candidate, dordaviprone, is currently being evaluated in multiple clinical studies including in the Phase 3 ACTION Study, a registrational study for H3 K27M-mutant diffuse glioma.

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

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our most advanced clinical compounds, or any other product candidate. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•significantly delay, scale back or discontinue the development or commercialization of dordaviprone, or any other product candidate;
•seek corporate partners for dordaviprone, or any other product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
•relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

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

We have not marketed, distributed or sold any of our current product candidates. Our most advanced product candidate is dordaviprone, which we are developing for the treatment of H3 K27M-mutant diffuse glioma. In November 2022, we initiated a Phase 3 clinical study of dordaviprone (the Phase 3 ACTION Study), and it is possible that a single trial to support regulatory approval may not be sufficient.

There is no guarantee that our current or future clinical trials will be approved by regulators, and no guarantee that they will be completed or, if completed, will be successful, or if successful, will result in an approval for the sale of any of our product candidates. The success of any of our product candidates will depend on several factors, including the following:

•generating positive safety and efficacy data from our clinical trials of dordaviprone;
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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, including dordaviprone, which would materially harm our business.

We may be unable to obtain, or may be delayed in obtaining, regulatory approval for our most advanced clinical candidate: dordaviprone.

In January 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, a novel potential class of compounds. Oncoceutics’s lead product candidate, dordaviprone, is currently being evaluated in the Phase 3 ACTION Study, and multiple investigator-sponsored clinical studies.

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

Any delay in obtaining, or an inability to obtain, regulatory approvals could prevent us from generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for dordaviprone, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend on the successful completion of clinical trials for our product candidates, including dordaviprone. The positive clinical results obtained for our product candidates in prior clinical studies may not be repeated in future clinical studies.

Before obtaining regulatory approval for the sale of our product candidates, including dordaviprone, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In the case of dordaviprone, early studies were open label studies of brain tumor patients, whereas the ongoing Phase 3 ACTION Study is a double blinded, placebo-controlled, investigational study. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

We do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our most advanced product candidates, including dordaviprone. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for any of our product candidates may be adversely impacted.

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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates and we cannot, therefore, predict the timing of any future revenue from any of our product candidates, including dordaviprone.

We cannot commercialize our product candidates, including dordaviprone, until the appropriate regulatory authorities have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for any of our product candidates. Delays may occur because we may not be able to obtain accelerated approval for our product candidates and large confirmatory studies may be needed to support accelerated approval or be conducted to pursue a first full approval. For dordaviprone, a companion diagnostic test may be needed to identify patients with H3 K27M-mutant diffuse glioma. Additional delays in the United States may result if any of our product candidates is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In the EU context, an Oral Explanation during MAA review could extend approval timelines and result in a Negative Opinion. A re-examination procedure is available in the EU whereby a Negative Opinion could be over-turned and become a Positive Opinion. New rapporteurs would be selected for the product. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates.

Failure by us or third-party collaborators to successfully develop, validate and obtain regulatory approval for companion diagnostics for use by oncologists could harm our ability to develop and commercialize dordaviprone.

For dordaviprone, standard of care diagnostic tests are used to identify patients with H3 K27M-mutant diffuse glioma. Currently, such tests are available as a Laboratory Developed Test, or LDT, that has not been cleared or approved by FDA as a companion diagnostic test. FDA may require approval of a companion diagnostic in connection with an approval of an dordaviprone NDA. We intend to rely on third parties for development of companion diagnostics for commercialization of dordaviprone, if required. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Any failure by a third party to obtain FDA clearance or approval for an H3 K27M mutation diagnostic test may impair our ability to meet FDA requirements for dordaviprone and subsequently jeopardize or delay a potential marketing authorization.

The FDA may determine that dordaviprone or any of our other product candidates, even if approved for the designated rare pediatric disease prior to September 30, 2026, do not meet the eligibility criteria for a priority review voucher.

Upon regulatory approval of a product candidate for a designated rare pediatric disease, neglected tropical disease, or medical countermeasure, the FDA may award to the sponsor of the treatment a transferable voucher that enables the bearer to priority review of another product candidate.

The FDA has granted rare pediatric disease designation to dordaviprone for treatment of H3 K27M-mutant diffuse glioma. Designation of a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act (FDCA), we will need to request a rare pediatric disease priority review voucher in our original NDA for dordaviprone. The FDA may determine that an NDA for dordaviprone, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•treatment of H3 K27M-mutant diffuse glioma no longer meets the definition of a rare pediatric disease;
•the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;
•the NDA is not deemed eligible for priority review;
•the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•the NDA is approved for a different adult indication than the rare pediatric disease for which dordaviprone is designated.

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs that have received rare pediatric disease designation prior to September 30, 2024 currently expires on September 30, 2026. Absent any legislative extension, if the NDA for dordaviprone is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher. In the event that the Company receives a priority review voucher for dordaviprone, any proceeds related to the voucher would be subject to potential adjustment according to the terms of our merger agreement with Oncoceutics.

Following regulatory approval for any of our product candidates, including dordaviprone, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of our product candidates, including dordaviprone, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of any of our product candidates may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient.

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

Coverage and adequate reimbursement may not be available for dordaviprone, or any of our other current or future product candidates, which could make it difficult for us to sell profitably, if approved.

Market acceptance and sales of dordaviprone, or any other product candidates that we commercialize, if approved, will depend in part on the extent to which coverage and adequate reimbursement will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payer-by-payer basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Third-party payers are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Even if favorable coverage and reimbursement status is attained for our products candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing with respect to our product candidates, including dordaviprone. In the past, we have relied on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future we will continue to rely on such manufacturers for drug supply that will be used in clinical trials and for commercialization of any of our product candidates that receive regulatory approval.

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

Manufacturing issues may arise that could increase product and regulatory approval costs or delay or impair commercialization of dordaviprone or our other product candidates.

We plan to validate dordaviprone drug substance and drug product processes prior to approval at our selected vendors. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified as vendors for dordaviprone with the FDA. If supply is interrupted, there could be a significant disruption in the clinical supply. An alternate vendor would need to be qualified which could result in a further delay.

As more batch data is generated during both pre- and post-validation for both the drug substance and drug products, and as additional stability data is collected, issues may arise in our processes and stability programs which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of our products and product candidates. In the future, we may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical program and regulatory approval for our products and product candidates, increases in our operating expenses, or failure to obtain or maintain approval for dordaviprone.

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

If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize dordaviprone or any other product candidates. Disagreements with our CROs over contractual issues, including performance, compliance or compensation could lead to termination of CRO agreements and/or delays in our clinical program and risks to the accuracy and usability of clinical data. As a result, our financial results and the commercial prospects for our product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Commercialization of Our Product Candidates

The commercial success of dordaviprone, and any other product candidates, will depend upon the acceptance of these products by the medical community, including physicians, patients, pharmacists, health care payers or government agencies.

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

Even if we obtain regulatory approval, the granting authority may still impose significant restrictions on the indicated uses, distribution or marketing of our other product candidates, including dordaviprone, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, will likely include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, the distribution of dordaviprone may be tightly controlled through a REMS with ETASU, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient. Some actions may also be required in order for the patient to continue on treatment.

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

Our strategy for dordaviprone, is to establish a specialty sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payers in the United States and elsewhere. We may elect to launch with a contract sales organization and utilize accompanying commercial support services provided by a contract sales organization. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the distribution and sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that are not covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales, including sales of dordaviprone, will be adversely affected.

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

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than any of our drug candidates that we are currently developing or that we may develop including dordaviprone.

We will face competition from other drugs currently approved or that will be approved in the future for the same indications. Therefore, our ability to compete successfully will depend largely on our ability to:

•discover and develop medicines that are superior to other products in the market;
•demonstrate through our clinical trials that our product candidates, including dordaviprone, are differentiated from existing and future therapies;
•attract qualified scientific, product development and commercial personnel;

•obtain and successfully defend and enforce patent and/or other proprietary protection for our medicines and technologies;
•obtain required regulatory approvals;
•successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines;
•deliver a competitive value proposition compared to established competition and/or competitors who will enter the market before or after any of our product candidates, including dordaviprone; and
•negotiate competitive pricing and reimbursement with third-party payers.

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

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party reexamination proceedings before the United States Patent and Trademark Office (U.S. PTO) and its foreign counterparts. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of dordaviprone, or any other product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

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

Competitors or suppliers of grey-market goods, may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. We have recently initiated patent infringement proceedings in a jurisdiction outside the United States against a supplier in contravention of certain patents we own or license covering dordaviprone and ONC206.

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

Patient demand for dordaviprone or ONC206 outside of our clinical trial could impair the conduct or delay the completion of our controlled clinical trials. Currently, there are a limited number of therapeutic options available to glioma patients suffering from this severe and life-threatening disease. In the face of a glioma diagnosis, patients will often turn to alternate means of access to drug outside the scope of our current clinical trials. We are, and from time to time may be, aware of such counterfeit providers that purport to supply dordaviprone, ONC206 or similar versions thereof. We have taken and intend to continue taking meaningful action to eliminate such counterfeit supplies when and if appropriate. For example, we have initiated patent and trademark infringement litigation and unfair trade practice claims in a jurisdiction outside of the United States against identified sources of counterfeit supplies for dordaviprone and ONC206, seeking among other things to enjoin the availability of such counterfeit supplies. These claims, and any similar actions we take, may not be successful or may take longer than anticipated to reduce or eliminate counterfeit supplies. If a significant number of patients continue to choose counterfeit supplies from third parties rather than enroll in our studies, our clinical program could be negatively impacted. In the event that patients choose to access counterfeit supplies while enrolled in our clinical studies, we may not be able to successfully meet the study endpoints and our clinical program could be negatively impacted.

We have amended the protocol of our open expanded access program to focus on patients that are not eligible for the Phase 3 ACTION Study. Therefore, the Phase 3 ACTION Study will serve as the main mechanism for patients with newly diagnosed H3 K27M-mutant diffuse glioma following completion of radiotherapy to receive dordaviprone, apart from such counterfeit providers discussed above. This decision could prompt adverse publicity, could drive potential Phase 3 ACTION Study patients to seek drugs that purport to be dordaviprone or ONC206 from counterfeit providers, or cause other disruptions related to potential participants in such expanded access programs.

Competition for Phase 3 ACTION Study eligible patients from Investigator Initiated Clinical Trials (IITs) could result in losses.

We currently provide investigational product for the Biological Medicine for Diffuse Intrinsic Pontine Glioma (DIPG) Eradication (BIOMEDE 2.0) IIT, sponsored by Gustave Roussy, in Paris, France. The BIOMEDE 2.0 Study is a multicenter, randomized open-label phase-3 controlled trial evaluating the efficacy and safety of dordaviprone and radiation in comparison with everolimus and radiation (primary objective based on internal comparison) and subsequently to historical controls. Currently, the BIOMEDE 2.0 Study is open in France to pre-radiotherapy newly diagnosed H3 K27M and H3 K27me3-loss glioma patients. Some of these patients may be eligible for the Phase 3 ACTION Study following radiotherapy. While we believe that the impact is likely to be small in light of the small geographic footprint and limited eligibility overlap, competing enrollment could have a negative effect on our ability to enroll the Phase 3 ACTION Study. Patients may prefer to enroll in the BIOMEDE 2 IIT instead of the Phase 3 ACTION Study because that study does not contain a placebo control arm, cross-over is allowed at progression, and treatment can be initiated with radiation. Patient preference for the BIOMEDE 2 IIT could impair the conduct or delay the initiation or completion of the Phase 3 ACTION Study. If completion of the Phase 3 ACTION Study is delayed, our development costs may increase, our approval process could be delayed, any periods during which we may have the exclusive right to commercialize dordaviprone may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business. We previously worked with another IIT sponsor to amend the protocol to remove potentially Phase 3 ACTION Study eligible patients. This decision could prompt adverse publicity or other disruptions related to potential participants in the IITs. While the Company has negotiated a right to obtain access to the data from the BIOMEDE 2.0 Study at a specified price should the Company desire to do so in support of a commercial authorization, there is no assurance that the Company will be able to enter into a definitive agreement.

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

While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. As of March 31, 2024, 82.7% of outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

The use of our product candidates, including dordaviprone, in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•impairment of our business reputation and significant negative media attention;
•withdrawal of participants from our clinical studies;
•significant costs to defend the related litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•inability to commercialize our product candidates, including dordaviprone; and
•decreased demand for our product candidates, if approved for commercial sale.

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
•failure to successfully develop and commercialize our product candidates, including dordaviprone;

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

Based upon shares of common stock outstanding as of March 31, 2024, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 29.2% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We are continuing to review additional potential transactions to add to our pipeline of product candidates, and these transactions could involve the issuance of additional shares of common stock or other equity securities. For example, on January 7, 2021, we acquired Oncoceutics, a privately-held, clinical-stage biotechnology company developing imipridones, including dordaviprone. As part of the consideration for the acquisition, we paid an upfront cash payment of approximately $25.0 million and issued an aggregate of 8,723,769 shares of our common stock.

Pursuant to the 2013 Plan (or a successor plan), our management is authorized to grant stock awards to our employees, directors and consultants. The Compensation Committee of our Board of Directors has approved the adoption of a new equity incentive plan, the 2024 Equity Incentive Plan (the “2024 Plan”), to supersede and replace the 2013 Plan, which is subject to stockholder approval in June 2024. In addition, our board of directors may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the terms of our ESPP, or through inducement awards in accordance with Nasdaq listing rules. To the extent we seek, and our stockholders approve, future increases to the number of shares underlying our 2013 Plan (or a successor plan) and ESPP, or we grant inducement awards, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by Artificial Intelligence, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

Our officers (as defined in Rule 16a-1(f) under the Exchange Act) other than Thomas J. Riga, Chief Operating and Commercial Officer, have entered into sell-to-cover arrangements adopted pursuant to Rule 10b5-1 authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of time-vesting restricted stock units and the related issuance of shares. The amount of shares to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of Company shares. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable time-vesting restricted stock units and the officer’s termination of service.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Form of Common Stock Certificate of the Registrant.

10.1(4)	Open Market Sales AgreementSM, dated February 29,2024, by and between the Registrant and Jefferies LLC.

10.2*	Directorship Offer Letter to Marc D. Kozin, dated March 20, 2024.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*+
Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+
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

* Filed herewith.
+ The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Chimerix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

(4)Incorporated by reference to the corresponding exhibit in Chimerix, Inc.’s Annual Report on Form 10-K (001-35867), filed with the SEC on February 29, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERIX, INC.

May 1, 2024	By:	/s/ Michael T. Andriole
Michael T. Andriole
President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2024	By:	/s/ Michelle LaSpaluto
Michelle LaSpaluto
Chief Financial Officer
(Principal Financial Officer)