Form 10-Q
period 2024-06-30
CHIMERIX INC
filed 2024-08-13
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 89,638,635.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$15,658	$27,661
Short-term investments, available-for-sale	132,511	155,174
Accounts receivable	129	4
Prepaid expenses and other current assets	5,157	6,271
Total current assets	153,455	189,110
Long-term investments	23,315	21,657
Property and equipment, net of accumulated depreciation	276	224
Operating lease right-of-use assets	1,223	1,482
Other long-term assets	242	301
Total assets	$178,511	$212,774

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,163	$2,851
Accrued liabilities	17,939	15,592
Total current liabilities	22,102	18,443
Line of credit commitment fee	—	125
Lease-related obligations	827	1,177
Total liabilities	22,929	19,745

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 89,632,385 and 88,929,300 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	90	89
Additional paid-in capital	993,778	988,457
Accumulated other comprehensive (loss) gain, net	(208)	7
Accumulated deficit	(838,078)	(795,524)
Total stockholders’ equity	155,582	193,029
Total liabilities and stockholders’ equity	$178,511	$212,774

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Contract and grant revenue	$129	$26	$129	$260
Licensing revenue	—	—	—	49
Total revenues	129	26	129	309
Operating expenses:
Research and development	18,428	16,926	37,272	35,748
General and administrative	4,533	4,448	10,079	10,127
Total operating expenses	22,961	21,374	47,351	45,875
Loss from operations	(22,832)	(21,348)	(47,222)	(45,566)
Other income:
Interest income and other, net	2,147	2,772	4,668	5,618
Net loss	(20,685)	(18,576)	(42,554)	(39,948)
Other comprehensive loss:
Unrealized loss on debt investments, net	(30)	(582)	(215)	(476)
Comprehensive loss	$(20,715)	$(19,158)	$(42,769)	$(40,424)
Per share information:
Net loss, basic and diluted	$(0.23)	$(0.21)	$(0.48)	$(0.45)

Weighted-average shares outstanding, basic and diluted	89,630,959	88,583,567	89,445,033	88,439,894

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	88,929,300	$89	$988,457	$7	$(795,524)	$193,029
Share-based compensation	—	—	2,749	—	—	2,749
Employee stock purchase plan purchases	419,546	1	377	—	—	378
RSU stock issuance	281,056	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	(21,869)	(21,869)
Total comprehensive loss						(22,054)
Balance, March 31, 2024	89,629,902	$90	$991,583	$(178)	$(817,393)	$174,102
Share-based compensation	—	—	2,193	—	—	2,193
Exercise of stock options	2,483	—	2	—	—	2
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(30)	—	(30)
Net loss	—	—	—		(20,685)	(20,685)
Total comprehensive loss						(20,715)
Balance, June 30, 2024	89,632,385	$90	$993,778	$(208)	$(838,078)	$155,582

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2022	88,054,127	$88	$970,535	$(337)	$(713,429)	$256,857
Share-based compensation	—	—	4,363	—	—	4,363
Employee stock purchase plan purchases	308,000	1	356	—	—	357
RSU stock issuance	221,440	—	—	—	—	—
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	106	—	106
Net loss	—	—	—	—	(21,372)	(21,372)
Total comprehensive loss						(21,266)
Balance, March 31, 2023	88,583,567	$89	$975,254	$(231)	$(734,801)	$240,311
Share-based compensation	—	—	2,959	—	—	2,959
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(582)	—	(582)
Net loss	—	—	—		(18,576)	(18,576)
Total comprehensive loss						(19,158)
Balance, June 30, 2023	88,583,567	$89	$978,213	$(813)	$(753,377)	$224,112

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(42,554)	$(39,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	46	45
Amortization of debt issuance costs	146	132
Amortization of discount/premium on investments	(2,340)	(4,002)
Share-based compensation	4,942	7,324
Lease-related amortization	(54)	(43)
Changes in operating assets and liabilities:
Accounts receivable	(125)	1,014
Prepaid expenses and other assets	1,115	4,019
Accounts payable and accrued liabilities	3,623	(5,108)
Net cash used in operating activities	(35,201)	(36,567)

Cash flows from investing activities:
Purchases of property and equipment	(98)	(74)
Purchases of short-term investments	(21,680)	(30,347)
Purchases of long-term investments	(43,680)	(15,208)
Proceeds from maturities of short-term investments	88,490	76,285
Net cash provided by investing activities	23,032	30,656

Cash flows from financing activities:
Proceeds from exercise of stock options	2	—
Proceeds from employee stock purchase plan	378	356
Payments of debt issuance costs	(214)	(188)
Net cash provided by financing activities	166	168
Net decrease in cash and cash equivalents	(12,003)	(5,743)
Cash and cash equivalents:
Beginning of period	27,661	25,842
End of period	$15,658	$20,099

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	June 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,141	$11,141	$—	$—
Total cash equivalents	11,141	11,141	—	—
Short-term investments
U.S. treasury securities	84,588	41,458	43,130	—
Commercial paper	34,630	—	34,630	—
Corporate bonds	13,293	—	13,293	—
Total short-term investments	132,511	41,458	91,053	—
Long-term investments
U.S. treasury securities	23,315	—	23,315	—
Total long-term investments	23,315	—	23,315	—
Total	$166,967	$52,599	$114,368	$—

	Fair Value Measurements
	December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$24,102	$24,102	$—	$—
Total cash equivalents	24,102	24,102	—	—
Short-term investments
U.S. treasury securities	99,779	40,336	59,443	—
Commercial paper	44,319	—	44,319	—
Corporate bonds	11,076	—	11,076	—
Total short-term investments	155,174	40,336	114,838	—
Long-term investments
U.S. treasury securities	21,657	3,975	17,682	—
Total long-term investments	21,657	3,975	17,682	—
Total	$200,933	$68,413	$132,520	$—

Deferred Loan Costs

On January 31, 2022 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), by and between the Company, as borrower, and Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. The Company has no obligation to draw down any amount under the Credit Facility, and has not drawn down any amount as of June 30, 2024.

On November 21, 2023, the Company entered into the First Amendment to the Loan Agreement, which among other things, extended the term to September 30, 2026 and increased the unused line fee to 0.35% per annum on the unused portion of the Credit Facility, payable quarterly in arrears.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) 1.50% above the Prime Rate (as defined below) and (ii) 4.75%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “Prime Rate”. If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Loan Agreement. The Company must also pay an unused line fee equal to 0.35% per annum on the unused portion of the Credit Facility, payable quarterly in arrears. Upon the termination of the Loan Agreement for any reason prior to the Maturity Date, the Company will be required to pay to the Lender an early termination fee of $0.5 million. The Loan Agreement also requires the Company to pay the Lender a non-refundable commitment fee of $0.5 million, payable in four equal installments beginning on the Effective Date and each anniversary of the Effective Date thereafter until January 31, 2025. As of June 30, 2024, the Company has recorded current deferred loan costs of $0.1 million in prepaid expenses and other current assets and non-current deferred loan costs of $0.1 million in other long-term assets on the Consolidated Balance Sheets. As of June 30, 2024, the Company has recorded a current loan fee liability of $0.2 million in accrued liabilities.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued research and development expenses	$11,798	$7,623
Accrued compensation	3,797	5,123
Other accrued liabilities	2,344	2,846
Total accrued liabilities	$17,939	$15,592

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

The BARDA Agreement was novated to Emergent in December 2022. The Company recognized no contract revenue for support provided to Emergent for the three and six months ended June 30, 2024. The Company recognized $26,000 and $0.2 million of contract revenue for support provided to Emergent for the three and six months ended June 30, 2023, respectively.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At June 30, 2024, the Company has a deferred revenue balance of $0.1 million related to these grants. For the three and six months ended June 30, 2024, the Company recognized $0.1 million grant revenue. For the three months ended June 30, 2023, the Company recognized no grant revenue and for the six months ended June 30, 2023, the Company recognized $30,000 grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for dordaviprone in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the three and six months ended June 30, 2024, the Company recognized no license revenue related to this agreement. For the three months ended June 30, 2023, the Company recognized no license revenue related to this agreement and for the six months ended June 30, 2023, the Company recognized approximately $0.1 million of license revenue related to this agreement.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through June 30, 2024, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and six months ended June 30, 2024 and 2023.

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

Nasdaq Listing Rule Compliance

On June 27, 2024, the Company received a notice from The Nasdaq Global Market (Nasdaq) that the Company is not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Global Market.

The Company has 180 calendar days, or until December 24, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the minimum bid price requirement by December 24, 2024, the Company may be eligible for an additional 180-calendar day compliance period if it elects to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. The Company’s failure to regain compliance during this period could result in delisting of its common stock.

The Company intends to actively monitor the bid price of its common stock and will consider available options to regain compliance with the listing requirements. There can be no assurance that the Company will be able to regain compliance with Nasdaq’s Listing Rule 5450(a)(1) or will otherwise be in compliance with other Nasdaq listing criteria.

Note 2. Investments

The following tables summarize the Company’s debt investments (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$13,303	$—	$(10)	$13,293
Commercial paper	34,642	4	(16)	34,630
U.S. treasury securities	108,089	13	(199)	107,903
Total investments	$156,034	$17	$(225)	$155,826

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$11,079	$4	$(7)	$11,076
Commercial paper	44,271	52	(4)	44,319
U.S. treasury securities	121,474	126	(164)	121,436
Total investments	$176,824	$182	$(175)	$176,831

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	June 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$13,293	$(10)	$—	$—	$13,293	$(10)
Commercial paper	14,371	(16)	—	—	14,371	(16)
U.S. treasury securities	66,743	(123)	24,268	(76)	91,011	(199)
Total	$94,407	$(149)	$24,268	$(76)	$118,675	$(225)
Number of securities with unrealized losses		45		8		53

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$6,365	$(7)	$—	$—	$6,365	$(7)
Commercial paper	5,464	(4)	—	—	5,464	(4)
U.S. treasury securities	$64,531	$(120)	$14,937	$(44)	$79,468	$(164)
Total	$76,360	$(131)	$14,937	$(44)	$91,297	$(175)
Number of securities with unrealized losses		24		4		28

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Unrealized gains and losses on debt investments are recorded to unrealized gain (loss) on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current investments. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term investments. At June 30, 2024, the Company believes that the cost of its investments is recoverable in all material respects. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company’s debt investments at June 30, 2024 (in thousands):

Maturing in one year or less	$132,511
Maturing after one year through two years	23,315
Total debt investments	$155,826

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of June 30, 2024 was 2.08 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.2 million for the three months ended June 30, 2024 and 2023 and $0.4 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of June 30, 2024, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of June 30, 2024 (in thousands):

Assets
Operating lease right-of-use assets	$1,223

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$680
Operating lease long-term liabilities (recorded within Lease-related obligations)	827
Total operating lease liabilities	$1,507

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of June 30, 2024
2024	$382
2025	781
2026	467
Total future minimum rental payments	$1,630
Less amount of lease payments representing interest	123
Total present value of lease payments	$1,507

As of December 31, 2023, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2023
2024	$759
2025	781
2026	467
Total future minimum rental payments	$2,007
Less amount of lease payments representing interest	188
Total present value of lease payments	$1,819

For the three months ended June 30, 2024 and 2023, the Company made lease payments of approximately $0.2 million and for the six months ended June 30, 2024 and 2023, the Company made lease payments of approximately $0.4 million.

Note 4. Equity Transactions and Share-based Compensation

At-The-Market Equity Offering; Shelf Registration Statement

On February 29, 2024, we entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. On the same day, we filed a shelf registration statement on Form S-3 with the SEC, which contains a base prospectus, covering up to a total aggregate offering price of $250 million of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, covering the offering, issuance and sale of up to a maximum aggregate offering price of $75 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. The $75 million of shares that may be issued and sold from time to time under the Jefferies Sales Agreement is included in the $250 million of securities that may be offered, issued and sold by us pursuant to our shelf registration statement. As of June 30, 2024, no sales have been made under the shelf registration statement or the Jefferies Sales Agreement.

Stock Options

The Company maintains a 2024 Equity Incentive Plan (the 2024 Plan) and previously maintained a 2013 Equity Incentive Plan (the 2013 Plan). The 2024 Plan serves as the successor to and continuation of the 2013 Plan and provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Following shareholder approval in June 2024 of the 2024 Plan, any shares then available for future grants under the 2013 Plan were allocated to the 2024 Plan. No further grants will be made under the 2013 Plan. As of June 30, 2024, there was a total of 10.2 million shares reserved for future issuance under the 2024 Plan. The Company issued 2,000 shares of common stock pursuant to the exercise of stock options during the three and six months ended June 30, 2024. The Company issued no shares of common stock pursuant to the exercise of stock options during the three and six months ended June 30, 2023.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 4.8 million shares of common stock to be purchased under the ESPP, of which 1.8 million shares remained available for purchase as of June 30, 2024. The number of shares of common stock reserved for issuance automatically increased on January 1, 2023, by an additional 422,535 shares, pursuant to an “evergreen” provision contained in the ESPP commencing on January 1, 2014 and ending on (and including) January 1, 2023.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four-month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four-month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 420,000 shares of common stock pursuant to the ESPP during the six months ended June 30, 2024. The Company issued approximately 308,000 shares of common stock pursuant to the ESPP during the six months ended June 30, 2023, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units (RSUs)

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued no shares and approximately 281,000 shares of common stock pursuant to the vesting of RSUs during the three and six months ended June 30, 2024, respectively. The Company issued no shares and approximately 221,000 shares of common stock pursuant to the vesting of RSUs during the three and six months ended June 30, 2023, respectively.

Share-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$1,416	$1,566	$3,286	$3,880
General and administrative expense	777	1,393	1,656	3,444
Total share-based compensation expense	$2,193	$2,959	$4,942	$7,324

In December 2022, the Company announced a reduction in workforce. As a result, certain vested stock options were modified to extend their exercise period from 90 days to 12 months. In addition, certain outstanding stock option and RSU grants received accelerated vesting as if the service period of the terminated employee continued for up to an additional 12-month period. The Company recorded expense ratably from the announcement date through the date of termination with approximately $0.4 million being recognized during the twelve months ended December 31, 2022 and an additional $0.6 million being recognized during the six months ended June 30, 2023.

In January 2023, the Company extended the post-termination exercise period from 90 days to three years for stock option grants made to non-employee members of our Board of Directors. This extension applies to all future grants as well as all then-outstanding grants. Related to this extension, the Company recorded approximately $0.3 million of expense during the six months ended June 30, 2023.

In November 2023 and April 2024, the Company granted stock options covering up to a total of 950,000 and 223,000 shares, respectively, of our common stock in connection with the hiring of new employees. These stock options are subject to the terms of the Company's 2013 Plan, but were granted outside of the 2013 Plan, as they constituted inducement grants in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4). In July 2024, the Company granted stock options covering up to a total of 120,000 shares of our common stock in connection with the hiring of new employees. These stock options are subject to the terms of the 2024 Plan, but were granted outside of the 2024 Plan, as they constituted inducement grants in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4). The totality of these grants were non-statutory stock options, have a 10-year term and will vest over four years, with one-fourth vesting on the one-year anniversary of the date of hire and remaining three-fourths vesting over the following three years in equal monthly installments.

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2024 as the Company incurred losses for the six month period ended June 30, 2024 and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2024. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At June 30, 2024, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

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

The period under which the Company was contracted to provide the majority of operational support services to Emergent in furtherance of its obligations under the Asset Purchase Agreement and the BARDA Agreement concluded on March 26, 2023, except for certain services which the parties agreed would continue until the occurrence of a specific event, or in some cases a predetermined end date. The BARDA Agreement was novated to Emergent in December 2022. The Company recognized no contract revenue for support provided for the three and six months ended June 30, 2024. The Company recognized $26,000 and $0.2 million of contract revenue for support provided to Emergent for the three and six months ended June 30, 2023, respectively.

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

Note 7. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2024, and events which occurred subsequently but were not recognized in the financial statements.

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

Recent Developments

Dordaviprone

Phase 3 ACTION Study Continues - Interim Data Expected in 2025

The Phase 3 ACTION trial is currently enrolling H3 K27M-mutant glioma patients at over 140 sites in 13 countries in North America, Europe, the UK, Israel, Australia and Asia. Management expects interim overall survival (OS) data from the trial to be available in the third quarter of 2025. The ACTION trial enrolls patients shortly after they have completed front-line radiation therapy that is the standard of care for glioma. The study is designed to enroll 450 patients randomized 1:1:1 to receive dordaviprone at one of two dosing frequencies or placebo. Participants will be randomized to receive either: (i) 625mg of dordaviprone once per week, (ii) 625mg twice per week on two consecutive days or (iii) placebo. The study is open to pediatric and adult patients >10kg body weight and the dose will be scaled by body weight for patients weighing less than 52.5kg. Primary endpoints include OS and PFS. OS will be assessed for efficacy at three alpha-allocated timepoints consisting of two interim assessments by the Independent Data Monitoring Committee (IDMC) at 164 events and 246 events, respectively, and a final assessment at 327 events. The final PFS analysis will be performed after 286 events, with progression assessed using response assessment in neuro-oncology-high grade glioma (RANO) criteria by blinded independent central review (BICR). Secondary endpoints include corticosteroid response, performance status response, change from baseline in quality of life (QoL) assessments and change from baseline in neurologic function as assessed by the Neurologic Assessment in Neuro-Oncology (NANO) scale.

Our plan is to initiate a submission to regulators for approval upon receipt of positive overall survival data at either of the interim or the final overall survival analyses. In addition, in the event the result of the progression free survival analysis is positive, and/or based on other existing data, we may discuss the potential for submission of dordaviprone with regulatory authorities, which may lead to a potential accelerated approval, a type of temporary marketing authorization that is contingent on future data, such as a positive overall survival analysis.

Interaction with Therapeutic Goods Administration (TGA) in Australia

We are engaged in the process to evaluate eligibility for dordaviprone to be considered for the Provisional Registration in Australia. The Provisional Registration process is a three-step process which begins with a Pre-Submission Meeting evaluating current data, as well as other program features, including the status of pivotal studies. In April 2024, we completed the Pre-Submission Meeting with the TGA and the TGA agreed that dordaviprone met the criteria to advance to the second step, a Provisional Determination Application. In July 2024, we submitted a Provisional Determination Application. Should, the TGA agree, the final step is the application for Provisional Registration which has a review process of 220 working days from the submission date. Should we proceed to the Provisional Registration step, we expect a filing could occur as early as year-end 2024 with possible commercial availability in 2026.

ONC206

ONC206 is a second generation ClpP agonist and DRD2 antagonist that has demonstrated monotherapy anti-cancer activity in non-clinical models. ONC206 is currently being evaluated in two Phase 1 dose escalation trials enrolling patients with advanced central nervous system (CNS) tumors in partnership with the National Institutes of Health (NIH) and with the Pacific Pediatric Neuro-Oncology Consortium (PNOC).

The dose escalation studies of ONC206 have enrolled over 75 pediatric and adult patients with CNS tumors. The adult study is currently enrolling dose level 10 (of 11 planned levels) at 150 mg twice per day for three consecutive days per week. No dose limiting toxicity has been reported in dose escalation to date in either study. Thus far, a similar safety profile has been observed in the pediatric and adult populations, with the majority of treatment-related adverse events (fatigue, lymphocyte count decrease and vomiting) being mild to moderate. No significant change in the overall safety profile has been reported to date as dosing has escalated and intensified in frequency from once per week to twice per day on three consecutive days per week. Completion of enrollment in the remaining two planned dose escalation cohorts is expected to occur in 2024.

Additionally, ONC206 nonclinical studies remain ongoing to identify candidate oncology indications and biomarkers to inform future development plans.

Early Pipeline Development – ONC212 and CMX521

ONC212

ONC212, which targets GPR132 and ClpP, has completed IND-enabling toxicology studies. ONC212 is being explored pre-clinically in collaborations with MD Anderson Cancer Center and Brown University. Furthermore, preclinical studies are ongoing to evaluate potential oncology indications and predictive biomarkers for ONC212 that could be suitable for clinical development.

CMX521

CMX521 is a nucleoside analog antiviral drug candidate for the treatment of novel coronaviruses. CMX521 is not mutagenic, clastogenic, or associated with mitochondrial toxicity. In addition, oral CMX521 demonstrated a favorable profile in GLP toxicology studies and was well-tolerated up to 2,400 mg in a healthy volunteer Phase 1 study for a different indication.

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

We are currently working with the Rapidly Emerging Antiviral Drug Development Initiative (READDI) at the University of North Carolina at Chapel Hill (UNC) for the development of CMX521 as a potential treatment for novel coronaviruses. UNC is the co-recipient of a grant for approximately $1.7 million from the state of North Carolina which will defray the majority of the costs on this effort. The grant is being utilized to fund prodrug synthesis and animal studies to optimize delivery of CMX521 to the lungs via a convenient oral formulation. Multiple prodrugs have been synthesized and efforts are underway to determine efficacy against a diverse panel of coronaviruses including circulating and pre-emergent strains. In addition, UNC will conduct coronavirus disease mouse efficacy model studies and evaluate lung delivery of the active antiviral.

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

The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized no contract revenue for expense reimbursement related to support provided to Emergent for the three and six months ended June 30, 2024. The Company recognized approximately $26,000 and $0.2 million of contract revenue for support provided to Emergent for the three and six months ended June 30, 2023.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At June 30, 2024, the Company has a deferred revenue balance of $0.1 million related to these grants. For the three and six months ended June 30, 2024, the Company recognized $0.1 million grant revenue. For the three months ended June 30, 2023, the Company recognized no grant revenue and for the six months ended June 30, 2023, the Company recognized $30,000 grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for dordaviprone in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the three and six months ended June 30, 2024, the Company recognized no license revenue related to this agreement. For the three months ended June 30, 2023, the Company recognized no license revenue related to this agreement and for the six months ended June 30, 2023, the Company recognized approximately $0.1 million of license revenue related to this agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct research and development expenses	$10,787	$10,643	$21,479	$21,901
Research and development personnel costs - excluding stock-based compensation	4,626	3,935	9,299	8,453
Research and development personnel costs - stock-based compensation	1,416	1,566	3,286	3,880
Indirect research and development expenses	1,599	782	3,208	1,514
Total research and development expenses	$18,428	$16,926	$37,272	$35,748

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

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $2.2 million and $3.0 million was recognized in the three months ended June 30, 2024 and 2023, respectively, and $4.9 million and $7.3 million was recognized in the six months ended June 30, 2024 and 2023, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. There have been no material changes during the six months ended June 30, 2024 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023, together with the changes in those items (in thousands, except percentages):

	Three Months Ended June 30,		Dollar Change	% Change
	2024	2023	Increase/(Decrease)
Revenues:
Contract and grant revenue	$129	$26	$103	396.2%
Total revenues	129	26	103	396.2%
Operating expenses:
Research and development	18,428	16,926	1,502	8.9%
General and administrative	4,533	4,448	85	1.9%
Total operating expenses	22,961	21,374	1,587	7.4%
Loss from operations	(22,832)	(21,348)	(1,484)	7.0%
Other income:
Interest income and other, net	2,147	2,772	(625)	(22.5)%
Net loss	$(20,685)	$(18,576)	$(2,109)	11.4%

Contract and Grant Revenue

For the three months ended June 30, 2024, total revenue increased to $0.1 million compared to $26,000 for the three months ended June 30, 2023. The increase of $0.1 million is primarily related to an increase in revenue related to a grant from the state of North Carolina to develop CMX521 with Rapidly Emerging Antiviral Drug Development Initiative (READDI).

Research and Development Expenses

For the three months ended June 30, 2024, our research and development expenses increased to $18.4 million compared to $16.9 million for the three months ended June 30, 2023. The increase of $1.5 million primarily related to the following:

•an increase of $0.6 million for the development of ONC206;
•an increase of $0.5 million in compensation expenses; and
•an increase of $0.3 million primarily related to legal and other operating expenses.

General and Administrative Expenses

For the three months ended June 30, 2024, our general and administrative expenses increased to $4.5 million compared to $4.4 million for the three months ended June 30, 2023. The increase of $0.1 million primarily related to the following:

•an increase of $0.5 million in legal and other operational expenses; offset by
•a decrease of $0.4 million in compensation expenses.

Interest Income and Other, Net

For the three months ended June 30, 2024, our interest income and other, net decreased to $2.1 million compared to income of $2.8 million for the three months ended June 30, 2023. This decrease is primarily attributable to a decrease in interest earned due to smaller cash balances.

Comparison of the Six Months Ended June 30, 2024 and 2023.

The following table summarizes our results of operations for the six months ended months ended June 30, 2024 and 2023, together with the changes in those items (in thousands except percentages):

	Six Months Ended June 30,		Dollar Change	% Change
	2024	2023	Increase/(Decrease)
Revenues:
Contract and grant revenue	$129	$260	$(131)	(50.4)%
Licensing revenue	—	49	(49)	(100.0)%
Total revenues	129	309	(180)	(58.3)%
Operating expenses:
Research and development	37,272	35,748	1,524	4.3%
General and administrative	10,079	10,127	(48)	(0.5)%
Total operating expenses	47,351	45,875	1,476	3.2%
Loss from operations	(47,222)	(45,566)	(1,656)	3.6%
Other income:
Interest income and other, net	4,668	5,618	(950)	(16.9)%
Net loss	$(42,554)	$(39,948)	$(2,606)	6.5%

Contract, Grant and Licensing Revenue

For the six months ended June 30, 2024, total revenue decreased to $0.1 million compared to $0.3 million for the six months ended June 30, 2023. The decrease of $0.2 million is primarily related to support provided to Emergent in 2023 related to the Asset Sale in 2022.

Research and Development Expenses

For the six months ended June 30, 2024, our research and development expenses increased to $37.3 million compared to $35.7 million for the six months ended June 30, 2023. The increase of $1.5 million primarily related to the following:

•an increase of $1.2 million for the development and manufacturing of ONC206.

General and Administrative Expenses

For the six months ended June 30, 2024 and 2023, our general and administrative expenses remained consistent at $10.1 million primarily related to the following:

•an increase of $1.7 million in legal and other operational expenses ; offset by
•a decrease of $1.7 million in compensation expenses, of which $1.8 million is related to non-cash stock compensation expense.

Interest Income and Other, Net

For the six months ended June 30, 2024, our interest income and other, net decreased to income of $4.7 million compared to income of $5.6 million for the six months ended June 30, 2023. This decrease is primarily attributable to a decrease in interest earned on smaller cash balances.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, we had capital available to fund operations of approximately $171.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of June 30, 2024, we had an accumulated deficit of $838.1 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On January 31, 2022, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. We have no obligation to draw down any amount under the Credit Facility, and have not drawn down any amount as of June 30, 2024. On November 21, 2023 the Loan Agreement was amended to, among other things, extend the term to September 30, 2026 and increase the unused line fee on the unused portion of the Credit Facility.

On February 29, 2024, we entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. On the same day, we filed a shelf registration statement on Form S-3 with the SEC, which contains a base prospectus, covering up to a total aggregate offering price of $250 million of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, covering the offering, issuance and sale of up to a maximum aggregate offering price of $75 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. The $75 million of shares that may be issued and sold from time to time under the Jefferies Sales Agreement is included in the $250 million of securities that may be offered, issued and sold by us pursuant to our shelf registration statement. As of June 30, 2024, no sales have been made under the shelf registration statement or Jefferies Sales Agreement.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the period (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash sources and uses:
Net cash used in operating activities	$(35,201)	$(36,567)
Net cash provided by investing activities	23,032	30,656
Net cash provided by financing activities	166	168
Net decrease in cash and cash equivalents	$(12,003)	$(5,743)

The table above sets forth the net decrease or increase in cash and cash equivalents alone and not the change in our total capital available to fund operations, which also includes short-term and long-term investments. Cash and cash equivalents includes cash on hand and securities with original maturities of 90 days or less.

Operating Activities

Net cash used in operating activities of $35.2 million for the six months ended June 30, 2024 was primarily the result of our $42.6 million net loss partially offset by the change in operating assets and liabilities and the add-back of non-cash adjustments. The change in operating assets and liabilities includes an increase of $3.6 million in accounts payable and accrued liabilities and a decrease in prepaid expenses and other assets of $1.1 million partially offset by an increase in accounts receivable of $0.1 million. Non-cash expenses included add-backs of $4.9 million for share-based compensation and $0.1 million of amortization of deferred loan costs offset by $2.3 million of amortization of discount/premium on investments. Net cash used in operating activities of $36.6 million for the six months ended June 30, 2023 was primarily the result of our $39.9 million net loss and the change in operating asset and liabilities, offset by the add-back of non-cash adjustments. The change in operating assets and liabilities includes a decrease of $5.1 million in accounts payable and accrued liabilities offset by a decrease in prepaid expenses and other assets of $4.0 million and a decrease in accounts receivable of $1.0 million. Non-cash expenses included add-backs of $7.3 million for share-based compensation and $0.1 million of amortization of deferred loan costs offset by $4.0 million of amortization of discount/premium on investments.

Investing Activities

Net cash provided by investing activities of $23.0 million for the six months ended June 30, 2024 was primarily the result of the maturity of $88.5 million in short-term investments, partially offset by the purchase of $21.7 million in short-term investments and the purchase of $43.7 million in long-term investments. Net cash provided by investing activities of $30.7 million for the six months ended June 30, 2023 was primarily the result of the maturity of $76.3 million in short-term investments, partially offset by the purchase of $30.3 million in short-term investments and the purchase of $15.2 million in long-term investments.

Financing Activities

Net cash provided by financing activities of $0.2 million for the six months ended June 30, 2024 was primarily the result of $0.4 million in proceeds from stock purchases through our ESPP partially offset by the payment of $0.2 million of debt issuance costs. Net cash provided by financing activities of $0.2 million for the six months ended June 30, 2023 was primarily the result of $0.4 million in proceeds from stock purchases through our ESPP partially offset by the payment of $0.2 million of debt issuance costs.

Nasdaq Listing Rule Compliance

On June 27, 2024, we received a notice from The Nasdaq Global Market (Nasdaq), notifying us that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price for our common stock was below $1.00. The notice of noncompliance has no immediate effect on the listing or trading of our common stock on Nasdaq.

In accordance with Nasdaq listing rules, we have been provided an initial period of 180 calendar days, or until December 24, 2024, to regain compliance with the minimum bid price requirement. If, at any time before December 24, 2024, the bid price for our common stock closes at $1.00 or more for a minimum of ten consecutive business days, we will regain compliance with the bid price requirement. In the event we do not regain compliance with the minimum bid price requirement by December 24, 2024, we may be eligible for an additional 180-calendar day compliance period if we elect to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period. Any failure to regain compliance during this period could result in delisting of our common stock.

We will actively monitor the bid price of our common stock and consider available options to regain compliance with the listing requirements. There can be no assurance that we will be able to regain compliance with Nasdaq’s Listing Rule 5450(a)(1) or will otherwise be in compliance with other Nasdaq listing criteria.

MATERIAL CASH REQUIREMENTS

The discussion below summarizes our significant contractual obligations and commitments as of June 30, 2024.

Leases. See Note 3 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information, including the future operating lease minimum payments.

We have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved, and we are obligated to pay royalties based on future product sales. As of June 30, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. In connection with the development and commercialization of dordaviprone, ONC206 and ONC212, in addition to royalties on product sales, we could be required to pay former Oncoceutics securityholders up to an aggregate of $340.0 million in remaining milestone payments, assuming the achievement of all remaining applicable milestone events under the merger agreement.
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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and six months ended June 30, 2024 and 2023.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2024, has concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our ability to receive future contingent consideration from the sale of TEMBEXA depends on, among other things, Emergent’s ability to successfully develop and commercialize TEMBEXA.
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
•Our common stock may be delisted from The Nasdaq Global Market which could negatively impact the price of our common stock, liquidity and our ability to access the capital markets.

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

We are a biopharmaceutical company focused primarily on developing dordaviprone for the treatment of H3 K27M-mutant diffuse glioma as we also evaluate programs to advance from our earlier stage pipeline. We have incurred significant net losses in each year since our inception other than 2022, including a net loss of $42.6 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of approximately $838.1 million.

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

Our lead product candidate, dordaviprone, is currently being evaluated in multiple clinical studies including in the Phase 3 ACTION Study, a registrational study for H3 K27M-mutant diffuse glioma.

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

Our lead product candidate, dordaviprone, is currently being evaluated in the Phase 3 ACTION Study, and multiple investigator-sponsored clinical studies.

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

We cannot commercialize our product candidates, including dordaviprone, until the appropriate regulatory authorities have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for any of our product candidates. Delays may occur because we may not be able to obtain accelerated approval for our product candidates and large confirmatory studies may be needed to support accelerated approval or be conducted to pursue a first full approval. For dordaviprone, a companion diagnostic test may be needed to identify patients with H3 K27M-mutant diffuse glioma. Additional delays in the United States may result if any of our product candidates is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In the EU, an Oral Explanation during marketing authorization application (MAA) review could extend approval timelines and result in a Negative Opinion. A re-examination procedure is available in the EU whereby a Negative Opinion could be over-turned and become a Positive Opinion. New rapporteurs would be selected for the product. Furthermore, we are engaged in the process to evaluate eligibility for dordaviprone to be considered for the Provisional Registration in Australia. The Provisional Registration process is a three-step process, including a Pre-Submission Meeting, a Provisional Determination Application and an Application for Provisional Registration. After we completed the Pre-Submission Meeting with the Therapeutic Goods Administration (TGA) and the TGA agreed that dordaviprone met the relevant criteria in April 2024, we submitted a Provisional Determination Application in July 2024. If accepted, the final step is the application for Provisional Registration which once submitted has a review process of 220 working days. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates.

Failure by us or third-party collaborators to successfully develop, validate and obtain regulatory approval for companion diagnostics for use by oncologists could harm our ability to develop and commercialize dordaviprone.

For dordaviprone, standard of care diagnostic tests are used to identify patients with H3 K27M-mutant diffuse glioma. Currently, such tests are available as a Laboratory Developed Test, or LDT, that has not been cleared or approved by FDA as a companion diagnostic test. FDA may require approval of a companion diagnostic in connection with an approval of a dordaviprone NDA. We intend to rely on third parties for development of companion diagnostics for commercialization of dordaviprone, if required. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Any failure by a third party to obtain FDA clearance or approval for an H3 K27M mutation diagnostic test may impair our ability to meet FDA requirements for dordaviprone and subsequently jeopardize or delay a potential marketing authorization.

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
•the federal civil and criminal false claims laws, including the Federal Civil False Claims Act (False Claims Act) which permit private individuals to bring a civil action on behalf of the federal government to enforce certain of these laws through civil whistleblower or qui tam actions and the Federal Civil Monetary Penalties Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;
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

While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. As of June 30, 2024, all of outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

At this time, subject to limited exceptions, we are required to seek stockholder approval of future increases to the number of shares underlying our 2024 Equity Incentive Plan (or a successor plan) and ESPP. In the event we are unable to obtain stockholder approval of such future increases, our ability to attract, retain and motivate employees through the use of share-based compensation would be substantially curtailed.

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

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On June 27, 2024, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until December 24, 2024, to regain compliance with Nasdaq’s bid price requirement. If, at any time before December 24, 2024, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement.

If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based upon shares of common stock outstanding as of June 30, 2024, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 29.3% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Pursuant to the 2024 Plan, our management is authorized to grant stock awards to our employees, directors and consultants. In addition, our board of directors may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the terms of our ESPP, or through inducement awards in accordance with Nasdaq listing rules. To the extent we seek, and our stockholders approve, future increases to the number of shares underlying our 2024 Plan and 2013 Employee Stock Purchase Plan, or we grant inducement awards, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Trading Arrangements

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Form of Common Stock Certificate of the Registrant.

10.1*	Chimerix, Inc. 2024 Equity Incentive Plan

10.2*
Form of Stock Option Grant Notice and Option Agreement and Form of Restricted Stock Unit Award Agreement and Form of Restricted Stock Unit Award Grant Notice under Chimerix, Inc. 2024 Equity Incentive Plan.

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

CHIMERIX, INC.

August 13, 2024	By:	/s/ Michael T. Andriole
Michael T. Andriole
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2024	By:	/s/ Michelle LaSpaluto
Michelle LaSpaluto
Chief Financial Officer
(Principal Financial Officer)