Form 10-Q
period 2024-09-30
CHIMERIX INC
filed 2024-11-07
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 89,936,053.

CHIMERIX, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$23,645	$27,661
Short-term investments, available-for-sale	112,585	155,174
Accounts receivable	155	4
Prepaid expenses and other current assets	4,517	6,271
Total current assets	140,902	189,110
Long-term investments	16,201	21,657
Property and equipment, net of accumulated depreciation	281	224
Operating lease right-of-use assets	1,089	1,482
Other long-term assets	195	301
Total assets	$158,668	$212,774

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,340	$2,851
Accrued liabilities	16,904	15,592
Total current liabilities	22,244	18,443
Line of credit commitment fee	—	125
Lease-related obligations	644	1,177
Total liabilities	22,888	19,745

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 89,936,053 and 88,929,300 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	90	89
Additional paid-in capital	996,389	988,457
Accumulated other comprehensive gain, net	258	7
Accumulated deficit	(860,957)	(795,524)
Total stockholders’ equity	135,780	193,029
Total liabilities and stockholders’ equity	$158,668	$212,774

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Contract and grant revenue	$26	$11	$155	$271
Licensing revenue	—	—	—	49
Total revenues	26	11	155	320
Operating expenses:
Research and development	19,646	17,396	56,918	53,144
General and administrative	5,173	9,304	15,252	19,431
Total operating expenses	24,819	26,700	72,170	72,575
Loss from operations	(24,793)	(26,689)	(72,015)	(72,255)
Other income:
Interest income and other, net	1,914	2,703	6,582	8,321
Net loss	(22,879)	(23,986)	(65,433)	(63,934)
Other comprehensive loss:
Unrealized gain (loss) on debt investments, net	466	188	251	(288)
Comprehensive loss	$(22,413)	$(23,798)	$(65,182)	$(64,222)
Per share information:
Net loss, basic and diluted	$(0.26)	$(0.27)	$(0.73)	$(0.72)

Weighted-average shares outstanding, basic and diluted	89,701,117	88,620,666	89,531,017	88,500,813

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	88,929,300	$89	$988,457	$7	$(795,524)	$193,029
Share-based compensation	—	—	2,749	—	—	2,749
Employee stock purchase plan purchases	419,546	1	377	—	—	378
RSU stock issuance	281,056	—	—	—	—	—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(185)	—	(185)
Net loss	—	—	—	—	(21,869)	(21,869)
Total comprehensive loss						(22,054)
Balance, March 31, 2024	89,629,902	$90	$991,583	$(178)	$(817,393)	$174,102
Share-based compensation	—	—	2,193	—	—	2,193
Exercise of stock options	2,483	—	2	—	—	2
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(30)	—	(30)
Net loss	—	—	—		(20,685)	(20,685)
Total comprehensive loss						(20,715)
Balance, June 30, 2024	89,632,385	$90	$993,778	$(208)	$(838,078)	$155,582
Share-based compensation	—	—	2,389	—	—	2,389
Employee stock purchase plan purchases	297,418	—	222	—	—	222
RSU stock issuance	6,250	—	—	—	—	—
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	466	—	466
Net loss	—	—	—	—	(22,879)	(22,879)
Total comprehensive loss						(22,413)
Balance, September 30, 2024	89,936,053	$90	$996,389	$258	$(860,957)	$135,780

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2022	88,054,127	$88	$970,535	$(337)	$(713,429)	$256,857
Share-based compensation	—	—	4,363	—	—	4,363
Employee stock purchase plan purchases	308,000	1	356	—	—	357
RSU stock issuance	221,440	—	—	—	—	—
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	106	—	106
Net loss	—	—	—	—	(21,372)	(21,372)
Total comprehensive loss						(21,266)
Balance, March 31, 2023	88,583,567	$89	$975,254	$(231)	$(734,801)	$240,311
Share-based compensation	—	—	2,959	—	—	2,959
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(582)	—	(582)
Net loss	—	—	—		(18,576)	(18,576)
Total comprehensive loss						(19,158)
Balance, June 30, 2023	88,583,567	$89	$978,213	$(813)	$(753,377)	$224,112
Share-based compensation	—	—	7,880	—	—	7,880
Employee stock purchase plan purchases	121,233	—	109	—	—	109
RSU stock issuance	186,500	—	—	—	—	—
Comprehensive loss:
Unrealized gain on investments, net	—	—	—	188	—	188
Net loss	—	—	—	—	(23,986)	(23,986)
Total comprehensive loss						$(23,798)
Balance, September 30, 2023	88,891,300	$89	$986,202	$(625)	$(777,363)	$208,303

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(65,433)	$(63,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	67	68
Amortization of debt issuance costs	220	201
Amortization of discount/premium on investments	(3,172)	(5,655)
Share-based compensation	7,331	15,204
Gain on redemption of investments	(5)	—
Gain on sale of property and equipment	—	(5)
Lease-related amortization	(83)	(66)
Changes in operating assets and liabilities:
Accounts receivable	(151)	1,029
Prepaid expenses and other assets	1,773	3,616
Accounts payable and accrued liabilities	3,744	(4,958)
Net cash used in operating activities	(55,709)	(54,500)

Cash flows from investing activities:
Purchases of property and equipment	(124)	(89)
Proceeds from sale of property and equipment	—	5
Purchases of short-term investments	(45,569)	(72,224)
Purchases of long-term investments	(49,580)	(24,592)
Proceeds from redemptions/maturities of short-term investments	143,597	139,430
Proceeds from redemptions of long-term investments	3,025	—
Net cash provided by investing activities	51,349	42,530

Cash flows from financing activities:
Proceeds from exercise of stock options	2	—
Proceeds from employee stock purchase plan	600	465
Payments of debt issuance costs	(258)	(219)
Net cash provided by financing activities	344	246
Net decrease in cash and cash equivalents	(4,016)	(11,724)
Cash and cash equivalents:
Beginning of period	27,661	25,842
End of period	$23,645	$14,118

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. The Business and Summary of Significant Accounting Policies

Description of Business

Chimerix is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. The Company is focused on developing imipridones as a potential new class of selective cancer therapies. The most advanced imipridone is dordaviprone (ONC201), which is in clinical-stage development for H3 K27M-mutant diffuse glioma as its lead indication. In addition, a second-generation imipridone (ONC206) is currently in dose escalating clinical trials for adult and pediatric patients with primary central nervous system tumors.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year, for any other interim period or for any future year.

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

Below are tables that present information about certain assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	September 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$19,558	$19,558	$—	$—
Total cash equivalents	19,558	19,558	—	—
Short-term investments
U.S. treasury securities	73,283	32,562	40,721	—
Commercial paper	10,213	—	10,213	—
Corporate bonds	29,089	—	29,089	—
Total short-term investments	112,585	32,562	80,023	—
Long-term investments
U.S. treasury securities	16,201	—	16,201	—
Total long-term investments	16,201	—	16,201	—
Total	$148,344	$52,120	$96,224	$—

	Fair Value Measurements
	December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$24,102	$24,102	$—	$—
Total cash equivalents	24,102	24,102	—	—
Short-term investments
U.S. treasury securities	99,779	40,336	59,443	—
Commercial paper	44,319	—	44,319	—
Corporate bonds	11,076	—	11,076	—
Total short-term investments	155,174	40,336	114,838	—
Long-term investments
U.S. treasury securities	21,657	3,975	17,682	—
Total long-term investments	21,657	3,975	17,682	—
Total	$200,933	$68,413	$132,520	$—

Deferred Loan Costs

On January 31, 2022 (the Effective Date), the Company entered into a Loan and Security Agreement (the Loan Agreement), by and between the Company, as borrower, and Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. The Company has no obligation to draw down any amount under the Credit Facility, and has not drawn down any amount as of September 30, 2024.

On November 21, 2023, the Company entered into an Amendment to the Loan Agreement, which among other things, extended the term to September 30, 2026 and increased the unused line fee to 0.35% per annum on the unused portion of the Credit Facility, payable quarterly in arrears.

Borrowings under the Credit Facility accrue interest at a floating per annum rate of the greater of (i) 1.50% above the Prime Rate (as defined below) and (ii) 4.75%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “Prime Rate”. If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the Loan Agreement. The Company must also pay an unused line fee equal to 0.35% per annum on the unused portion of the Credit Facility, payable quarterly in arrears. Upon the termination of the Loan Agreement for any reason prior to the Maturity Date, the Company will be required to pay to the Lender an early termination fee of $0.5 million. The Loan Agreement also requires the Company to pay the Lender a non-refundable commitment fee of $0.5 million, payable in four equal installments beginning on the Effective Date and each anniversary of the Effective Date thereafter until January 31, 2025. As of September 30, 2024, the Company has recorded current deferred loan costs of $0.1 million in prepaid expenses and other current assets and non-current deferred loan costs of $0.1 million in other long-term assets on the Consolidated Balance Sheets. As of September 30, 2024, the Company has recorded a current loan fee liability of $0.2 million in accrued liabilities.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued research and development expenses	$9,889	$7,623
Accrued compensation	4,774	5,123
Other accrued liabilities	2,241	2,846
Total accrued liabilities	$16,904	$15,592

Revenue Recognition

Policy

The Company’s revenues generally consist of (i) contract and grant revenue—revenue generated under federal and private foundation grants and contracts and (ii) licensing revenue—revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements. Revenue is recognized in accordance with the criteria outlined in Accounting Standards Codification (ASC) 606 issued by the Financial Accounting Standards Board (FASB). Following this accounting pronouncement, a five-step approach is applied for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

Emergent BioSolutions, Inc.

On September 26, 2022, the Company completed the sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets. The Company recognized $2,000 of contract revenue for support provided to Emergent for the three and nine months ended September 30, 2024. The Company recognized $11,000 and $0.2 million of contract revenue for support provided to Emergent for the three and nine months ended September 30, 2023, respectively.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At September 30, 2024, the Company has a deferred revenue balance of $0.1 million related to these grants. For the three and nine months ended September 30, 2024, the Company recognized $24,000 and $0.2 million of grant revenue, respectively. For the three months ended September 30, 2023, the Company recognized no grant revenue and for the nine months ended September 30, 2023, the Company recognized $30,000 of grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. (Ohara) for dordaviprone in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the three and nine months ended September 30, 2024, the Company recognized no license revenue related to this agreement. For the three months ended September 30, 2023, the Company recognized no license revenue related to this agreement and for the nine months ended September 30, 2023, the Company recognized approximately $0.1 million of license revenue related to this agreement.

Research and Development Expenses

Research and development expenses are recorded when incurred and consist primarily of personnel costs including salaries, benefits and stock-based compensation expense, infrastructure, materials and supplies and other support costs, research and clinical studies performed by contract research organizations (“CROs”) and our collaboration partners and other outside services. From time to time, we enter into development and collaboration agreements in which we share expenses with a collaborative partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of Research and development expenses.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2024, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights. Diluted net loss per share of common stock is computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, and employee stock purchase plan purchase rights outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the three and nine months ended September 30, 2024 and 2023.

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

Impact of Recently Issued Accounting Standards

In November 2023, the FASB issued amended guidance for improvements to reportable segment disclosures, which requires that a public entity disclose significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2024. We are currently evaluating the potential impact of adopting this standard on our disclosures.

Note 2. Investments

The following tables summarize the Company’s debt investments (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$29,017	$80	$(8)	$29,089
Commercial paper	10,185	28	—	10,213
U.S. treasury securities	89,326	171	(13)	89,484
Total investments	$128,528	$279	$(21)	$128,786

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$11,079	$4	$(7)	$11,076
Commercial paper	44,271	52	(4)	44,319
U.S. treasury securities	121,474	126	(164)	121,436
Total investments	$176,824	$182	$(175)	$176,831

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	September 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$7,391	$(8)	$—	$—	$7,391	$(8)
U.S. treasury securities	12,697	(8)	12,440	(5)	25,137	(13)
Total	$20,088	$(16)	$12,440	$(5)	$32,528	$(21)
Number of securities with unrealized losses		8		3		11

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$6,365	$(7)	$—	$—	$6,365	$(7)
Commercial paper	5,464	(4)	—	—	5,464	(4)
U.S. treasury securities	$64,531	$(120)	$14,937	$(44)	$79,468	$(164)
Total	$76,360	$(131)	$14,937	$(44)	$91,297	$(175)
Number of securities with unrealized losses		24		4		28

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Unrealized gains and losses on debt investments are recorded to unrealized gain (loss) on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current investments. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term investments. At September 30, 2024, the Company believes that the cost of its investments is recoverable in all material respects. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company’s debt investments at September 30, 2024 (in thousands):

Maturing in one year or less	$112,585
Maturing after one year through two years	16,201
Total debt investments	$128,786

Note 3. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of September 30, 2024 was 1.83 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.2 million for the three months ended September 30, 2024 and 2023 and $0.5 million for the nine months ended September 30, 2024 and 2023.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of September 30, 2024, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of September 30, 2024 (in thousands):

Assets
Operating lease right-of-use assets	$1,089

Liabilities
Operating lease short-term liabilities (recorded within Accrued liabilities)	$700
Operating lease long-term liabilities (recorded within Lease-related obligations)	644
Total operating lease liabilities	$1,344

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of September 30, 2024
2024	$191
2025	781
2026	467
Total future minimum rental payments	$1,439
Less amount of lease payments representing interest	95
Total present value of lease payments	$1,344

As of December 31, 2023, operating lease payments over the remainder of the lease terms were as follows (in thousands):

Years Ending December 31,	As of December 31, 2023
2024	$759
2025	781
2026	467
Total future minimum rental payments	$2,007
Less amount of lease payments representing interest	188
Total present value of lease payments	$1,819

For the three months ended September 30, 2024 and 2023, the Company made lease payments of approximately $0.2 million and for the nine months ended September 30, 2024 and 2023, the Company made lease payments of approximately $0.6 million and $0.5 million, respectively.

Note 4. Equity Transactions and Share-based Compensation

At-The-Market Equity Offering; Shelf Registration Statement

On February 29, 2024, we entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. On the same day, we filed a shelf registration statement on Form S-3 with the SEC, which contains a base prospectus, covering up to a total aggregate offering price of $250 million of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, covering the offering, issuance and sale of up to a maximum aggregate offering price of $75 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. The $75 million of shares that may be issued and sold from time to time under the Jefferies Sales Agreement is included in the $250 million of securities that may be offered, issued and sold by us pursuant to our shelf registration statement. As of September 30, 2024, no sales have been made under the shelf registration statement or the Jefferies Sales Agreement.

Stock Options

The Company maintains a 2024 Equity Incentive Plan (the 2024 Plan) and previously maintained a 2013 Equity Incentive Plan (the 2013 Plan). The 2024 Plan serves as the successor to and continuation of the 2013 Plan and provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Following shareholder approval in June 2024 of the 2024 Plan, any shares then available for future grants under the 2013 Plan were allocated to the 2024 Plan. No further grants will be made under the 2013 Plan. As of September 30, 2024, there was a total of 10.2 million shares reserved for future issuance under the 2024 Plan. The Company issued no shares and 2,000 shares of common stock pursuant to the exercise of stock options during the three and nine months ended September 30, 2024. The Company issued no shares of common stock pursuant to the exercise of stock options during the three and nine months ended September 30, 2023.

Employee Stock Purchase Plan

The Company maintains a 2013 Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The Company has reserved a total of 4.8 million shares of common stock to be purchased under the ESPP, of which 1.5 million shares remained available for purchase as of September 30, 2024. The number of shares of common stock reserved for issuance automatically increased on January 1, 2023, by an additional 422,535 shares, pursuant to an “evergreen” provision contained in the ESPP commencing on January 1, 2014 and ending on (and including) January 1, 2023.

The ESPP provides for an automatic reset feature to start participants on a new twenty-four-month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four-month offering period. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The Company issued approximately 297,000 and 717,000 shares of common stock pursuant to the ESPP during the three and nine months ended September 30, 2024, respectively. The Company issued approximately 121,000 and 429,000 shares of common stock pursuant to the ESPP during the three and nine months ended September 30, 2023, respectively. Compensation expense for shares purchased under the ESPP related to the purchase discount and the “look-back” option and were determined using a Black-Scholes option pricing model.

Restricted Stock Units (RSUs)

The Company has issued RSUs to certain employees which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. The Company issued approximately 6,000 and approximately 287,000 shares of common stock pursuant to the vesting of RSUs during the three and nine months ended September 30, 2024, respectively. The Company issued approximately 187,000 and approximately 408,000 shares of common stock pursuant to the vesting of RSUs during the three and nine months ended September 30, 2023, respectively.

Share-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total share-based compensation expense recognized related to stock options, the ESPP and RSUs was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$1,350	$1,739	$4,636	$5,619
General and administrative expense	1,039	6,141	2,695	9,585
Total share-based compensation expense	$2,389	$7,880	$7,331	$15,204

In December 2022, the Company announced a reduction in workforce. As a result, certain vested stock options were modified to extend their exercise period from 90 days to 12 months. In addition, certain outstanding stock option and RSU grants received accelerated vesting as if the service period of the terminated employee continued for up to an additional 12-month period. The Company recorded expense ratably from the announcement date through the date of termination with approximately $0.4 million being recognized during the twelve months ended December 31, 2022 and an additional $0.6 million being recognized during the nine months ended September 30, 2023.

In January 2023, the Company extended the post-termination exercise period from 90 days to three years for stock option grants made to non-employee members of our Board of Directors. This extension applies to all future grants as well as all then-outstanding grants. Related to this extension, the Company recorded approximately $0.3 million of expense during the nine months ended September 30, 2023.

In November 2023 and April 2024, the Company granted stock options covering up to a total of 950,000 and 223,000 shares, respectively, of our common stock in connection with the hiring of new employees. These stock options are subject to the terms of the Company's 2013 Plan, but were granted outside of the 2013 Plan, as they constituted inducement grants in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4). In July and August 2024, the Company granted stock options covering up to a total of 120,000 and 150,000 shares, respectively, of our common stock in connection with the hiring of new employees. These stock options are subject to the terms of the 2024 Plan, but were granted outside of the 2024 Plan, as they constituted inducement grants in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4). The totality of these grants were non-statutory stock options, have a 10-year term and will vest over four years, with one-fourth vesting on the one-year anniversary of the date of hire and remaining three-fourths vesting over the following three years in equal monthly installments.

Note 5. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2024 as the Company incurred losses for the nine month period ended September 30, 2024 and is forecasting an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2024. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method in accordance with FASB ASC 740.

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

At September 30, 2024, the Company had no unrecognized tax benefits that would reduce the Company’s effective tax rate if recognized.

Note 6. Significant Agreements

We often enter into license agreements and collaborative arrangements to develop and commercialize drug candidates or sell the rights of a product.

Our license agreements generally provide for nonrefundable upfront license fees, development and commercial-performance milestone payments, and royalties. See Note 1, The Business and Summary of Significant Accounting Policies, for additional discussion of revenues recognized under these types of arrangements.

Collaborative arrangements may include research and development and manufacturing activities for which we may receive from collaboration partners expense reimbursements. Our collaboration arrangements are performed with no guarantee of either technological or commercial success, and each arrangement is unique in nature. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line items in the Consolidated Statements of Operations and Comprehensive Loss, net of any reimbursements due from our collaboration partners, with such reimbursements being recognized at the time the party becomes obligated to pay. We record payments received from our collaborative partners for their share of the development costs as a reduction of Research and development expenses.

Emergent BioSolutions, Inc.

On September 26, 2022, the Company completed the sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA and specified related assets (the Asset Sale). Emergent paid the Company an upfront cash payment of approximately $238 million upon the closing of the Asset Sale. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Emergent: (i) up to an aggregate of approximately $124 million in milestone payments payable upon the exercise of the options under the BARDA Agreement for the delivery of up to 1.7 million treatment courses of tablet and suspension formulations of TEMBEXA to the U.S. government; (ii) royalty payments equal to 15% of the gross profits from the sales of TEMBEXA made outside of the United States; (iii) royalty payments equal to 20% of the gross profits from the sales of TEMBEXA made in the United States in excess of 1.7 million treatment courses; and (iv) up to an additional $12.5 million upon the achievement of certain other developmental milestones. The effects of recording certain adjustments associated with contingent consideration related to TEMBEXA have been excluded as the Company has made a policy election to account for these amounts when the contingency has been resolved in accordance with Accounting Standards Codification (ASC) 450, Contingencies. In September 2024, BARDA and Emergent agreed to amend the terms of the BARDA Agreement; in connection with that amendment, CLIN0004A and CLIN0005A were exercised for $67.4 million. The Company accounts for milestone payments due under ASC 450-30 - Contingencies - Gain Contingencies (ASC 450-30), and has calculated the milestone payment to be approximately $2.7 million related to the exercise of CLIN0004A and CLIN0005A. The Company would realize this amount upon receipt of the milestone payment.

The period under which the Company was contracted to provide the majority of operational support services to Emergent in furtherance of its obligations under the Asset Purchase Agreement and the BARDA Agreement concluded on March 26, 2023, except for certain services which the parties agreed would continue until the occurrence of a specific event, or in some cases a predetermined end date. The BARDA Agreement was novated to Emergent in December 2022. The Company recognized $2,000 of contract revenue for support provided for the three and nine months ended September 30, 2024. The Company recognized $11,000 and $0.2 million of contract revenue for support provided to Emergent for the three and nine months ended September 30, 2023, respectively.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. (Ohara) for dordaviprone in Japan (the “Ohara License Agreement”). The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan.

In September 2024, the Company entered into an addendum to its license, development and commercialization agreement with Ohara in which the parties agreed to collaboratively conduct development activities for dordaviprone in Japan, including expanding the ACTION Study into Japan (the “Ohara License Addendum”). Under the Ohara License Addendum, Ohara agreed to reimburse the Company for certain of its development costs incurred from its sponsorship of the ACTION Study in Japan, including fixed overhead payments totaling $3.3 million paid in quarterly installments through December 31, 2026, as well as site activation and subject enrollment-based payments. Amounts due under the Ohara License Addendum will be recognized in accordance with ASC 808 Collaborative Arrangements, as this agreement meets both requirements of a collaborative arrangement outlined in that guidance.

During the three and nine months ended September 30, 2024, we recorded $0.5 million of reductions of Research and Development expenses for Ohara's share of development costs.

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

Note 7. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2024, and events which occurred subsequently but were not recognized in the financial statements.

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

OVERVIEW

Chimerix is a biopharmaceutical company whose mission it is to develop medicines that meaningfully improve and extend the lives of patients facing deadly diseases. The Company is focused on developing imipridones as a potential new class of selective cancer therapies. The most advanced imipridone is dordaviprone (ONC201), which is in clinical-stage development for H3 K27M-mutant diffuse glioma as its lead indication. In addition, a second-generation imipridone (ONC206) is currently in dose escalating clinical trials for adult and pediatric patients with primary central nervous system tumors.

Recent Developments

Dordaviprone

Phase 3 ACTION Study

The Phase 3 ACTION trial is currently enrolling H3 K27M-mutant glioma patients at over 145 sites in 15 countries in North America, Europe, the UK, Israel, Australia and Asia. Management expects interim overall survival (OS) data from the trial to be available in the third quarter of 2025. The ACTION trial enrolls patients shortly after they have completed front-line radiation therapy that is the standard of care for glioma. The study is designed to enroll 450 patients randomized 1:1:1 to receive dordaviprone at one of two dosing frequencies or placebo. Participants will be randomized to receive either: (i) 625mg of dordaviprone once per week, (ii) 625mg twice per week on two consecutive days or (iii) placebo. The study is open to pediatric and adult patients >10kg body weight and the dose will be scaled by body weight for patients weighing less than 52.5kg. Primary endpoints include OS and progression-free survival (PFS). OS will be assessed for efficacy at three alpha-allocated timepoints consisting of two interim assessments by the Independent Data Monitoring Committee (IDMC) at 164 events and 246 events, respectively, and a final assessment at 327 events. The final PFS analysis will be performed after 286 events, with progression assessed using response assessment in neuro-oncology-high grade glioma (RANO) criteria by blinded independent central review (BICR). Secondary endpoints include corticosteroid response, performance status response, change from baseline in quality of life (QoL) assessments and change from baseline in neurologic function as assessed by the Neurologic Assessment in Neuro-Oncology (NANO) scale. A pre-specified safety review of patients in the ACTION study was recently conducted by Independent Data Monitoring Committee (IDMC), which did not identify any safety concerns, and recommended that the study continue as planned and designed.

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

Interaction with Therapeutic Goods Administration (TGA) in Australia

We are engaged in the process of evaluating dordaviprone for possible submission via the Provisional Registration pathway in Australia. The Provisional Registration process is a three-step process which begins with a Pre-Submission Meeting evaluating current data, as well as other program features, including the status of pivotal studies. In April 2024, we completed the Pre-Submission Meeting with the Therapeutic Goods Administration (TGA) and the TGA agreed that dordaviprone met the criteria to advance to the second step, a Provisional Determination Application. Our Provisional Determination Application was approved in August 2024. The final step is the application for Provisional Registration which, if submitted, has a review process of 220 working days from the submission date. A submission could occur in the coming months with possible commercial availability as soon as year-end 2025. The Company recently submitted dordaviprone for Orphan Drug Designation in Australia which was approved in September 2024.

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

The dose escalation studies of ONC206 have enrolled over 80 pediatric and adult patients with CNS tumors. Thus far, a similar safety profile has been observed in the pediatric and adult populations, with the majority of treatment-related adverse events (fatigue, lymphocyte count decrease and vomiting) being mild to moderate. No significant change in the overall safety profile has been reported to date as dosing has escalated and intensified in frequency from once per week to twice per day on three consecutive days per week. Completion of dose escalation is expected to occur in 2024.

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

Promotion of Joshua E. Allen, PhD, to Chief Scientific Officer

On September 17, 2024, Joshua E. Allen, PhD, was promoted to the position of Chief Scientific Officer of the Company. Prior to his promotion, Dr. Allen served as the Company’s Chief Technology Officer since January 2021.

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

FINANCIAL OVERVIEW

Revenues

To date, we have generated modest, non-recurring revenue from product sales. Since inception, other than 2022 which included product sales, all of our revenue to date has been derived from government grants, a government contract, and the receipt of up-front proceeds under our license agreements.

Emergent BioSolutions, Inc.

On September 26, 2022, the Company completed the sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale). The Company recognized $2,000 of contract revenue for expense reimbursement related to support provided to Emergent for the three and nine months ended September 30, 2024. The Company recognized approximately $11,000 and $0.2 million of contract revenue for support provided to Emergent for the three and nine months ended September 30, 2023.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At September 30, 2024, the Company has a deferred revenue balance of $0.1 million related to these grants. For the three and nine months ended September 30, 2024, the Company recognized $24,000 and $0.2 million of grant revenue, respectively. For the three months ended September 30, 2023, the Company recognized no grant revenue and for the nine months ended September 30, 2023, the Company recognized $30,000 of grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for dordaviprone in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the three and nine months ended September 30, 2024, the Company recognized no license revenue related to this agreement. For the three months ended September 30, 2023, the Company recognized no license revenue related to this agreement and for the nine months ended September 30, 2023, the Company recognized approximately $0.1 million of license revenue related to this agreement.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of any product candidates. We record payments received from our collaborative partners for their share of the development costs as a reduction of research and development expenses. Our research and development expenses consist primarily of:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct research and development expenses	$12,193	$11,024	$33,672	$32,925
Research and development personnel costs - excluding stock-based compensation	4,580	3,648	13,878	12,101
Research and development personnel costs - stock-based compensation	1,350	1,739	4,636	5,619
Indirect research and development expenses	1,523	985	4,732	2,499
Total research and development expenses	$19,646	$17,396	$56,918	$53,144

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

Contingent Gain on Sale of Asset

Related to the Asset Sale, Emergent paid the Company an upfront cash payment of approximately $238 million upon closing. In addition, pursuant to the Asset Purchase Agreement, the Company is eligible to receive from Emergent: (i) up to an aggregate of approximately $124 million in milestone payments payable upon the exercise of the options under the BARDA Agreement; (ii) royalty payments equal to 15% of the gross profits from the sales of TEMBEXA made outside of the United States; (iii) royalty payments equal to 20% of the gross profits from the sales of TEMBEXA made in the United States in excess of 1.7 million treatment courses; and (iv) up to an additional $12.5 million upon the achievement of certain other developmental milestones. The effects of recording certain adjustments associated with contingent consideration related to TEMBEXA have been excluded as the Company has made a policy election to account for these amounts when the contingency has been resolved in accordance with Accounting Standards Codification (ASC) 450, Contingencies. In September 2024, BARDA and Emergent agreed to amend the terms of the BARDA Agreement; in connection with that amendment, CLIN0004A and CLIN0005A were exercised for $67.4 million. The Company accounts for milestone payments due under ASC 450-30 - Contingencies - Gain Contingencies (ASC 450-30), and has calculated the milestone payment to be approximately $2.7 million related to the exercise of CLIN0004A and CLIN0005A. The Company would realize this amount upon receipt of the milestone payment.

Share-based Compensation

The Financial Accounting Standards Board authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $2.4 million and $7.9 million was recognized in the three months ended September 30, 2024 and 2023, respectively, and $7.3 million and $15.2 million was recognized in the nine months ended September 30, 2024 and 2023, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and employee stock purchase plan purchase rights.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. There have been no material changes during the nine months ended September 30, 2024 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the changes in those items (in thousands, except percentages):

	Three Months Ended September 30,		Dollar Change	% Change
	2024	2023	Increase/(Decrease)
Revenues:
Contract and grant revenue	$26	$11	$15	136.4%
Total revenues	26	11	15	136.4%
Operating expenses:
Research and development	19,646	17,396	2,250	12.9%
General and administrative	5,173	9,304	(4,131)	(44.4)%
Total operating expenses	24,819	26,700	(1,881)	(7.0)%
Loss from operations	(24,793)	(26,689)	1,896	(7.1)%
Other income:
Interest income and other, net	1,914	2,703	(789)	(29.2)%
Net loss	$(22,879)	$(23,986)	$1,107	(4.6)%

Contract and Grant Revenue

For the three months ended September 30, 2024, total revenue increased to $26,000 compared to $11,000 for the three months ended September 30, 2023.

Research and Development Expenses

For the three months ended September 30, 2024, our research and development expenses increased to $19.6 million compared to $17.4 million for the three months ended September 30, 2023. The increase of $2.3 million primarily related to the following:

•an increase of $1.2 million primarily related to the conduct of the ACTION Phase 3 study of dordaviprone in patients who harbor the H3 K27M-mutation and dordaviprone manufacturing costs;
•an increase of $0.5 million in compensation expenses;
•an increase of $0.3 million for the development of ONC206; and
•an increase of $0.2 million primarily related to operating expenses.

General and Administrative Expenses

For the three months ended September 30, 2024, our general and administrative expenses decreased to $5.2 million compared to $9.3 million for the three months ended September 30, 2023. The decrease of $4.1 million primarily related to the following:

•a decrease of $4.6 million in compensation expense which primarily related to a one-time recognition of stock option and RSU expense in the comparative period; offset by
•an increase of $0.5 million in operational expenses.

Interest Income and Other, Net

For the three months ended September 30, 2024, our interest income and other, net decreased to $1.9 million compared to income of $2.7 million for the three months ended September 30, 2023. This decrease is primarily attributable to a decrease in interest earned due to smaller cash balances.

Comparison of the Nine Months Ended September 30, 2024 and 2023.

The following table summarizes our results of operations for the nine months ended months ended September 30, 2024 and 2023, together with the changes in those items (in thousands except percentages):

	Nine Months Ended September 30,		Dollar Change	% Change
	2024	2023	Increase/(Decrease)
Revenues:
Contract and grant revenue	$155	$271	$(116)	(42.8)%
Licensing revenue	—	49	(49)	(100.0)%
Total revenues	155	320	(165)	(51.6)%
Operating expenses:
Research and development	56,918	53,144	3,774	7.1%
General and administrative	15,252	19,431	(4,179)	(21.5)%
Total operating expenses	72,170	72,575	(405)	(0.6)%
Loss from operations	(72,015)	(72,255)	240	(0.3)%
Other income:
Interest income and other, net	6,582	8,321	(1,739)	(20.9)%
Net loss	$(65,433)	$(63,934)	$(1,499)	2.3%

Contract, Grant and Licensing Revenue

For the nine months ended September 30, 2024, total revenue decreased to $0.2 million compared to $0.3 million for the nine months ended September 30, 2023. The decrease of $0.2 million is primarily related to support provided to Emergent in 2023 related to the Asset Sale in 2022.

Research and Development Expenses

For the nine months ended September 30, 2024, our research and development expenses increased to $56.9 million compared to $53.1 million for the nine months ended September 30, 2023. The increase of $3.8 million primarily related to the following:

•an increase of $1.5 million for the development of ONC206;
•an increase of $0.8 million primarily related to the conduct of the ACTION Phase 3 study of dordaviprone in patients who harbor the H3 K27M-mutation, dordaviprone manufacturing costs, and medical affairs expenses;
•an increase of $0.8 million in compensation expenses; and
•an increase of $0.7 million primarily related to other operating expenses.

General and Administrative Expenses

For the nine months ended September 30, 2024 and 2023, our general and administrative expenses decreased to $15.3 million compared to $19.4 million for the nine months ended September 30, 2023. The decrease of $4.2 million primarily related to the following:

•a decrease of $6.4 million in compensation expense which primarily related to a one-time recognition of stock option and RSU expense in the comparative period; offset by
•an increase of $2.2 million in legal and other operational expenses.

Interest Income and Other, Net

For the nine months ended September 30, 2024, our interest income and other, net decreased to income of $6.6 million compared to income of $8.3 million for the nine months ended September 30, 2023. This decrease is primarily attributable to a decrease in interest earned on smaller cash balances.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, we had capital available to fund operations of approximately $152.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of September 30, 2024, we had an accumulated deficit of $861.0 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

On January 31, 2022, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. On November 21, 2023 the Loan Agreement was amended to, among other things, extend the term to September 30, 2026 and increase the unused line fee on the unused portion of the Credit Facility. We have no obligation to draw down any amount under the Credit Facility, and have not drawn down any amount as of September 30, 2024.

On February 29, 2024, we entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. On the same day, we filed a shelf registration statement on Form S-3 with the SEC, which contains a base prospectus, covering up to a total aggregate offering price of $250 million of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, covering the offering, issuance and sale of up to a maximum aggregate offering price of $75 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. The $75 million of shares that may be issued and sold from time to time under the Jefferies Sales Agreement is included in the $250 million of securities that may be offered, issued and sold by us pursuant to our shelf registration statement. As of September 30, 2024, no sales have been made under the shelf registration statement or Jefferies Sales Agreement.

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

We believe that our existing cash, cash equivalents, and investments will enable us to fund our current operating expenses and capital requirements for at least the next 12 months. However, changing circumstances may cause us to consume capital more rapidly than we currently anticipate.

Cash Flows

The following table sets forth the significant sources and uses of cash for the period (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash sources and uses:
Net cash used in operating activities	$(55,709)	$(54,500)
Net cash provided by investing activities	51,349	42,530
Net cash provided by financing activities	344	246
Net decrease in cash and cash equivalents	$(4,016)	$(11,724)

The table above sets forth the net decrease or increase in cash and cash equivalents alone and not the change in our total capital available to fund operations, which also includes short-term and long-term investments. Cash and cash equivalents includes cash on hand and securities with original maturities of 90 days or less.

Operating Activities

Net cash used in operating activities of $55.7 million for the nine months ended September 30, 2024 was primarily the result of our $65.4 million net loss partially offset by the change in operating assets and liabilities and the add-back of non-cash adjustments. The change in operating assets and liabilities includes an increase of $3.7 million in accounts payable and accrued liabilities and a decrease in prepaid expenses and other assets of $1.8 million partially offset by an increase in accounts receivable of $0.2 million. Non-cash expenses included add-backs of $7.3 million for share-based compensation and $0.2 million of amortization of deferred loan costs offset by $3.2 million of amortization of discount/premium on investments. Net cash used in operating activities of $54.5 million for the nine months ended September 30, 2023 was primarily the result of our

$63.9 million net loss and the change in operating asset and liabilities, offset by the add-back of non-cash adjustments. The change in operating assets and liabilities includes a decrease of $5.0 million in accounts payable and accrued liabilities offset by a decrease in prepaid expenses and other assets of $3.6 million and a decrease in accounts receivable of $1.0 million. Non-cash expenses included add-backs of $15.2 million for share-based compensation and $0.2 million of amortization of deferred loan costs offset by $5.7 million of amortization of discount/premium on investments.

Investing Activities

Net cash provided by investing activities of $51.3 million for the nine months ended September 30, 2024 was primarily the result of the redemption/maturity of $143.6 million in short-term investments and the redemption of $3.0 million in long-term investments, partially offset by the purchase of $45.6 million in short-term investments and the purchase of $49.6 million in long-term investments. Net cash provided by investing activities of $42.5 million for the nine months ended September 30, 2023 was primarily the result of the redemption/maturity of $139.4 million in short-term investments, partially offset by the purchase of $72.2 million in short-term investments and the purchase of $24.6 million in long-term investments.

Financing Activities

Net cash provided by financing activities of $0.3 million for the nine months ended September 30, 2024 was primarily the result of $0.6 million in proceeds from stock purchases through our ESPP partially offset by the payment of $0.3 million of debt issuance costs. Net cash provided by financing activities of $0.2 million for the nine months ended September 30, 2023 was primarily the result of $0.5 million in proceeds from stock purchases through our ESPP partially offset by the payment of $0.2 million of debt issuance costs.

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

MATERIAL CASH REQUIREMENTS

The discussion below summarizes our significant contractual obligations and commitments as of September 30, 2024.

Leases. See Note 3 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information, including the future operating lease minimum payments.

We have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved, and we are obligated to pay royalties based on future product sales. As of September 30, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. In connection with the development and commercialization of dordaviprone, ONC206 and ONC212, in addition to royalties on product sales, we could be required to pay former Oncoceutics securityholders up to an aggregate of $340.0 million in remaining milestone payments, assuming the achievement of all remaining applicable milestone events under the merger agreement.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the three and nine months ended September 30, 2024 and 2023.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2024, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company focused primarily on developing dordaviprone for the treatment of H3 K27M-mutant diffuse glioma as we also evaluate programs to advance from our earlier stage pipeline. We have incurred significant net losses in each year since our inception other than 2022, including a net loss of $65.4 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of approximately $861.0 million.

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

We cannot commercialize our product candidates, including dordaviprone, until the appropriate regulatory authorities have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for any of our product candidates. Delays may occur because we may not be able to obtain accelerated approval for our product candidates and large confirmatory studies may be needed to support accelerated approval or be conducted to pursue a first full approval. For dordaviprone, a companion diagnostic test may be needed to identify patients with H3 K27M-mutant diffuse glioma. Additional delays in the United States may result if any of our product candidates is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In the EU, an Oral Explanation during marketing authorization application (MAA) review could extend approval timelines and result in a Negative Opinion. A re-examination procedure is available in the EU whereby a Negative Opinion could be over-turned and become a Positive Opinion. New rapporteurs would be selected for the product. Furthermore, we are engaged in the process to evaluate eligibility for dordaviprone to be considered for the Provisional Registration in Australia. The Provisional Registration process is a three-step process, including a Pre-Submission Meeting, a Provisional Determination Application and an Application for Provisional Registration. After we completed the Pre-Submission Meeting with the Therapeutic Goods Administration (TGA) and the TGA agreed that dordaviprone met the relevant criteria in April 2024, we submitted a Provisional Determination Application, which was approved in August 2024. The final step is the application for Provisional Registration which once submitted has a review process of 220 working days. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates.

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

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs that have received rare pediatric disease designation prior to December 20, 2024 currently expires on September 30, 2026. Absent any legislative extension, if the NDA for dordaviprone is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher. In the event that the Company receives a priority review voucher for dordaviprone, any proceeds related to the voucher would be subject to potential adjustment according to the terms of our merger agreement with Oncoceutics.

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

In September 2022, we completed the sale of our TEMBEXA program and related assets to Emergent. Under the terms of the sale, we are entitled to contingent consideration, including milestone payments and royalties, dependent upon the further development and commercial success of TEMBEXA. Accordingly, our ability to receive the contingent consideration will depend, in part, on Emergent’s ability to successfully develop and commercialize TEMBEXA. If Emergent is unable to successfully or timely integrate TEMBEXA operations into its business, it may not be able to realize the revenue growth, milestone achievements, synergies and other anticipated benefits resulting from the Asset Sale, and consequently, we may not receive all, or any, of the contingent payments under the Asset Purchase Agreement. The milestones set forth in the Asset Purchase Agreement may not be achieved on a timely basis, if at all, or disagreements may occur regarding the achievement of such milestones, and we may not receive any future contingent payments. In September 2024, BARDA and Emergent agreed to amend the terms of the BARDA Agreement for sales of TEMBEXA. It is unclear whether this amendment to the BARDA Agreement will affect the timing or ability of Emergent to achieve the sales milestones set forth in the Asset Purchase Agreement. Any failure to achieve or be paid such milestones, or a perception that the milestones may not be achieved or be paid, may adversely affect our business and the value of our common stock.

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

While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. As of September 30, 2024, approximately 84.9% of all of outstanding options had an exercise price above the closing price of the stock on that date. As a result, the current situation provides a considerable challenge to maintaining employee motivation, as well as creating a serious threat to retention until a recovery commences. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

Based upon shares of common stock outstanding as of September 30, 2024, our then executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 29.8% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Trading Arrangements

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Form of Common Stock Certificate of the Registrant.

10.1*	Chimerix, Inc. Non-Employee Director Compensation Policy, as amended

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS	Inline XBRL Instance Document - - the instance document does not appear in the interactive data file as its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

CHIMERIX, INC.

November 7, 2024	By:	/s/ Michael T. Andriole
Michael T. Andriole
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	By:	/s/ Michelle LaSpaluto
Michelle LaSpaluto
Chief Financial Officer
(Principal Financial Officer)