Form 10-K
period 2024-12-31
CHIMERIX INC
filed 2025-03-21
CIK 1117480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on The Nasdaq Global Market on June 28, 2024 was $74,314,290.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 14, 2025 was 93,803,846.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2024 are incorporated by reference into Part III of this annual report. If such proxy statement is not filed within 120 days after the fiscal year end of December 31, 2024, such information will be included in an amendment to this annual report to be filed within such 120-day period…………………………………………………
10-K Part III

CHIMERIX, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2024

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
•our ability to obtain and maintain regulatory approval of our current and future product candidates, such as dordaviprone, and any related restrictions, requirements, including the need to develop a companion diagnostic, limitations, and/or warnings in the label of an approved product candidate;
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
•our ability to successfully commercialize our current and future product candidates, such as dordaviprone if approved;
•the rate and degree of market acceptance of our current and future product candidates, including dordaviprone's potential to rapidly become a standard of care and a meaningful therapy for patients with limited treatment options;
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
•the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing; and
•the anticipated occurrence, manner and timing of Jazz Pharmaceuticals Public Limited Company (Jazz)'s proposed acquisition of us and its effects on our relationships with employees, customers, suppliers, other business partners or governmental entities.

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

•The pending merger with Jazz is subject to a number of conditions beyond our control. We may not complete the merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, and/or operations.

•The pendency of the merger with Jazz could adversely affect our business, financial results and/or results of operations and may impair our ability to attract and retain qualified employees or retain or maintain relationships with our customers, suppliers, other business partners or governmental entities.
•While the Merger Agreement with Jazz is in effect, we are subject to restrictions on our business activities.
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

Agreement and Plan of Merger

On March 4, 2025, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Jazz Pharmaceuticals Public Limited Company, an Irish public limited company (Jazz), and Pinetree Acquisition Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Jazz (Purchaser). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Jazz has agreed to cause Purchaser to commence a tender offer to acquire all of our outstanding shares at a price of $8.55 per share in cash, without interest and subject to reduction for any applicable withholding taxes (the Offer Price), representing a total consideration of approximately $935 million. Upon the successful completion of the tender offer, Jazz will acquire all shares not acquired in the tender through a second-step merger for the same consideration per share paid in the tender offer. Our Board of Directors unanimously recommended that our shareholders tender their shares in the tender offer.

The transaction is subject to customary closing conditions, including the tender of a majority of the outstanding shares of our voting common stock and other conditions. At the Effective Time (as defined in the Merger Agreement), each outstanding share of the Company (other than certain exceptions as described therein) will automatically be converted into the right to receive the Offer Price, without any interest thereon and subject to any withholding of applicable taxes. We anticipate the transaction will close in the second quarter of 2025. Following the completion of the tender offer and subject to the terms and conditions of the Merger Agreement, the Company will survive as a wholly owned subsidiary of Jazz and cease to be a publicly traded company.

The Merger Agreement contains customary termination rights for us and Jazz. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Jazz a termination fee of $35 million in cash.

Additional Information and Where to Find It

The tender offer referenced in this Annual Report has not yet commenced. This Annual Report is for informational purposes only and is not a substitute for the tender offer materials that Jazz and Purchaser are expected to file with the SEC upon the commencement of the tender offer. The solicitation and offer to tender and the offer to buy Chimerix stock will only be made pursuant to the tender offer statement on Schedule TO, including an Offer to Purchase and related tender offer materials that Jazz and Purchaser are expected to file with the SEC. CHIMERIX’S STOCKHOLDERS AND OTHER INVESTORS ARE URGED TO READ CAREFULLY THE TENDER OFFER MATERIALS (INCLUDING AN OFFER TO PURCHASE, A RELATED LETTER OF TRANSMITTAL AND CERTAIN OTHER TENDER OFFER DOCUMENTS), AS WELL AS THE SOLICITATION/RECOMMENDATION STATEMENT ON SCHEDULE 14D-9 BECAUSE THEY EACH CONTAIN IMPORTANT INFORMATION THAT HOLDERS OF CHIMERIX SECURITIES AND OTHER INVESTORS SHOULD CONSIDER BEFORE MAKING ANY DECISION WITH RESPECT TO THE TENDER OFFER. The Offer to Purchase, the

related Letter of Transmittal, certain other tender offer documents, as well as the Solicitation/Recommendation Statement on Schedule 14D-9, will be available to all stockholders of Chimerix at no expense to them and will also be available for free at the SEC’s website at www.sec.gov. Additional copies may be obtained for free by contacting either Jazz or Chimerix. Copies of the documents filed with the SEC by Chimerix will be available free of charge on Chimerix’s website at https://www.chimerix.com or by contacting Chimerix at IR@chimerix.com. Copies of the documents filed with the SEC by Jazz will be available free of charge on Jazz’s website at https://investor.jazzpharma.com or by contacting Jazz’s Investor Relations Department at investorinfo@jazzpharma.com.

In addition to the Offer to Purchase, the related Letter of Transmittal and certain other tender offer documents, as well as the Solicitation/Recommendation Statement on Schedule 14D-9, Jazz and Chimerix each file annual, quarterly and current reports, proxy statements and other information with the SEC, which are available to the public over the internet at the SEC’s website at http://www.sec.gov.

Imipridones and Dordaviprone

New Drug Application for Accelerated Approval of Dordaviprone

On February 14, 2025, the U.S. Food and Drug Administration (FDA) accepted for filing our New Drug Application (NDA) seeking accelerated approval of dordaviprone for the treatment of patients with recurrent H3 K27M-mutant diffuse glioma. In its acceptance, FDA confirmed that the NDA will receive Priority Review under the terms of the Prescription Drug User Fee Act (PDUFA). The target date for completion of FDA’s review of the NDA (i.e. the PDUFA date) is August 18, 2025. FDA has indicated that it is not planning to hold an Oncologic Drug Advisory Committee (ODAC) meeting at this time.

Background

In December 2024, the Company announced its submission of an NDA seeking accelerated approval of dordaviprone for the treatment of patients with recurrent H3 K27M-mutant diffuse glioma. The NDA was based on recent program milestones and additional supportive data:

•Substantial enrollment of the Phase 3 ACTION study;
•Phase 2 objective response rate of the 50-patient primary efficacy analysis assessed by blinded independent central review as the primary basis of efficacy in the NDA;
•Several response assessments, including the most contemporary response assessment criteria for gliomas, Response Assessment in Neuro-Oncology 2.0 (RANO 2.0), under which dordaviprone demonstrated an objective response rate of 28%, a median duration of response of 10.4 months and a median time to response of 4.6 months;
•Additional clinical data sets and patient narratives supportive of the primary efficacy analysis observed to date;
•Clinical and nonclinical demonstration of dordaviprone-driven reversal of the central hallmark of H3 K27M-mutant glioma, H3K27 trimethyl loss;
•Comprehensive safety database of glioma patients and healthy volunteers that supports a favorable benefit/risk profile observed to date; and
•Comprehensive clinical pharmacology and chemistry, manufacturing, and controls studies.

Additionally, dordaviprone for H3 K27M-mutant diffuse glioma has received FDA rare pediatric disease designation. Should the Company be awarded a rare pediatric disease priority review voucher with approval of the NDA and subsequently sell such rare pediatric disease priority review voucher to a third party, 50% of the net proceeds from such sale would be payable to the former securityholders of Oncoceutics, Inc. pursuant to the Agreement and Plan of Merger with Oncoceutics, Inc., dated as of January 7, 2021.

Phase 3 ACTION Study of Dordaviprone

Dordaviprone is currently in a global randomized Phase 3 trial (the ACTION Study) for patients with diffuse glioma, or diffuse midline glioma (DMG), which harbor a H3 K27M mutation. Frontline radiotherapy is the standard of care for these patients. DMGs that harbor the H3 K27M mutation are considered Grade IV by the World Health Organization. This patient population has few treatment options and poor prognoses.

The Phase 3 ACTION Study is currently enrolling H3 K27M-mutant glioma patients in 18 countries in North and South America, Europe, the UK, Israel, Australia and Asia. Management expects interim overall survival (OS) data from the trial to be available in 2026. The ACTION Study enrolls patients shortly after they have completed front-line radiation therapy that is the standard of care for glioma. The study is designed to enroll 450 patients randomized 1:1:1 to receive dordaviprone at one of two dosing frequencies or placebo. Participants are randomized to receive either: (i) 625mg of dordaviprone once per week, (ii) 625mg twice per week on two consecutive days or (iii) placebo. The study is open to pediatric and adult patients >10kg body weight and the dose will be scaled by body weight for patients weighing less than 52.5kg. Primary endpoints include OS and progression-free survival (PFS). OS will be assessed for efficacy at three alpha-allocated timepoints consisting of two interim assessments by the Independent Data Monitoring Committee (IDMC) at 164 events and 246 events, respectively, and a final assessment at 327 events. The final PFS analysis will be performed after 286 events, with progression assessed using response assessment in neuro-oncology-high grade glioma (RANO) criteria by blinded independent central review (BICR). Secondary endpoints include corticosteroid response, performance status response, change from baseline in quality of life (QoL) assessments and change from baseline in neurologic function as assessed by the Neurologic Assessment in Neuro-Oncology (NANO) scale. A pre-specified safety review of patients in the ACTION Study was conducted by the IDMC, which did not identify any safety concerns, and recommended that the study continue as planned and designed. The ACTION study remains an important study as it is evaluating dordaviprone in a different line of therapy (front-line/pre-recurrence) than the potential accelerated approval NDA in the recurrent H3 K27M-mutant diffuse glioma setting. Additionally, should the currently submitted NDA for dordaviprone lead to an accelerated approval in the recurrent setting, it is possible the FDA may identify the ACTION study as a confirmatory study for full approval.

Significant Peer Reviewed Journal Publications and Presentations

In November 2024, we presented an updated Phase 2 response assessment of dordaviprone in recurrent H3 K27M glioma at the 2024 Society for Neuro Oncology (SNO) meeting. The presentation provided an updated assessment of objective response to dordaviprone previously reported in the BICR cohort in recurrent H3 K27M-mutant diffuse glioma using RANO 2.0, the most recently established criteria for this disease currently. The updated analysis demonstrated an overall response rate of 28.0%, a median time to response of 4.6 months plus a median duration of response of 10.4 months.

In February 2024, “ONC201 (dordaviprone) in Recurrent H3 K27M-mutant Diffuse Midline Glioma” was published in the Journal of Clinical Oncology (JCO), a peer reviewed journal of the American Society of Clinical Oncology (ASCO). The manuscript reports in detail the results of 50 patients with recurrent H3 K27M-mutant diffuse midline gliomas (H3K27M-DMG) treated with monotherapy dordaviprone who were evaluable for objective response by RANO high grade glioma (HGG) criteria. Dordaviprone demonstrated a median overall survival (mOS) of 13.7 months (95% CI: 8.0-20.3), with an overall two-year rate of survival of 35% (95% CI: 21-49) from the start of dordaviprone treatment post-recurrence. We previously conducted a natural disease history study (n=43) in the recurrent setting evaluating patients who did not receive dordaviprone which showed an mOS of 5.1 months (95% CI: 3.9-7.1) with an overall two-year survival rate of 11% (95% CI: 3.3-24.2). We had previously disclosed the top-line data from this JCO publication.

In August 2023, data in support of dordaviprone as a treatment for H3K27M-DMG appeared in the peer-reviewed journal, Cancer Discovery, a journal of the American Association for Cancer Research. The manuscript titled, “Clinical efficacy of ONC201 in H3K27M-mutant diffuse midline gliomas is driven by disruption of integrated metabolic and epigenetic pathways,” reported survival analyses of 71 patients with H3K27M-DMG treated with dordaviprone, which demonstrated promising results in a patient population with a poor prognosis and few treatment options. In addition to assessing clinical outcomes, the study corroborated mechanistic findings from laboratory models in samples from treated patients that demonstrated the ability of dordaviprone to disrupt metabolic pathways and reverse a molecular signature of the H3 K27M mutation in patient's tumor samples. According to the survival analyses in this study, dordaviprone frontline treatment, administered post radiation therapy, demonstrated a significant increase in mOS from diagnosis in dordaviprone-treated versus in historical controls (21.7 months mOS vs. 12 months mOS, p<0.0001). The study was led by a team of researchers from the University of Michigan and other collaborators including several authors from Chimerix.

Eligibility for Primary Efficacy Analysis Aligned with FDA

We aligned with the FDA on the eligibility requirements to evaluate monotherapy efficacy of dordaviprone in recurrent H3K27M-DMG by dual-reader BICR in the first 50 subjects who met the agreed upon criteria. The data submitted in the NDA to the FDA included primary efficacy analysis by RANO 2.0, RANO high grade glioma (RANO HGG) and RANO low grade glioma (RANO LGG). The table below summarizes the findings by all three criteria.

1.Includes one patient with unconfirmed response by RANO 2.0.
2.Five overall radiographic SD accompanied by increase in corticosteroids; three overall radiographic PD accompanied by decrease in corticosteroids.
3.Eight overall radiographic SD accompanied by increase in corticosteroids; three overall radiographic PD accompanied by decrease in corticosteroids.

Dordaviprone Clinical Pharmacology and Safety Assessment

In clinical pharmacology studies comprising 245 participants, dordaviprone was well tolerated at dose levels ranging from 125mg to 750mg. The majority of treatment-related adverse events were Grade 1 (mild) and transient. The most common treatment-related adverse events (AE) were Grade 1 nausea and dizziness.

In completed glioma patient studies, the most common AEs were fatigue, headache, vomiting and nausea. The majority of the adverse events were mild to moderate. Investigators reported serious adverse events they considered possibly related to dordaviprone in only 15 patients (3.6%). Overall, only 10 patients (2.4%) experienced a treatment-related AE that led to study drug modification or discontinuation.

Fast Track Designation by FDA

The FDA has granted dordaviprone Fast Track Designation for the treatment of adult recurrent H3 K27M-mutant high-grade glioma, Rare Pediatric Disease Designation for treatment of H3K27M-DMG, and Orphan Drug Designations for the treatment of glioblastoma and for the treatment of malignant glioma.

ONC206

ONC206 is a second generation imipridone ClpP agonist and DRD2 antagonist that has demonstrated monotherapy activity in advanced solid tumor models. Oral ONC206 was well tolerated and achieved prolonged exposures above target thresholds in Phase 1 dose escalation trials at dose frequencies up to twice per day on three consecutive days per week (BID TIW).

The dose escalation studies of ONC206 have enrolled over 100 pediatric and adult patients with CNS tumors. Thus far, a similar safety profile has been observed in the pediatric and adult populations, with the majority of treatment-related adverse events (fatigue, lymphocyte count decrease and vomiting) being mild to moderate. No significant change in the overall safety profile has been reported to date as dosing has escalated and intensified in frequency from once per week to twice per day on three consecutive days per week. Completion of dose escalation is expected to occur in Q2 of 2025.

Nonclinical studies remain ongoing to identify additional oncology indications for further development of ONC206.

Early Pipeline Development, ONC212 and CMX521

ONC212 is an imipridone, investigational agonist of the orphan GPCR tumor suppressor GPR132, as well as ClpP. Similar to the potential downstream effects of dordaviprone and ONC206, in vitro studies of ONC212 demonstrate activation of integrated stress response, inhibition of Ras signaling and selective killing of tumor cells.

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

Pursuant to a 2006 agreement between the Company and The Regents of the University of Michigan (UM), the Company obtained an exclusive, worldwide license to UM’s patent rights in certain inventions related to certain compounds originally synthesized at UM, including CMX521 (the UM Patent Rights). Under the license agreement, the Company is permitted to research, develop, manufacture and commercialize products utilizing the UM Patent Rights, and to sublicense such rights subject to certain sublicensing fees and royalty payments.

We are currently working with the Rapidly Emerging Antiviral Drug Development Initiative (READDI) at the University of North Carolina at Chapel Hill (UNC) for the development of CMX521 as a potential treatment for novel coronaviruses. UNC is the co-recipient of a grant for approximately $1.7 million from the state of North Carolina which will defray the majority of the costs on this effort. The grant is expected to fund prodrug synthesis and animal studies to optimize delivery of CMX521 to the lungs via a convenient oral formulation. Multiple prodrugs have been synthesized and efforts are underway to determine efficacy against a diverse panel of coronaviruses including circulating and pre-emergent strains. In addition, UNC intends to conduct coronavirus disease mouse efficacy model studies and evaluate lung delivery of the active antiviral.

Chimerix Antiviral Chemical Library

The Chimerix Chemical Library contains over 10,000 heterocyclic ring systems and nucleosides. This library includes approximately 3,500 nucleoside analog compounds, most of which are candidates for lipid conjugation. In a collaboration with the scientists at UNC and the University of Wisconsin-Madison, we continue to evaluate our library of antiviral molecules to identify candidates that may have the potential to accelerate pandemic preparedness or response to SARS-CoV-2 (for example, COVID-19) or other potential future pandemics.

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

On September 26, 2022, the Company sold its exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale) to Emergent. Upon closing of the Asset Purchase Agreement for the Asset Sale, the Company received $238 million upfront and could receive additional milestone payment of up to $136.5 million to be paid contingent upon the execution of optional future procurement awards from BARDA and other development milestones. The Company may also earn a 20% royalty on future gross profit of TEMBEXA in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA. The agreement also allows the Company to earn a 15% royalty on all gross profit associated with TEMBEXA sales outside of the United States during the exclusivity period of TEMBEXA on a market-to-market basis. In September 2024, BARDA and Emergent agreed to amend the terms of the BARDA Agreement for sales of TEMBEXA. We are currently evaluating our next steps with respect to Emergent regarding the effect of the amended BARDA Agreement on the achievement of the sales milestones set forth in the Asset Purchase Agreement.

Our Strategy

The principal components of our business strategy are to:

•Successfully commercialize dordaviprone. Dordaviprone could receive marketing authorization in the United States as soon as August 18, 2025. Therefore, we plan to build a platform to support a potential commercial launch in the United States in the third quarter of 2025. Patients with H3 K27M mutant diffuse glioma are faced with a terminal disease with no known effective therapeutic options beyond radiation. In the current neuro-oncology community, there exists high awareness of dordaviprone which we believe will aid in the potential commercialization.
•Successfully execute the randomized controlled Phase 3 ACTION Study. Dordaviprone is being developed for H3 K27M-mutant diffuse glioma. Currently, we are enrolling Phase 3 ACTION Study, a randomized, double-blind, placebo-controlled, multi-center Phase 3 international trial for newly diagnosed patients with H3 K27M-mutant diffuse glioma shortly following radiation with targeted enrollment of approximately 450 patients randomized 1:1:1 to receive dordaviprone at one of two dosing frequencies or placebo. Available Phase 2 data demonstrate durable responses (as measured by RANO 2.0, RANO HGG and RANO LGG) in recurrent H3 K27M-mutant diffuse midline glioma associated with other forms of clinical benefit. Results from both independent and company sponsored natural disease history studies are consistent with the existence of a potential survival advantage. The genetically selected patient population limits patient heterogeneity. In the current neuro-oncology community there exists high awareness of dordaviprone that has aided in the enrollment of Phase 3 ACTION Study.
•Complete the Phase 1 ONC206 study and evaluate Phase 2 development indications.
•Maintain corporate capability and financial flexibility. Our leadership team has successfully executed large-scale clinical studies and regulatory approvals of investigational agents. We intend to continue to leverage external capital to develop our early-stage pipeline consisting of ONC212 and derivatives of CMX521.
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

The period under which we were contracted to provide the majority of operational support services to Emergent in furtherance of its obligations under the Asset Purchase Agreement and the BARDA Agreement concluded on March 26, 2023, except for certain services which the parties agreed would continue until the occurrence of a specific event, or in some cases a predetermined end date. The BARDA Agreement was novated to Emergent in December 2022.

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

Ohara Pharmaceutical Co., Ltd. (Ohara)

In 2019, Oncoceutics entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. We are entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments, and to tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan.

In September 2024, we entered into an addendum to such license, development and commercialization agreement with Ohara in which the parties agreed to collaboratively conduct development activities for dordaviprone in Japan, including expanding the ACTION Study into Japan (the Ohara License Addendum). Under the Ohara License Addendum, Ohara agreed to reimburse us for certain of its development costs incurred from its sponsorship of the ACTION Study in Japan, including fixed overhead payments totaling $3.3 million paid in quarterly installments through December 31, 2026, as well as site activation and subject enrollment-based payments. Amounts due under the Ohara License Addendum will be recognized in accordance with ASC 808 Collaborative Arrangements, as this agreement meets both requirements of a collaborative arrangement outlined in that guidance.

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

Commercial Operations

If dordaviprone is approved for H3 K27M-mutant diffuse glioma, we plan to build a platform to support a potential commercial launch for dordaviprone in the United States in the third quarter of 2025. We anticipate that commercialization would entail a relatively small commercial infrastructure, which may include a contract sales force, partner sales force, or an internally developed commercial organization.

Outside of the United States, subject to obtaining necessary marketing approvals, we may seek to commercialize dordaviprone ourselves or through distribution or other collaboration arrangements. If we elect to develop dordaviprone for other indications, we will plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs, reimbursement complexities and our available resources.

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

We believe that the key competitive factors that will affect the commercial success of dordaviprone and our other product candidates are the efficacy, safety and tolerability profile and the risk-benefit trade-off compared to alternative therapies or procedures. Securing market access and reimbursement will be an important element of product uptake and market penetration. Our commercial opportunity could be negatively impacted if our competitors develop or market products or other technologies that are more effective, better tolerated, safer, more convenient or have greater market access than dordaviprone or any product candidate, or obtain regulatory approval for their products more rapidly than we do. In addition, our ability to compete will be affected by the availability of generic products.

Dordaviprone is the most clinically advanced program in the industry for potentially treating tumors which harbor the H3 K27M mutation. If approved, treatment with dordaviprone is expected to be targeted to patients whose tumor harbors the H3 K27M mutation. There are currently no commercially available treatments that target the H3 K27M mutant patient population.

If approved, dordaviprone could compete with a number of existing products, new products in development and possible combination therapies used for brain cancers including generic drugs such as chemotherapy, targeted agents, immunotherapies, and other therapies. Select products that are currently used, or being developed for use, to treat brain cancers include, but are not limited to:

•Systemic therapies approved to treat brain cancer: temozolomide, lomustine, carmustine, everolimus, and bevacizumab;
•Tumor-treating fields such as Optune®; and
•Other investigational agents for the treatment of brain cancer: immunotherapies (CAR-T, durvalumab, VBI-1901, etc), viral therapies (DCVax-L, etc.), targeted agents (selinexor, paxalisib, MDNA55), and other therapies.

Changes in the health care system may limit our ability to price dordaviprone and our other product candidates at a level that would allow recovery of our research and development costs and may impede our ability to generate or maintain a profit.

We believe that dordaviprone has potential benefits over existing and potential competitive products, and, as a result, we believe that our products should be well positioned to gain adoption if we obtain the required regulatory approvals. However, even with those benefits, we may not be able to make promotional claims that these products are superior to competing products without conducting additional studies, which delivers differentiated data. See “Risk Factors – Risks Related to Commercialization of Our Product Candidates.”

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

Imipridone Patent Portfolio

At February 17, 2025, our worldwide imipridone patent portfolio included:

•632 patents or patent applications related to imipridones that we have acquired rights to through our merger with Oncoceutics, Inc. (owned or in-licensed by Oncoceutics);
•This includes 350 US and foreign issued patents and 77 pending US and foreign applications related to dordaviprone; and
•Patent protection for dordaviprone’s lead indication is expected to extend into 2037 in the U.S., with the potential for additional patent term extension.

Antiviral Patent Portfolio

At February 17, 2025, our worldwide antiviral patent portfolio included:

•26 patents or patent applications that we own or have in-licensed from academic institutions, related to antivirals, which is the same as the number of patents in our patent portfolio at the end of fiscal year 2024;
•This includes 18 US and foreign exclusively and jointly owned patents and 8 US and foreign applications related to antivirals. Granted European patents are counted as one patent and have been validated throughout Europe;
•Eight jointly-owned US and foreign patents and five jointly-owned US patent applications related to our agreement with UM regarding our proprietary Chemical Library; and
•One US patent, two US patent applications, and one European patent exclusively owned by Chimerix directed to a morphic form of a compound from the Chemical Library.

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

We expect that in the future we will rely on such manufacturers for supply of drug substance and drug product that will be used in clinical trials of dordaviprone, our expanded access program for dordaviprone and other clinical trials as well as for commercial purposes should dordaviprone be approved. When produced on a commercial scale, we expect that cost-of-goods-sold relating to the imipridone class of assets will generally be in-line with that of other targeted oncology therapies.

The manufacturing processes for dordaviprone drug substance and drug product are relatively straight-forward and generally in-line with other small molecule pharmaceutical compounds in terms of cost and complexity. The processes are robust and reproducible and do not require dedicated reactors or specialized equipment. The drug substance process uses common synthetic chemistry and readily available materials, including off-the-shelf and made-to-order starting materials, and is readily transferable. The drug product process uses common excipients and readily available materials, and is also readily transferable.

Manufacturers of drug components must meet certain FDA qualifications with respect to manufacturing standards. At present, we have qualified only one firm as a supplier of drug substance for dordaviprone. We continually assess our manufacturing needs and may seek to engage additional qualified vendors as circumstances dictate. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative suppliers for certain portions of our supply chain, as appropriate.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and government authorities of member states of the EU and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Any product candidate that we develop must be approved by the FDA or European Medicines Agency (the EMA) before it may be legally marketed in the United States, EU or in other countries by the responsible national regulatory agency.

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

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol to the FDA as part of an investigational new drug (IND). The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trial.

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

U.S. Health Care Laws

Our operations may be subject to federal and state health care laws and regulations including, without limitation: healthcare fraud and abuse laws, including the anti-kickback and false claims statutes, patient data privacy and security laws, and health care professional payment transparency laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization. If our operations are found to be in violation of any of these laws or regulations, we may be subject to penalties, including significant administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal healthcare programs, and additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, as well as contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA), has had a significant impact on the health care industry. The ACA was enacted in an effort to expand coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare Part D program. However, there have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how such challenges and the healthcare reform measures of the second Trump administration will impact ACA.

There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, increase drug pricing transparency, reduce the cost of drugs under Medicare, review relationships between pricing and manufacturer patient assistance programs, and reform government program drug reimbursement methodologies. For example, the IRA, among other things, (i) directs U.S. Department of Health and Human Services (DHHS) to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for 7 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law (the Medicare Drug Price Negotiation Program), and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits DHHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On August 15, 2024, DHHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, DHHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Business Segments

We manage our business as one segment which includes all activities related to the discovery, development, and commercialization of medicines for serious diseases. For financial information related to our one segment, see our Consolidated Financial Statements and related notes.

Employees and Human Capital Resources

As of December 31, 2024, we had 79 full-time and 2 part-time employees. Of these employees, 60 employees are engaged in research and development activities and 21 employees are engaged in finance, legal, commercial, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Risks Related to the Merger with Jazz Pharmaceuticals plc

The pending merger with Jazz Pharmaceuticals Public Limited Company (Jazz) is subject to a number of conditions beyond our control. We may not complete the pending merger with Jazz within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, and our stock price.

On March 4, 2025, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Jazz Pharmaceuticals Public Limited Company, an Irish public limited company (Jazz), and Pinetree Acquisition Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Jazz (Purchaser). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Jazz has agreed to cause Purchaser to commence a tender offer to acquire all of our outstanding shares (the Shares) at a price of $8.55 per share, without interest and subject to reduction for any applicable withholding taxes (the Offer Price), representing a total consideration of approximately $935 million. Upon the successful completion of the tender offer, Jazz will acquire all shares not acquired in the tender through a second-step merger for the same consideration per share paid in the tender offer.

The completion of the transaction is subject to the conditions set forth in the Merger Agreement, including (i) there shall have been validly tendered and not validly withdrawn Shares that, considered together with all other Shares (if any) beneficially owned by Jazz and any of its wholly owned subsidiaries (but excluding Shares tendered pursuant to guaranteed delivery procedures that have not yet been received, as defined by Section 251(h)(6) of the General Corporation Law of the State of Delaware), represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer; (ii) any waiting period (and any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired or been earlier terminated; (iii) the accuracy of our representations and warranties contained in the Merger Agreement, subject to customary thresholds and exceptions; (iv) our compliance with, and performance of, in all material respects our covenants and agreements contained in the Merger Agreement; (v) the absence of a Material Adverse Effect (as defined in the Merger Agreement); and (vi) those other conditions set forth in the Merger Agreement. In addition, the Merger Agreement contains customary termination rights for us and Jazz.

As a result, we cannot assure you that the transaction with Jazz will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame. If one or more of these conditions are not satisfied, and as a result, we do not complete the merger, we would remain liable for significant transaction costs, without realizing any benefits of the merger. Certain costs associated with the merger have already been incurred or may be payable even if the merger is not consummated. If we do not consummate the merger, the price of our common stock may decline significantly from the current market price, which reflects a market assumption that the merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common stock. Additionally, we could be required to pay Jazz a termination fee of $35 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the merger with Jazz could adversely affect our business, financial results and/or results of operations and may impair our ability to attract and retain qualified employees or retain or maintain relationships with our customers, suppliers, other business partners or governmental entities.

Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation, financial results and our business generally. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationships with collaborators, vendors, suppliers, customers, other business partners or government entities. For example, vendors, collaborators, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The failure to complete the transaction also may result in negative publicity for us and negatively affect our relationships with our stockholders, employees, collaborators, vendors, suppliers, customers, regulators, and other business partners. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement with Jazz is in effect, we are subject to customary restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Jazz’s prior consent. These limitations include, among other things, restrictions on our ability to acquire, lease, license, dispose or assign material tangible assets or properties or Company intellectual property (subject to certain exceptions), make investments, enter into, modify or terminate material contracts or employee plans (subject to certain exceptions), repurchase or issue securities, pay dividends, make capital expenditures exceeding certain dollar thresholds, settle or release any legal proceeding (subject to certain exceptions), amend our organizational documents, and incur indebtedness exceeding certain dollar thresholds. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Jazz, which could require us to use available cash that would have otherwise been available for general corporate purposes.

The Merger Agreement contains customary termination rights for us and Jazz. We may be required to pay Jazz a termination fee of $35 million if the Merger Agreement is terminated under specific circumstances , including, but not limited to, (i) occurrence of (a) any withdrawal or withholding of (or modification or qualification in a manner adverse to Jazz or Purchaser) the unanimous recommendation of our Board of Directors that our stockholders tender their Shares to Purchaser pursuant to the Offer (the Company Board Recommendation), or any public proposal thereof, (b) failure to include the Company Board Recommendation in the Tender Offer Solicitation/Recommendation Statement on Schedule 14D-9, or (c) approval, recommendation or declared advisability of any alternative acquisition proposal, or any public proposal thereof (each, a Company Adverse Change Recommendation), (ii) termination by Jazz if our board of directors shall have failed to include the Company Board Recommendation in the Tender Offer Solicitation/Recommendation Statement on Schedule 14D-9, when mailed, or (iii) termination of the Merger Agreement by us to enter into a binding written definitive acquisition agreement for which our Board of Directors shall have determined, in good faith, constitutes a superior offer. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending merger with Jazz.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending merger. We must pay substantially all of these costs and expenses whether or not the transaction is completed.

There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Risks Related to Our Financial Condition and Need For Additional Capital

We have incurred significant losses in each year since our inception other than 2022. We anticipate that we will continue to incur significant losses for the foreseeable future.

We are a biopharmaceutical company focused primarily on developing dordaviprone for the treatment of H3 K27M-mutant diffuse glioma as we also evaluate programs to advance from our earlier stage pipeline. We have incurred significant net losses in each year since our inception other than 2022, including a net loss of $88.4 million for the twelve months ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of approximately $883.9 million.

To date, with the exception of the Asset Sale, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through government funding, licensing fees, the sales of TEMBEXA product and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We expect to continue to incur losses and negative cash flows for the foreseeable future. The size of any loss will depend, in part, on the rate of future expenditures and our ability to generate revenues. Our announcements regarding the acquisition by Jazz and the signing of the Merger Agreement are likely to further increase the variability of our operating results in the coming quarters as compared to prior quarters. In particular, we expect to incur substantial expenses as we seek to:

•close the acquisition and tender offer by Jazz;
•obtain regulatory approvals for dordaviprone and other imipridones;
•launch our commercial platform, to the extent we receive regulatory approvals for dordaviprone and other imipridones;
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

Our lead product candidate, dordaviprone, is currently being evaluated in multiple clinical studies including in the Phase 3 ACTION Study.

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

Our Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, effective January 31, 2022, as amended by certain Amendment to Loan Agreement on November 21, 2023 and amended and restated on December 23, 2024 (the A&R Loan Agreement) with Silicon Valley Bank, requires us to comply with a number of customary covenants (affirmative and negative), including restrictive covenants that limit our ability to: among other things, incur additional indebtedness; merge or consolidate with or into any other organization or otherwise suffer a change in control; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; and transfer a material portion of our assets, in each case subject to exceptions. Our obligations under the A&R Loan Agreement are secured by a first priority perfected security interest in substantially all of our assets other than our intellectual property, subject to certain exceptions.

In addition to other specified events of default, and subject to limited exceptions, Silicon Valley Bank could declare an event of default upon our non-compliance with certain covenants or the occurrence of certain events that it may determine, in its sole discretion, to have a material adverse effect, including: a material adverse change in, or a material adverse effect on our business, property, assets or operations, taken as a whole; a material impairment of our ability to perform any of our obligations under the A&R Loan Agreement; a material adverse effect upon the collateral for the loan or its value; or a material impairment of the enforceability or priority of the liens upon the collateral for the loan or the legality, validity, binding effect or enforceability of the A&R Loan Agreement or related agreements.

If we default under the credit facility, Silicon Valley Bank may accelerate all of our repayment obligations, which may require us to seek additional or alternate financing and/or modify our operational plans. We cannot guarantee that we will be able to comply with all of the covenants contained in the A&R Loan Agreement in the future, or secure waivers if or when required. If we are unable to comply with or obtain a waiver of any noncompliance under the A&R Loan Agreement, Silicon Valley Bank could declare an event of default or require us to further renegotiate the A&R Loan Agreement on terms that may be significantly less favorable to us, or we may be required to seek additional or alternative financing. If we were to seek additional or alternative financing, any such financing may not be available to us on commercially reasonable terms or at all. If we are unable to access funds to meet those obligations or to renegotiate our agreement, Silicon Valley Bank could foreclose on our pledged assets and we would have to immediately cease operations. In addition, during the continuance of an event of default, the then-applicable interest rate on the then-outstanding principal balance is subject to increase. Upon an event of default, Silicon Valley Bank could also require us to repay the loan immediately, together with a prepayment penalty, and other fees. If we were to renegotiate the agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, Silicon Valley Bank’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Silicon Valley Bank of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

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

We have not marketed, distributed or sold any of our current product candidates. Our most advanced product candidate is dordaviprone, which we are developing for the treatment of H3 K27M-mutant diffuse glioma. In December 2024, we submitted an NDA for dordaviprone to the FDA seeking accelerated approval. In February 2025, the FDA accepted the NDA for filing and assigned a PDUFA date of August 18, 2025. Under a potential accelerated approval, a confirmatory study must be completed. We believe our Phase 3 clinical study of dordaviprone (the Phase 3 ACTION Study) meets this criteria.

There is no guarantee that our current clinical trials (including the Phase 3 Action Study) or future clinical trials will be authorized by regulators, and no guarantee that they will be completed or, if completed, will be successful, or if successful, will result in an approval for the sale of any of our product candidates. The success of any of our product candidates will depend on several factors, including the following:

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

In December 2024, we submitted an NDA for dordaviprone to the FDA seeking accelerated approval. In February 2025, the FDA accepted the NDA for filing and assigned a PDUFA date of August 18, 2025. Dordaviprone is currently being evaluated in the Phase 3 ACTION Study, which we believe is a confirmatory trial that would be sufficient to convert an accelerated approval, if granted, to full approval. Dordaviprone is also being investigated in multiple investigator-sponsored clinical studies.

We have reached general agreement with the FDA on the design of the Phase 3 ACTION Study to provide confirmatory evidence to support potential full approval for marketing. We have not yet reached agreement with foreign regulators regarding the adequacy of the planned studies, for any of our clinical candidates, with respect to a potential approval for marketing, whether accelerated/conditional or traditional/full. We may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before consideration of any application for dordaviprone occurs. Depending on the extent of these or any other required studies, approval of any NDA or any future application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA and/or foreign health authorities to approve our NDA or foreign application.

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

Before obtaining full regulatory approval for the sale of our product candidates, including dordaviprone, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In the case of dordaviprone, early studies were open label studies of brain tumor patients, whereas the ongoing Phase 3 ACTION Study is a double blinded, placebo-controlled study. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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
•delays in obtaining, or failure to obtain, authorization of Investigational New Drug applications or to commence a trial;
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
•the General Data Protection Regulation (GDPR), which impose obligations on companies in relation to the handling of personal data of individuals within the EU and UK, along with related national legislation;
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

For example, in March 2010, the ACA was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. However, there have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the second Trump administration will impact the ACA and our business.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, (1) directs the U.S. Department of Health and Human Services (DHHS) to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for 7 years covered under Medicare (the Medicare Drug Price Negotiation Program) and (2) imposes rebates under

Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits DHHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. DHHS has and will continue to issue and update guidance as these programs as implemented. These provisions have begun taking effect progressively starting in fiscal year 2023. On August 15, 2024, DHHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, DHHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. While the IRA predominantly focuses on controlling spending of drugs that are covered by Medicare, and our product candidates, if approved, are not expected to target the Medicare population, other similar legislation may be implemented in the future that may be broader in scope and may adversely affect our operations, including our ability to commercialize our product candidates, if approved, successfully. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain pharmaceutical products from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Such reform efforts are likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, lower reimbursement, and additional downward pressure on the price that we receive for any future approved product. We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections.

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

In September 2022, we completed the sale of our TEMBEXA program and related assets to Emergent. Under the terms of the sale, we are entitled to contingent consideration, including milestone payments and royalties, dependent upon the further development and commercial success of TEMBEXA. Accordingly, our ability to receive the contingent consideration will depend, in part, on Emergent’s ability to successfully develop and commercialize TEMBEXA. If Emergent is unable to successfully or timely integrate TEMBEXA operations into its business, it may not be able to realize the revenue growth, milestone achievements, synergies and other anticipated benefits resulting from the Asset Sale, and consequently, we may not receive all, or any, of the contingent payments under the Asset Purchase Agreement. The milestones set forth in the Asset Purchase Agreement may not be achieved on a timely basis, if at all, or disagreements may occur regarding the achievement of such milestones, and we may not receive any future contingent payments. In September 2024, BARDA and Emergent agreed to amend the terms of the BARDA Agreement for sales of TEMBEXA. It is unclear whether this amendment to the BARDA Agreement will affect the timing or ability of Emergent to achieve the sales milestones set forth in the Asset Purchase Agreement. We are currently evaluating our next steps with respect to Emergent regarding such amendment. Any failure to achieve or be paid such milestones, or a perception that the milestones may not be achieved or be paid, may adversely affect our business and the value of our common stock.

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

Our strategy for dordaviprone, is to build a platform and establish a specialty contract sales force, partner sales force or an internally developed commercial organization to promote the product to healthcare professionals and third-party payers in the United States. Outside of the United States, we may seek to commercialize dordaviprone ourselves or through distribution or other collaboration arrangements. If we elect to develop dordaviprone for other indications, we will plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs, reimbursement complexities and our available resources. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the distribution and sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that are not covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales, including sales of dordaviprone, will be adversely affected.

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

Competitors or suppliers of grey-market goods, may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we have filed or may be required to file legal claims, which can be expensive and time-consuming. For example, we have initiated patent infringement proceedings in Germany against a supplier in contravention of certain patents we own or license covering dordaviprone and ONC206.

In an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third-party may also cause the third-party to bring counterclaims against us. For example, the German supplier against whom we have asserted patent infringement has counterclaimed seeking to invalidate the specific patent we have asserted.

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

Patient demand for dordaviprone or ONC206 outside of our clinical trial could impair the conduct or delay the completion of our controlled clinical trials. Currently, there are a limited number of therapeutic options available to glioma patients suffering from this severe and life-threatening disease. In the face of a glioma diagnosis, patients will often turn to alternate means of access to drug outside the scope of our current clinical trials. We are, and from time to time may be, aware of such counterfeit providers that purport to supply dordaviprone, ONC206 or similar versions thereof. We have taken and intend to continue taking meaningful action to eliminate such counterfeit supplies when and if appropriate. For example, we have initiated patent and trademark infringement litigation and unfair trade practice claims in Germany against identified sources of counterfeit supplies for dordaviprone and ONC206, seeking among other things to enjoin the availability of such counterfeit supplies.

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

Competition for Phase 3 ACTION Study eligible patients from Investigator Initiated Clinical Trials (IITs) could result in losses.

We currently provide investigational product for the Biological Medicine for Diffuse Intrinsic Pontine Glioma (DIPG) Eradication (BIOMEDE 2.0) IIT, sponsored by Gustave Roussy, in Paris, France. The BIOMEDE 2.0 Study is a multicenter, randomized open-label phase-3 controlled trial evaluating the efficacy and safety of dordaviprone and radiation in comparison with everolimus and radiation (primary objective based on internal comparison) and subsequently to historical controls. Currently, the BIOMEDE 2.0 Study is open in France to pre-radiotherapy newly diagnosed H3 K27M and H3 K27me3-loss glioma patients. Some of these patients may be eligible for the Phase 3 ACTION Study following radiotherapy. While we believe that the impact is likely to be small in light of the small geographic footprint and limited eligibility overlap, competing enrollment could have a negative effect on our ability to enroll the Phase 3 ACTION Study. Patients may prefer to enroll in the BIOMEDE 2.0 IIT instead of the Phase 3 ACTION Study because that study does not contain a placebo control arm, cross-over is allowed at progression, and treatment can be initiated with radiation. Patient preference for the BIOMEDE 2.0 IIT could impair the conduct or delay the initiation or completion of the Phase 3 ACTION Study. If completion of the Phase 3 ACTION Study is delayed, our development costs may increase, our approval process could be delayed, any periods during which we may have the exclusive right to commercialize dordaviprone may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business. We previously worked with another IIT sponsor to amend the protocol to remove potentially Phase 3 ACTION Study eligible patients. This decision could prompt adverse publicity or other disruptions related to potential participants in the IITs. While the Company has negotiated a right to obtain access to the data from the BIOMEDE 2.0 Study at a specified price should the Company desire to do so in support of a commercial authorization, there is no assurance that the Company will be able to enter into a definitive agreement.

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

While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. As of December 31,

2024, 37.6% of all of outstanding options had an exercise price above the closing price of the stock on that date, which could adversely affect employee motivation and create a threat to retention. If our share-based compensation ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

At this time, subject to limited exceptions, we are required to seek stockholder approval of future increases to the number of shares underlying our 2024 Equity Incentive Plan (or a successor plan) and 2013 Employee Stock Purchase Plan (ESPP). In the event we are unable to obtain stockholder approval of such future increases, our ability to attract, retain and motivate employees through the use of share-based compensation would be substantially curtailed.

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
•dordaviprone’s potential to rapidly become a standard of care and a meaningful therapy for patients with limited treatment options;
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
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors, including the acquisition by Jazz;
•uncertainties as to the timing and the completion of the acquisition by Jazz;
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

In the past we have not met, and may in the future not comply with all applicable requirements of Nasdaq, and if Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On June 27, 2024, we received a letter from the Listing Qualifications Department (the staff), notifying us that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until December 24, 2024, to regain compliance with Nasdaq’s bid price requirement. On December 24, 2024, we received a letter from the staff notifying us that the staff had determined that for 10 consecutive business days, from December 10, 2024 to December 23, 2024, the minimum closing bid price for our common stock was at least $1.00 per share. Accordingly, the staff has determined that we have regained compliance with Listing Rule 5450(a)(1) and it has indicated that the matter is now closed.

There can be no assurance, however, that we will be able to maintain compliance with Listing Rule 5450(a)(1) in the future. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based upon shares of common stock outstanding as of December 31, 2024, our executive officers, directors, 5% stockholders (known to us through available information) and their affiliates beneficially owned approximately 24.7% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, including pursuant to any at-the-market agreements, such as the at-the-market offering program that we entered into with Jefferies LLC in February 2024, such sales may result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

Pursuant to the 2024 Plan, our management is authorized to grant stock awards to our employees, directors and consultants. In addition, our board of directors may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the terms of our ESPP, or through inducement awards in accordance with Nasdaq listing rules. To the extent we seek, and our stockholders approve, future increases to the number of shares underlying our 2024 Plan and ESPP, or we grant inducement awards, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

As of December 31, 2024, we had net operating loss (NOL) carryforwards of $466.4 million and $451.3 million available to reduce future taxable income, if any, for U.S. federal and state income tax purposes, respectively. Our federal NOLs generated in tax years beginning before January 1, 2018, are only permitted to be carried forward for 20 years under applicable U.S. tax law. If not utilized, our federal and state NOL carryforwards begin to expire in 2035 and 2024, respectively. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as amended by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

Risks Related to Data Privacy

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure, or an actual or perceived failure by third parties with whom we work, to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, and other sensitive data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (CCPA) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, we are subject to the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR). Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the GDPR/ 17.5 million pounds sterling under the UK GDPR, or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The Swiss Federal Act on Data Protection (FADP) also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. In Europe, the Network and Information Security Directive (NIS2) aims to improve the resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead up to an administrative fines of a maximum €10 million or up to 2% of the total worldwide turnover of the preceding financial year.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA), Switzerland, and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions have already and may adopt similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA, Switzerland, and United Kingdom to the United States in compliance with law, such as the EEA standard contractual clauses, the United Kingdom’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the United Kingdom extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our collaborators to impose specific contractual restrictions on their service providers. We publish privacy policies, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences

Obligations related to data privacy and security (and consumers' data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which has and may in the future necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

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

Risks Related to Information Technology

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

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

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by Artificial Intelligence, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation clinical trial data processing, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, which has occurred in the past, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future.

We have in the past and may in the future expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators, and investors. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management's attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

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

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, contract research organizations, contract manufacturing organizations, distributors, and supply chain resources. We have a vendor qualification and management program designed to manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process involves different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. For example, we may conduct vendor qualification audits that assess a potential third party’s cybersecurity risk potential. We may conduct a vendor risk assessment that evaluates the likelihood and potential impact of a cybersecurity threat involving the third-party service provider, based on factors such as the type and scope of services, the data processed, and the third-party service provider’s security practices. We may request security attestations and certifications to verify that the vendor has met the relevant industry standards and best practices for cybersecurity. We may establish security clauses in our agreements with third-party service providers that address such matters as the roles, responsibilities, and expectations of both parties regarding cybersecurity, such as the security policies and procedures, the incident response and notification expectations, the remediation measures to be adopted, the responsibility for losses associated with incidents.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the “Risks Related to Information Technology.” The Company has not experienced a cybersecurity incident that has materially affected the company.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board of Directors’ Audit Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Director of Information Technology who has more than 20 years of experience in IT and cybersecurity. She holds many industry certifications in areas including Security Management and Cybersecurity and IT Service Delivery. Her previous positions include work in Security Operations Centers supporting enterprise corporations’ security infrastructure and implementation and troubleshooting of network and security appliances.

The Information Technology and Legal departments are responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy and communicating key priorities to relevant personnel. The Director of Information Technology and Assistant General Counsel are also responsible for helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including Legal, the CFO, the CEO, and the IT department, and help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the Audit Committee of the Board of Directors for certain cybersecurity incidents.

The Audit Committee of the Board of Directors receives quarterly reports from the Director of IT concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented (or plans to implement) to address them. The Audit Committee of the Board of Directors also may request various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

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

Stockholders

As of March 14, 2025, there were 61 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. Additionally, the A&R Loan Agreement may prohibit us from declaring or paying dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements.”

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

Recent Developments

Agreement and Plan of Merger

On March 4, 2025, we entered into the Merger Agreement with Jazz Pharmaceuticals Public Limited Company, an Irish public limited company (Jazz) and Pinetree Acquisition Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Jazz (Purchaser). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Jazz has agreed to cause Purchaser to commence a tender offer to acquire all of our outstanding shares at a price of $8.55 per share in cash, without interest and subject to reduction for any applicable withholding taxes (the Offer Price), representing a total consideration of approximately $935 million. Upon the successful completion of the tender offer, Jazz will acquire all shares not acquired in the tender through a second-step merger for the same consideration per share paid in the tender offer. Our Board of Directors unanimously recommended that our shareholders tender their shares in the tender offer.

The transaction is subject to customary closing conditions, including the tender of a majority of the outstanding shares of our voting common stock and other conditions. At the Effective Time (as defined in the Merger Agreement), each outstanding share of the Company (other than certain exceptions as described therein) will automatically be converted into the right to receive the Offer Price, without any interest thereon and subject to any withholding of applicable taxes. We anticipate the transaction will close in the second quarter of 2025. Following the completion of the tender offer and subject to the terms and conditions of the Merger Agreement, the Company will survive as a wholly owned subsidiary of Jazz and cease to be a publicly traded company.

The Merger Agreement contains customary termination rights for us and Jazz. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Jazz a termination fee of $35 million in cash. For more information, please see “Business—Agreement and Plan of Merger—Additional Information and Where to Find It.”

Dordaviprone

New Drug Application (NDA)

On February 14, 2025, the U. S. Food and Drug Administration (FDA) accepted for filing our NDA seeking accelerated approval of dordaviprone for treatment of patients with recurrent H3 K27M-mutant diffuse glioma. In its acceptance, FDA confirmed that the NDA will receive priority review under the Prescription Drug User Fee Act (PDUFA). The target date for completion of FDA’s review of the NDA (i.e., PDUFA date) is August 18, 2025. FDA has indicated that it is not planning to hold an Oncologic Drug Advisory Committee (ODAC) meeting at this time.

The NDA was based on recent program milestones and additional supportive data:

•Substantial enrollment of the Phase 3 ACTION study;
•Phase 2 objective response rate of the 50-patient primary efficacy analysis assessed by blinded independent central review as the primary basis of efficacy in the NDA;
•Several response assessments, including the most contemporary response assessment criteria for gliomas, Response Assessment in Neuro-Oncology 2.0 (“RANO 2.0”), under which dordaviprone demonstrated an objective response rate of 28%, a median duration of response of 10.4 months and a median time to response of 4.6 months;
•Additional clinical data sets and patient narratives supportive of the primary efficacy analysis observed to date;
•Clinical and nonclinical demonstration of dordaviprone-driven reversal of the central hallmark of H3 K27M-mutant glioma, H3K27 trimethyl loss;
•Comprehensive safety database of glioma patients and healthy volunteers that supports a favorable benefit/risk profile observed to date; and
•Comprehensive clinical pharmacology and chemistry, manufacturing, and controls studies.

Additionally, dordaviprone for H3 K27M-mutant diffuse glioma has received FDA rare pediatric disease designation. Should the Company be awarded a rare pediatric disease priority review voucher with approval of the NDA and thereafter sell such rare pediatric disease priority review voucher to a third party, 50% of the net proceeds from such sale would be payable to the former securityholders of Oncoceutics, Inc. pursuant to the Agreement and Plan of Merger with Oncoceutics, Inc., dated as of January 7, 2021.

Phase 3 ACTION Study

The Phase 3 ACTION Study is currently enrolling H3 K27M-mutant glioma patients in 18 countries in North and South America, Europe, the UK, Israel, Australia and Asia. Management expects interim overall survival (OS) data from the trial to be available in 2026. The ACTION Study enrolls patients shortly after they have completed front-line radiation therapy that is the standard of care for glioma. The study is designed to enroll 450 patients randomized 1:1:1 to receive dordaviprone at one of two dosing frequencies or placebo. Participants are randomized to receive either: (i) 625mg of dordaviprone once per week, (ii) 625mg twice per week on two consecutive days or (iii) placebo. The study is open to pediatric and adult patients >10kg body weight and the dose will be scaled by body weight for patients weighing less than 52.5kg. Primary endpoints include OS and progression-free survival (PFS). OS will be assessed for efficacy at three alpha-allocated timepoints consisting of two interim assessments by the Independent Data Monitoring Committee (IDMC) at 164 events and 246 events, respectively, and a final assessment at 327 events. The final PFS analysis will be performed after 286 events, with progression assessed using response assessment in neuro-oncology-high grade glioma (RANO) criteria by blinded independent central review (BICR). Secondary endpoints include corticosteroid response, performance status response, change from baseline in quality of life (QoL) assessments and change from baseline in neurologic function as assessed by the Neurologic Assessment in Neuro-Oncology (NANO) scale. A pre-specified safety review of patients in the ACTION study was conducted by the IDMC, which did not identify any safety concerns, and recommended that the study continue as planned and designed. The ACTION study remains an important study as it is evaluating dordaviprone in a different line of therapy (front-line/pre-recurrence) than the potential accelerated approval NDA in the recurrent H3 K27M-mutant diffuse glioma setting. Additionally, should the currently submitted NDA for dordaviprone lead to an accelerated approval in the recurrent setting, it is possible the FDA may identify the ACTION study as a confirmatory study for full approval.

ONC206

ONC206 is a second generation imipridone ClpP agonist and DRD2 antagonist that has demonstrated monotherapy efficacy in advanced solid tumor models. Oral ONC206 has been well tolerated and achieved prolonged exposures above target thresholds in Phase 1 dose escalation trials at dose frequencies up to twice per day on three consecutive days per week (BID TIW).

The dose escalation studies of ONC206 have enrolled over 100 pediatric and adult patients with CNS tumors. Thus far, a similar safety profile has been observed in the pediatric and adult populations, with the majority of treatment-related adverse events (fatigue, lymphocyte count decrease and vomiting) being mild to moderate. No significant change in the overall safety profile has been reported to date as dosing has escalated and intensified in frequency from once per week to twice per day on three consecutive days per week. Completion of dose escalation is expected to occur in Q2 of 2025.

Nonclinical studies remain ongoing to identify additional oncology indications for further development of ONC206.

Silicon Valley Bank (SVB) Term Loan

On December 23, 2024, we entered into an Amended and Restated Loan and Security Agreement (A&R Loan Agreement) with SVB, a division of First-citizens Bank & Trust Company, which provides for a term loan facility in an aggregate principal amount of up to $30.0 million available in two tranches. Tranche A of $20.0 million is available at closing through February 28, 2026 in minimum increments of $10.0 million. Tranche B of $10.0 million is available upon SVB’s credit approval through February 28, 2027. In connection with the A&R Loan Agreement, we issued a Warrant to Purchase Stock to SVB to purchase a maximum of 149,253 shares of our common stock with an exercise price equal to $2.68 per share. See “—Liquidity and Capital Resources—Credit Facility” of this Item 7 and Note 1 to our Consolidated Financial Statements included in this Annual Report for information.

Financial Overview

Revenues

To date, we have generated modest, non-recurring revenue from product sales. Since inception, other than 2022 which included product sales, all of our revenue to date has been derived from government and private foundation grants, a government contract, and the receipt of up-front proceeds under our license agreements.

Emergent BioSolutions, Inc.

On September 26, 2022, the Company completed the sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale). The Company recognized approximately $3,000, $0.2 million and $0.5 million of contract revenue related to support provided to Emergent for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At December 31, 2024, the Company had a deferred revenue balance of $0.1 million related to these grants. Additionally, for the twelve months ended months ended December 31, 2024, 2023 and 2022, the Company recognized $0.2 million, $30,000 and $0.5 million, respectively, of grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the twelve months ended December 31, 2024, the Company recognized no license revenue and for the twelve months ended December 31, 2023 and 2022, the Company recognized approximately $0.1 million and $0.5 million, respectively, of license revenue related to this agreement.

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

	Years Ended December 31,
	2024	2023	2022
Direct research and development expenses	$42,593	$41,875	$42,227
Research and development personnel costs - excluding stock-based compensation	19,744	16,287	18,615
Research and development personnel costs - stock-based compensation	6,024	7,092	8,267
Indirect research and development expenses	6,213	3,534	2,522
Total research and development expenses	$74,574	$68,788	$71,631

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, commercial, investor relations, information technology, legal, human resources and administrative support functions, including share-based compensation expenses and benefits. Other significant general and administrative expenses include costs related to accounting and legal services, pre-launch activities related to dordaviprone, costs of various consultants, director and officer liability insurance, occupancy costs and information systems.

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

Share-based Compensation

The Financial Accounting Standards Board (FASB) authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Total consolidated share-based compensation expense of $9.5 million, $17.5 million and $15.3 million was recognized in the years ended December 31, 2024, 2023 and 2022, respectively. The share-based compensation expense recognized included expense for stock options, RSUs and our employee stock purchase plan purchase rights. In 2023, non-cash expense of $5.1 million was recorded related to the one-time recognition of stock option and RSU expense in order to match the grant expense to the service period for the role in which the grants were originally made following the transition of the Company’s then CEO to Chairman of the Board of Directors. Additionally, the vesting of these awards remains contingent on future service.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. In addition, our reported financial condition and results of operations could vary if new accounting standards are enacted that are applicable to our business.

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2024 included in this Annual Report. We believe that our accounting policies relating to revenue recognition, research and development prepaids and accruals, acquired IPR&D, inventories, employee retention credit, investments, share-based compensation and utilization of net operating loss carryforwards are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 1 to our consolidated financial statements included in this Annual Report.

Revenue Recognition

The Company’s revenues generally consist of (i) contract and grant revenue—revenue generated under federal government and private foundation grants and contracts, (ii) licensing revenue—revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements (iii) royalty revenue—revenue related to sales of TEMBEXA made by Emergent after the Asset Sale, and (iv) procurement revenue—revenue related to sales of TEMBEXA prior to the Asset Sale. Revenue is recognized in accordance with the criteria outlined in Accounting Standards Codification (ASC) 606 issued by the Financial Accounting Standards Board (FASB). Following this accounting pronouncement, a five-step approach is applied for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

Emergent BioSolutions, Inc.

On September 26, 2022, the Company completed the sale to Emergent of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets (the Asset Sale). The Company recognized approximately $3,000, $0.2 million and $0.5 million of contract revenue for support provided for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the federal government and private foundations is recognized as allowable costs are incurred and fees are earned. At December 31, 2024, the Company had a deferred revenue balance of $0.1 million related to these grants. Additionally, for the twelve months ended December 31, 2024, 2023 and 2022, the Company recognized $0.2 million, $30,000 and $0.5 million, respectively, of grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the twelve months ended December 31, 2024, the Company recognized no license revenue and for the twelve months ended December 31, 2023 and 2022, the Company recognized approximately $0.1 million and $500,000, respectively, of license revenue related to this agreement.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines prepaid and accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2024, there had been no material adjustments to our prior period estimates of prepaid and accruals for research and development expenses. Our research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Share-based compensation expense includes stock options, RSUs and employee stock purchase plan purchase rights and has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Income Statement Classification:
Research and development expense	$6,024	$7,092	$8,267
General and administrative expense	3,458	10,365	7,018
Total stock-based compensation expense	$9,482	$17,457	$15,285

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

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2024, 2023, and 2022 are set forth below:

Stock Options

	Years Ended December 31,
	2024	2023	2022
Expected volatility	82.92%	83.20%	74.27%
Expected term (in years)	5.9	5.7	6.0
Weighted-average risk-free interest rate	3.97%	3.87%	1.91%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$0.67	$1.13	$3.33

Employee Stock Purchase Plan

	Years Ended December 31,
	2024	2023	2022
Expected volatility	62.13%	94.64%	104.88%
Expected term (in years)	1.34	1.50	1.28
Weighted-average risk-free interest rate	4.08%	4.63%	2.63%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$0.59	$0.75	$1.97

Utilization of Net Operating Loss Carryforwards

As of December 31, 2024, we had net operating loss carryforwards for federal and state tax purposes of approximately $466.4 million and $451.3 million, respectively. As of December 31, 2023, we had net operating loss carryforwards for federal and state tax purposes of approximately $423.2 million and $416.0 million, respectively. In addition, we had tax credit carryforwards for federal tax purposes of approximately $33.1 million as of December 31, 2024. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50 percent change, by value, in our equity ownership over a three-year period, utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Furthermore, under the Tax Act, as amended by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2024 and December 31, 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and December 31, 2023, together with the changes in those items in dollars and percentages (in thousands, except percentages):

	Years Ended December 31,		Dollar Change	% Change
	2024	2023	Increase/(Decrease)
Revenues:
Contract and grant revenue	$212	$275	$(63)	(22.9)%
Licensing revenue	—	49	(49)	(100.0)%
Total revenues	212	324	(112)	(34.6)%
Operating expenses:
Research and development	74,574	68,788	5,786	8.4%
General and administrative	22,205	24,601	(2,396)	(9.7)%
Total operating expenses	96,779	93,389	3,390	3.6%
Loss from operations	(96,567)	(93,065)	(3,502)	3.8%
Other income:
Interest income and other, net	8,180	10,970	(2,790)	(25.4)%
Net loss	$(88,387)	$(82,095)	$(6,292)	7.7%

Contract and Licensing Revenue

For the year ended December 31, 2024, total revenues decreased to $0.2 million compared to $0.3 million for the year ended December 31, 2023.

Research and Development Expenses

For the year ended December 31, 2024, our research and development expenses increased to $74.6 million compared to $68.8 million for the year ended December 31, 2023. The increase of $5.8 million, or 8.4%, was primarily related to the following:

•an increase of $2.4 million in compensation expenses;
•an increase of $2.0 million related to the conduct of the ACTION Phase 3 clinical study; and
•an increase of $1.5 million related to the development of ONC206.

General and Administrative Expenses

For the year ended December 31, 2024, our general and administrative expenses decreased to $22.2 million compared to $24.6 million for the year ended December 31, 2023. The decrease of $2.4 million, or 9.7%, was primarily related to the following:

•a decrease of $5.4 million in compensation expenses, primarily related to non-cash stock compensation expenses; offset by
•an increase of $3.0 million in legal, pre-launch commercial activities and other operational expenses.

Interest Income and Other, Net

For the year ended December 31, 2024, our interest income and other, net was $8.2 million compared to interest income of $11.0 million for the year ended December 31, 2023. The decrease of $2.8 million was largely attributable to a decrease in interest earned on lower cash balances.

Comparison of the Years ended December 31, 2023 and December 31, 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and December 31, 2022, together with the changes in those items in dollars and percentages (in thousands, except for percentages):

	Years Ended December 31,		Dollar Change	% Change
	2023	2022	Increase/(Decrease)
Revenues:
Procurement revenue	$—	$31,971	$(31,971)	(100.0)%
Contract and grant revenue	275	942	(667)	(70.8)%
Licensing revenue	49	536	(487)	(90.9)%
Royalty revenue	—	375	(375)	(100.0)%
Total revenues	324	33,824	(33,500)	(99.0)%
Cost of goods sold	—	447	(447)	(100.0)%
Gross Profit	324	33,377	(33,053)	(99.0)%
Operating expenses:
Research and development	68,788	71,631	(2,843)	(4.0)%
General and administrative	24,601	22,132	2,469	11.2%
Total operating expenses	93,389	93,763	(374)	(0.4)%
Loss from operations	(93,065)	(60,386)	(32,679)	54.1%
Other income:
Interest income and other, net	10,970	2,919	8,051	275.8%
Gain on sale of business, net	—	229,670	(229,670)	(100.0)%
(Loss) income before income taxes	(82,095)	172,203	(254,298)	(147.7)%
Income tax expense	—	36	(36)	(100.0)%
Net (loss) income	$(82,095)	$172,167	$(254,262)	(147.7)%

Procurement, Contract, Licensing and Royalty Revenue

For the year ended December 31, 2023, total revenues decreased to $0.3 million compared to $33.8 million for the year ended December 31, 2022. The decrease of $33.5 million, or 99.0%, was primarily related to the deliveries under the international TEMBEXA procurement agreements.

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
•a decrease of $0.7 million in TEMBEXA expenses as the asset was sold to Emergent in 2022; offset by
•an increase of $6.8 million related to dordaviprone research and development expenses and start-up expenses related to the ACTION Phase 3 study of dordaviprone in patients who harbor the H3 K27M-mutation.

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

Interest Income and Other, Net

For the year ended December 31, 2023, our interest income and other, net was $11.0 million compared to interest income of $2.9 million for the year ended December 31, 2022. The increase of $8.1 million was largely attributable to the increased cash balance from proceeds received during 2022 related to the Asset Sale with Emergent.

Gain on Sale of Business, Net

For the year ended December 31, 2022, we recorded a net gain of $229.7 million related to the sale of the exclusive worldwide rights to brincidofovir, including TEMBEXA and specified related assets to Emergent.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, we had capital available to fund operations of approximately $140.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We have incurred losses since our inception in 2000 and as of December 31, 2024, we had an accumulated deficit of $883.9 million. We may continue to incur losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

Credit Facility

On January 31, 2022, we entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank, now a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The Loan Agreement was amended by certain Amendment to Loan and Security Agreement dated as of November 21, 2023 and amended and restated on December 23, 2024 (the Effective Date) with the Lender (the A&R Loan Agreement). The A&R Loan Agreement provides for a term loan facility (the Credit Facility) in an aggregate principal amount of up to $30.0 million available in two tranches (the Term Loans). Tranche A of $20.0 million is available at closing through February 28, 2026 in minimum increments of $10.0 million. Tranche B of $10.0 million is available upon Lender’s credit approval through February 28, 2027. Proceeds from the Credit Facility may be used for working capital and general corporate purposes. We have no obligation to draw down any amount under the Credit Facility, and have not drawn down any amount as of December 31, 2024. See Note 1 to our Consolidated Financial Statements included in this Annual Report for information.

At-the-Market Offering

On February 29, 2024, we entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $75 million of shares of our common stock. On the same day, we filed a shelf registration statement on Form S-3 with the SEC, which contains a base prospectus, covering up to a total aggregate offering price of $250 million of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, covering the offering, issuance and sale of up to a maximum aggregate offering price of $75 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. The $75 million of shares that may be issued and sold from time to time under the Jefferies Sales Agreement is included in the $250 million of securities that may be offered, issued and sold by us pursuant to our shelf registration statement. As of December 31, 2024, the Company had sold an aggregate of 2.3 million shares of common stock at a weighted average price per share of $3.16 for $6.9 million of proceeds net of commissions.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods (in thousands):

	Years Ended December 31,
Cash sources and uses:	2024	2023	2022
Net cash used in operating activities	$(74,977)	$(69,088)	$(46,867)
Net cash provided by (used in) investing activities	71,316	70,599	70,037
Net cash provided by (used in) financing activities	7,049	308	(12,725)
Net increase in cash and cash equivalents	$3,388	$1,819	$10,445

Operating Activities

Net cash used in operating activities of $75.0 million for the year ended December 31, 2024 was primarily the result of our net loss of $88.4 million offset by the change in operating asset and liabilities and add-back of non-cash adjustments. The change in operating assets and liabilities includes an increase in accounts payable and accrued liabilities of $5.5 million and a decrease in prepaid expenses and other assets of $2.0 million, offset by an increase in accounts receivable of $0.1 million. Non-cash adjustments included an add-back of $9.5 million for stock-based compensation, $0.3 million for amortization of debt issuance costs and $0.1 million of depreciation of property and equipment, offset by $3.8 million of amortization of discount/premium on investments.

Net cash used in operating activities of $69.1 million for the year ended December 31, 2023 was primarily the result of our net loss of $82.1 million offset by the change in operating assets and liabilities and the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in prepaid expenses and other assets of $3.4 million and a decrease in accounts receivable of $1.0 million, offset by a decrease in accounts payable and accrued liabilities of $2.1 million. Non-cash expenses included an add-back of $17.5 million for stock-based compensation, $0.2 million for amortization of debt issuance costs and $0.1 million of depreciation of property and equipment, offset by $7.0 million of amortization of discount/premium on investments.

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

Investing Activities

Net cash provided by investing activities of $71.3 million during the year ended December 31, 2024 was primarily the result of the redemptions/maturities of $185.5 million in short-term investments, the sale of short-term investments of $6.0 million, the redemption of long-term investments of $5.2 million, and the sale of long-term investments of $5.9 million, offset by purchases of $69.8 million of short-term investments, purchases of $61.1 million of long-term investments, and purchases of property and equipment of $0.3 million. Net cash provided by investing activities of $70.6 million during the year ended December 31, 2023 was primarily the result of the maturity of $199.2 million in short-term investments, offset by purchases of $90.0 million of short-term investments and the purchase of $38.5 million of long-term investments. Net cash provided by investing activities of $70.0 million during the year ended December 31, 2022 was primarily the result of $234.0 million of proceeds from the sale of

TEMBEXA, the maturity of $69.5 million of short-term investments and the sale of $7.7 million of short-term investments, offset by the purchases of $183.2 million of short-term investments and the purchase of $57.8 million long-term investments.

Financing Activities

Net cash provided by financing activities of $7.0 million for the year ended December 31, 2024 was primarily the result of proceeds of $6.8 million from the issuance of common stock and $0.6 million from purchases under the ESPP, partially offset by the payment of $0.4 million of debt issuance costs. Net cash provided by financing activities of $0.3 million for the year ended December 31, 2023 was primarily the result of $0.5 million from purchases under the ESPP, partially offset by the payment of $0.2 million of debt issuance costs. Net cash used by financing activities of $12.7 million for the year ended December 31, 2022 was primarily the result of the $14.0 million payment of the note payable related to the Oncoceutics acquisition and the payment of $0.2 million of debt issuance costs, partially offset by $1.5 million from the exercise of stock options and purchases under the ESPP.

Future Funding Requirements

To date, we have generated modest, non-recurring revenue from product sales. Since inception, other than 2022 which included product sales, all of our revenue to date derived from government grants and a contract and the receipt of up-front proceeds under our collaboration and license agreements.

We do not know when, or if, we will generate any additional revenue from product sales or receive royalties from our partners' product sales. We do not expect to generate significant revenue from product sales unless and until we commercialize dordaviprone or any of our other product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Furthermore, subject to obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital requirements for at least the next 12 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

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

MATERIAL CASH REQUIREMENTS

Leases. See Note 4 of Notes to Consolidated Financial Statements included in this Annual Report for information, including the future operating lease minimum payments.

In addition to the amounts set forth above, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones. We will be required to make additional payments when certain milestones are achieved, and we are obligated to pay royalties based on future product sales. As of December 31, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. In connection with the development and commercialization of ONC201, ONC206 and ONC212, in addition to royalties on product sales, we could be required to pay former Oncoceutics securityholders up to an aggregate of $340.0 million in remaining milestone payments, assuming the achievement of all remaining applicable milestone events under the merger agreement.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2024 or 2023.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Chimerix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chimerix, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Accrued Research and Development Expenses

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, within total accrued liabilities the Company has recorded $9.3 million of accrued research and development expenses, which includes costs resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with its research and development efforts. As the financial terms of these contracts vary by contract and may result in payment flows that do not match the periods over which materials or services are provided, the Company develops estimates to match expenses with the period in which services and efforts are expended. The Company also considers accrual estimates through discussions with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company accounts for these expenses according to the progress of its research and development efforts.

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
Raleigh, North Carolina
March 21, 2025

CHIMERIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$31,049	$27,661
Short-term investments, available-for-sale	100,594	155,174
Accounts receivable	57	4
Prepaid expenses and other current assets	4,251	6,271
Total current assets	135,951	189,110
Long-term investments	8,475	21,657
Property and equipment, net of accumulated depreciation	417	224
Operating lease right-of-use assets	951	1,482
Other long-term assets	214	301
Total assets	$146,008	$212,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,938	$2,851
Accrued liabilities	19,933	15,592
Total current liabilities	23,871	18,443
Line of credit commitment fee	—	125
Lease-related obligations	458	1,177
Total liabilities	24,329	19,745
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2024 and 2023; 92,209,175 and 88,929,300 shares issued and outstanding at December 31, 2024 and 2023, respectively	92	89
Additional paid-in capital	1,005,475	988,457
Accumulated other comprehensive gain, net	23	7
Accumulated deficit	(883,911)	(795,524)
Total stockholders’ equity	121,679	193,029
Total liabilities and stockholders’ equity	$146,008	$212,774

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Procurement revenue	$—	$—	$31,971
Contract and grant revenue	212	275	942
Licensing revenue	—	49	536
Royalty revenue	—	—	375
Total revenues	212	324	33,824
Cost of goods sold	—	—	447
Gross Profit	212	324	33,377
Operating expenses:
Research and development	74,574	68,788	71,631
General and administrative	22,205	24,601	22,132
Total operating expenses	96,779	93,389	93,763
Loss from operations	(96,567)	(93,065)	(60,386)
Other income:
Interest income and other, net	8,180	10,970	2,919
Gain on sale of business, net	—	—	229,670
(Loss) income before income taxes	(88,387)	(82,095)	172,203
Income tax expense	—	—	36
Net (loss) income	(88,387)	(82,095)	172,167
Other comprehensive income (loss):
Unrealized gain (loss) on debt investments, net	16	344	(316)
Comprehensive (loss) income	$(88,371)	$(81,751)	$171,851
Per share information:
Net (loss) income, basic	$(0.99)	$(0.93)	$1.97
Net (loss) income, diluted	$(0.99)	$(0.93)	$1.94

Weighted-average shares outstanding, basic	89,699,074	88,604,026	87,555,110
Weighted-average shares outstanding, diluted	89,699,074	88,604,026	88,776,147

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2021	86,884,266	$87	$953,782	$(21)	$(885,596)	$68,252
Share-based compensation	—	—	15,285	—	—	$15,285
Exercise of stock options	271,079	—	608	—	—	$608
Employee stock purchase plan purchases	535,255	1	860	—	—	$861
RSU stock issuance	363,527	—	—	—	—	$—
Comprehensive loss:
Unrealized loss on investments, net	—	—	—	(316)	—	$(316)
Net income	—	—	—	—	172,167	$172,167
Total comprehensive income						$171,851
Balance, December 31, 2022	88,054,127	$88	$970,535	$(337)	$(713,429)	$256,857
Share-based compensation	—	—	17,457	—	—	$17,457
Employee stock purchase plan purchases	429,233	1	465	—	—	$466
RSU stock issuance	445,940	—	—	—	—	$—
Comprehensive income:
Unrealized gain on investments, net	—	—	—	344	—	$344
Net loss	—	—	—	—	(82,095)	$(82,095)
Total comprehensive loss						$(81,751)
Balance, December 31, 2023	88,929,300	$89	$988,457	$7	$(795,524)	$193,029
Share-based compensation	—	—	9,482	—	—	$9,482
Exercise of stock options	8,592	—	14	—	—	$14
Employee stock purchase plan purchases	716,964	1	599	—	—	$600
RSU stock issuance	287,306	—	—	—	—	$—
Issuance of Warrants	—	—	91	—	—	$91
Issuance of common stock, net of issuance costs	2,267,013	2	6,832	—	—	$6,834
Comprehensive income:
Unrealized gain on investments, net	—	—	—	16	—	$16
Net loss	—	—	—	—	(88,387)	$(88,387)
Total comprehensive loss						$(88,371)
Balance, December 31, 2024	92,209,175	$92	$1,005,475	$23	$(883,911)	$121,679

The accompanying notes are an integral part of the consolidated financial statements.

CHIMERIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(88,387)	$(82,095)	$172,167
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	94	91	98
Amortization of debt issuance costs	336	183	233
Amortization of discount/premium on investments	(3,808)	(7,049)	(1,566)
Share-based compensation	9,482	17,457	15,285
Gain on sale of TEMBEXA	—	—	(229,670)
Gain on sale of equipment	—	(8)	—
Gain on sale/redemption of investments	(17)	—	(1)
Lease-related amortization	(113)	(90)	9
Changes in operating assets and liabilities:
Accounts receivable	(53)	1,036	(1,040)
Inventories	—	—	(2,467)
Prepaid expenses and other assets	1,996	3,440	(5,419)
Accounts payable and accrued liabilities	5,493	(2,053)	5,504
Net cash used in operating activities	(74,977)	(69,088)	(46,867)
Cash flows from investing activities:
Purchases of property and equipment	(287)	(89)	(71)
Purchases of short-term investments	(69,830)	(89,982)	(183,245)
Purchases of long-term investments	(61,091)	(38,518)	(57,810)
Proceeds from sales of short-term investments	5,957	—	7,699
Proceeds from redemptions/maturities of short-term investments	185,507	199,180	69,480
Proceeds from sales of long-term investments	5,885	—	—
Proceeds from redemptions of long-term investments	5,175	—	—
Proceeds from sale of TEMBEXA	—	—	233,984
Proceeds from sale of property and equipment	—	8	—
Net cash provided by investing activities	71,316	70,599	70,037
Cash flows from financing activities:
Proceeds from exercise of stock options	14	—	608
Proceeds from employee stock purchase plan	600	465	860
Proceeds from issuance of common stock, net of commissions	6,835	—	—
Payments of debt issuance costs	(400)	(157)	(193)
Payment of note payable	—	—	(14,000)
Net cash provided by (used in) financing activities	7,049	308	(12,725)
Net increase in cash and cash equivalents	3,388	1,819	10,445
Cash and cash equivalents:
Beginning of period	27,661	25,842	15,397
End of period	$31,049	$27,661	$25,842
Supplemental disclosure of cash flow information
Non-cash issuance of stock purchase warrant	$91	$—	$—

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

Available-for-sale debt securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis in interest income and other, net. For the year ended December 31, 2024, $17,000 realized gains or losses were reclassified from accumulated other comprehensive loss, net in the Consolidated Balance Sheets to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities beyond three months at the date of purchase and which mature on, or less than twelve months from, the balance sheet date are classified as short-term. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term.

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

Accounts Receivable

Accounts receivable at December 31, 2024 consisted of amounts billed under the Company’s transition services agreement with Emergent. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. If accounts become uncollectible, they will be written off through a charge to the allowance for doubtful accounts. The Company has not recorded a charge to allowance for doubtful accounts as management believes all receivables are fully collectible.

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

Below is a table that presents information about certain assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
		December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$3,554	$3,554	$—	$—
Total cash equivalents	3,554	3,554	—	—
Short-term investments
U.S. Treasury securities	45,500	32,191	13,309	—
Commercial paper	21,253	—	21,253	—
Corporate bonds	33,841	—	33,841	—
Total short-term investments	100,594	32,191	68,403	—
Long-term investments
U.S. Treasury securities	8,475	—	8,475	—
Total long-term investments	8,475	—	8,475	—
Total assets	$112,623	$35,745	$76,878	$—

		Fair Value Measurements
		December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$24,102	$24,102	$—	$—
Total cash equivalents	24,102	24,102	—	—
Short-term investments
U.S. Treasury securities	99,779	40,336	59,443	—
Commercial paper	44,319	—	44,319	—
Corporate bonds	11,076	—	11,076	—
Total short-term investments	155,174	40,336	114,838	—
Long-term investments
U.S. Treasury securities	21,657	3,975	17,682	—
Total long-term investments	21,657	3,975	17,682	—
Total assets	$200,933	$68,413	$132,520	$—

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development expenses	$1,264	$1,815
Interest receivable	755	1,136
Prepaid insurance	391	431
Other prepaid expenses and current assets	1,841	2,889
Total prepaid expenses and other current assets	$4,251	$6,271

Employee Retention Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) passed by the United States Congress and signed by the President, the Company is eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $2.0 million employee retention credit during twelve months ended December 31, 2022 related to labor costs recognized during 2020 and 2021, which is recorded in prepaid expenses and other current assets. For the twelve months ended December 31, 2022, $1.5 million is recorded as a reduction to research and development expenses and $0.5 million is recorded as a reduction to general and administrative expenses. The Company has filed for refunds and as of December 31, 2024 and 2023, the Company has an receivable balance of $0.2 million and $2.0 million, respectively, recorded to prepaid expenses and other current assets on the Consolidated Balance Sheets. Additionally, the Company cannot reasonably estimate when it will receive any or all of the remaining refunds.

Deferred Loan Costs and Detachable Warrant

On January 31, 2022, the Company entered into a Loan and Security Agreement, by and between the Company, as borrower, and Silicon Valley Bank, as the lender. The Loan Agreement provides for a four-year secured revolving loan facility (the Credit Facility) in an aggregate principal amount of up to $50.0 million.

On November 21, 2023, the Company entered into certain Amendment to the Loan Agreement, which extended the term to September 30, 2026 and increased the unused line fee to 0.35% per annum on the unused portion of the Credit Facility, payable quarterly in arrears.

On December 23, 2024 (the Effective Date), the Company entered into an Amended and Restated Loan and Security Agreement (the A&R Loan Agreement), by and between the Company, as borrower, and SVB, a division of First-Citizens Bank & Trust Company, as the lender (the Lender). The A&R Loan Agreement amends and restates in its entirety that certain Loan and Security Agreement dated as of January 31, 2022, as amended by that certain Amendment to Loan and Security Agreement dated as of November 21, 2023 by and between the Company and Lender.

The A&R Loan Agreement provides for a term loan facility (the Loan Facility) in an aggregate principal amount of up to $30.0 million available in two tranches (the Term Loans). Tranche A of $20.0 million is available at closing through February 28, 2026 in minimum increments of $10.0 million. Tranche B of $10.0 million is available upon Lender’s credit approval through February 28, 2027. Proceeds from the Loan Facility may be used for working capital and general corporate purposes.

The Term Loans are interest-only through March 1, 2026, which may be extended to March 1, 2027 if certain criteria are met. Following the end of the interest-only period the Term Loans are repayable in equal monthly installments through August 1, 2028 (the Maturity Date), at which time the Loan Facility terminates, and all outstanding Term Loans under the Loan Facility, together with all accrued and unpaid interest, must be repaid.

Borrowings under the Loan Facility accrue interest at a floating per annum rate of the greater of (i) the Prime Rate (as defined below) and (ii) 7.0%. Prime Rate is defined as the rate of interest per annum published in The Wall Street Journal or any successor publication thereto as the “prime rate.” If such rate of interest from The Wall Street Journal becomes unavailable, the “Prime Rate” shall mean the rate of interest per annum announced by the Lender as its prime rate in effect. In each case, in the event such prime rate is less than zero, such rate shall be deemed to be zero for purposes of the A&R Loan Agreement. Upon termination of the Loan Facility, the Company will pay to the lender a final payment of 4.0% of the funded Term Loans under the A&R Loan Agreement. In addition, if the Term Loans are prepaid and the A&R Loan Agreement is terminated prior to the

Maturity Date, the Company will pay to the lender a prepayment fee equal to 3.0% if prepaid in the first year, 2.0% if prepaid in the second year and 1.0% if prepaid thereafter prior to the Maturity Date. The prepayment fee will be waived if the Loan Facility is refinanced with Lender.

In addition, on the Effective Date, in connection with the A&R Loan Agreement, the Company issued a Warrant to Purchase Stock (the Warrant) to the Lender to purchase a maximum of 149,253 shares of the Company’s common stock, par value $0.001 per share, with an exercise price (the Exercise Price) equal to $2.68 per share. Of such maximum number of shares, the Warrant may be exercised for up to 37,313 shares beginning on the Effective Date and for up to an additional 111,940 shares at a future time depending on the amount drawn down under the Loan Facility. These detachable warrant instruments qualify for equity classification. The Company calculated the grant date fair value of the exercisable Warrant based on a Black-Scholes model. This amount is recorded to additional paid-in capital and current and non-current deferred loan costs on the Consolidated Balance Sheets.

The Company has no obligation to draw down any amount under the Loan Facility, and has not drawn down any amount as of December 31, 2024.

As of December 31, 2024, the Company has recorded current deferred loan costs of $0.1 million in prepaid expenses and other current assets and non-current deferred loan costs of $0.1 million in other long-term assets on the Consolidated Balance Sheets.

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

Impairment of Property and Equipment

The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For the twelve months ended December 31, 2024 and 2023, no such write-downs have occurred.

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

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation	$6,965	$5,123
Accrued research and development expenses	9,309	7,623
Accrued legal expenses	1,506	581
Other accrued liabilities	2,153	2,265
Total accrued liabilities	$19,933	$15,592

Revenue Recognition

Policy

The Company’s revenues generally consist of (i) contract and grant revenue—revenue generated under federal government and private foundation grants and contracts, (ii) licensing revenue—revenue related to non-refundable upfront fees, royalties and milestone payments earned under license agreements (iii) royalty revenue—revenue related to sales of TEMBEXA made by Emergent after the Asset Sale, and (iv) procurement revenue—revenue related to sales of TEMBEXA prior to the Asset Sale. Revenue is recognized in accordance with the criteria outlined in Accounting Standards Codification (ASC) 606 issued by the Financial Accounting Standards Board (FASB). Following this accounting pronouncement, a five-step approach is applied for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

Emergent BioSolutions, Inc.

On September 26, 2022, the Company completed the sale to Emergent, a US based company, of the Company’s exclusive worldwide rights to brincidofovir, including TEMBEXA® and specified related assets. The Company recognized approximately $3,000, $0.2 million and $0.5 million of contract revenue for support provided for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

Grant Revenue

Grant revenue under cost-plus-fixed-fee grants from the US federal government and US private foundations is recognized as allowable costs are incurred and fees are earned. At December 31, 2024, the Company had a deferred revenue balance of $0.1 million related to these grants. Additionally, for the twelve months ended December 31, 2024, 2023 and 2022, the Company recognized $0.2 million, $30,000 and $0.5 million, respectively, of grant revenue related to these grants.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan. For the twelve months ended December 31, 2024, the Company recognized no license revenue and for the twelve months ended December 31, 2023 and 2022, the Company recognized approximately $0.1 million and $0.5 million, respectively, of license revenue related to this agreement.

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

The Company’s objective is to reflect the appropriate research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company also considers discussions with applicable personnel and outside service providers as to the progress or state of communication of clinical trials, or other services completed. The Company accounts for these expenses according to the progress of its research and development efforts. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its prepaid and accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2024, there had been no material adjustments to the Company’s prior period estimates of prepaid and accruals for research and development expenses. The Company’s research and development prepaids and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through December 31, 2024, with the exception of the fiscal year ended December 31, 2022, and therefore has not recorded any current provision for income taxes in the current year. For the year ended December 31, 2022, the Company recorded net income and incurred a small amount of state income tax expense. As such the Company recorded a provision for current state income taxes for the year ended December 31, 2022.

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

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate forfeitures and records share-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2024, 2023 and 2022, the Company applied a forfeiture rate based on the Company’s historical forfeitures.

401(k) Plan

The Company maintains a defined contribution employee retirement plan (401(k) plan). For the years ended December 31, 2024, 2023 and 2022, the Company recognized expenses for matching contributions of $0.5 million, $0.5 million and $0.5 million, respectively.

Basic and Dilutive Net Loss Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of non-vested restricted stock, stock options, employee stock purchase plan purchase rights, and common stock warrants. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of non-vested restricted stock, stock options, employee stock purchase plan purchase rights, and common stock warrants outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. For the twelve months ended December 31, 2022, the diluted per-share computations reflect the number of additional common stock outstanding that would have been outstanding if the potentially dilutive common stock had been issued. Because the impact of these items is anti-dilutive during the periods of net loss, there was no difference between basic and diluted loss per share of common stock for the twelve months ended December 31, 2024 and 2023.

The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of non-vested restricted stock, stock options to purchase common stock, employee stock purchase plan purchase rights and common stock warrants as the impact of such items are anti-dilutive during periods of net loss. Potential common shares excluded from the calculations were 14,770,190, and 1,322,712, for the years ended December 31, 2024 and 2023, respectively.

Segments

The Company operates in one business segment, which includes all activities related to the discovery, development, and commercialization of medicines for serious diseases. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM), its Chief Executive Officer. The CODM utilizes net (loss) income, which is reported on the Consolidated Statements of Operations and Comprehensive (Loss) Income, for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The revenue, interest income and income tax expense amounts for the reportable segment are the same as those presented on the Consolidated Statements of Operations and Comprehensive (Loss) Income. For geographic information about the Company's product revenues see the Revenue Recognition section above of Note 1, The Business and Summary of Significant Accounting Policies. Additionally, the depreciation, amortization and other significant noncash items for the reportable segment are the same as those presented in the Consolidated Statement of Cash Flows.

Significant segment expenses are set forth in the following table (in thousands):

	Years Ended December 31,
	2024	2023	2022
Direct research and development expenses	$42,593	$41,875	$42,227
Research and development personnel costs - excluding stock-based compensation	19,744	16,287	18,615
Research and development personnel costs - stock-based compensation	6,024	7,092	8,267
Indirect research and development expenses	6,213	3,534	2,522
Total research and development expenses	$74,574	$68,788	$71,631

The measure of segment assets is reported on the Consolidated Balance Sheets as Cash and cash equivalents, Short-term investments and Long-term investments.

Long-lived assets are reported on the Consolidated Balance Sheets as Property and equipment, net of accumulated depreciation and these assets are held in the U.S

Nasdaq Listing Rule Compliance

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

On December 24, 2024, the Company received a letter from the Staff notifying the Company that the Staff had determined that for 10 consecutive business days, from December 10, 2024 to December 23, 2024, the minimum closing bid price for the Company’s common stock was at least $1.00 per share. Accordingly, the Staff has determined that the Company has regained compliance with Listing Rule 5450(a)(1) and it has indicated that the matter is now closed.

Impact of Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topics 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves current segment disclosures and requires additional disclosures of segment expenses. The Company adopted the provisions of ASU 2023-07 as of December 31, 2024, which did not materially impact the Company’s consolidated financial statements, and the required segment disclosures are included above.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that adoption of ASU 2023-09 will have on our financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose specified information about certain costs and expenses on an interim and annual basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that adoption of ASU 2024-03 will have on our financial statement disclosures.

Note 2. Investments

The following tables summarize the Company’s short-term and long-term debt investments (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$33,830	$37	$(26)	$33,841
Commercial paper	21,258	8	(13)	21,253
U.S. Treasury securities	53,958	54	(37)	53,975
Total investments	$109,046	$99	$(76)	$109,069

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$11,079	$4	$(7)	$11,076
Commercial paper	44,271	52	(4)	44,319
U.S. Treasury securities	121,474	126	(164)	121,436
Total investments	$176,824	$182	$(175)	$176,831

The following tables summarize the Company’s debt investments with unrealized losses, aggregated by investment type and the length of time that individual investments have been in a continuous unrealized loss position (in thousands, except number of securities):

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$13,075	$(26)	$—	$—	$13,075	$(26)
Commercial paper	15,405	(13)	—	—	15,405	(13)
U.S. Treasury securities	18,586	(37)	—	—	18,586	(37)
Total	$47,066	$(76)	$—	$—	$47,066	$(76)
Number of securities with unrealized losses		21		—		21

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$6,365	$(7)	$—	$—	$6,365	$(7)
Commercial paper	5,464	(4)	—	—	5,464	(4)
U.S. Treasury securities	64,531	(120)	14,937	(44)	79,468	(164)
Total	$76,360	$(131)	$14,937	$(44)	$91,297	$(175)
Number of securities with unrealized losses		24		4		28

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

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive loss, unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its cost basis. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Unrealized gains and losses on debt investments are recorded to unrealized gain (loss) on debt investments, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on debt investments are recorded based on specific identification to interest income and other, net in the Consolidated Statements of Operations and Comprehensive Loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current investments. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term investments. At December 31, 2024, the Company believes that the cost of its investments is recoverable in all material respects. The Company recognizes interest income on an accrual basis in interest income in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the scheduled maturity for the Company’s debt investments at December 31, 2024 (in thousands):

December 31, 2024
Maturing in one year or less	$100,594
Maturing after one year through two years	8,475
Total debt investments	$109,069

Note 3. Property and Equipment

Property and equipment, net of accumulated depreciation consisted of the following (in thousands):

	December 31,
	2024	2023
Lab equipment	$2,523	$2,313
Leasehold improvements	1,713	1,713
Computer equipment	629	832
Office furniture and equipment	520	520
Property and equipment	5,385	5,378
Less accumulated depreciation	(4,968)	(5,154)
Property and equipment, net of accumulated depreciation	$417	$224

Note 4. Commitments and Contingencies

Leases

The Company leases its facilities under long-term operating leases that expire at various dates through 2026. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option and has concluded on all operating leases that it is not reasonably certain that any options will be exercised. The weighted-average remaining lease term for the Company’s operating leases as of December 31, 2024 was 1.58 years.

Expense related to leases is recorded on a straight-line basis over the lease term. Lease expense under operating leases, including common area maintenance fees, totaled approximately $0.7 million, $0.7 million and $0.7 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate based on the information available at commencement date. As of December 31, 2024, the operating lease liabilities reflect a weighted-average discount rate of 7.89%.

The following table sets forth the operating lease right-of-use assets and liabilities as of December 31, 2024 (in thousands):

Assets
Operating Lease Right-of-Use Assets	$951

Liabilities
Operating Lease Short-term Liabilities (recorded within Accrued liabilities)	$719
Operating Lease Long-term Liabilities (recorded within Lease-related obligations)	458
Total Operating Lease Liabilities	$1,177

Operating lease payments over the remainder of the lease terms are as follows (in thousands):

Years Ending December 31,	As of December 31, 2024
2025	$781
2026	467
Total future minimum rental payments	$1,248
Less amount of lease payments representing interest	71
Total present value of lease payments	$1,177

For the twelve months ended December 31, 2024 and 2023, the Company made lease payments of approximately $0.8 million and $0.7 million, respectively, which are included in operating cash flows.

Note 5. Stockholders’ Equity (Deficit)

Common Stock

The Company’s common stock consists of 200 million authorized shares at December 31, 2024 and 2023, and 92.2 million and 88.9 million shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2024	2023
For exercise of common stock warrants	37,313	—
For exercise of outstanding common stock options	20,981,452	18,336,656
For delivery upon vesting of outstanding restricted stock units	1,187,283	895,361
For future equity awards under the 2013 Equity Incentive Plan	—	2,257,711
For future equity awards under the 2024 Equity Incentive Plan	10,215,426	—
For future purchases under the 2013 Employee Stock Purchase Plan	1,462,435	2,179,399
Total shares of common stock reserved for future issuances	33,883,909	23,669,127

Stock Options

The Company maintains a 2024 Equity Incentive Plan (the 2024 Plan) and previously maintained a 2013 Equity Incentive Plan (the 2013 Plan). The 2024 Plan serves as the successor to and continuation of the 2013 Plan and provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance-based stock awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to employees, including officers, non-employee directors and consultants of the Company and its affiliates. Additionally, the 2024 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the stock options granted:

	Years Ended December 31,
	2024	2023	2022
Expected volatility	82.92%	83.20%	74.27%
Expected term (in years)	5.9	5.7	6.0
Weighted-average risk-free interest rate	3.97%	3.87%	1.91%
Expected dividend yield	—%	—%	—%
Weighted-average fair value per option	$0.67	$1.13	$3.33

A summary of activity related to the Company’s stock options is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Total Intrinsic Value
Balance, December 31, 2022	15,076,365	$6.00	7.32
Granted	3,861,060	1.59	—
Forfeited and expired	(600,769)	5.56	—
Balance, December 31, 2023	18,336,656	$5.09	6.57
Granted	3,889,700	0.93	—
Exercised	(8,592)	1.67	—
Forfeited and expired	(1,236,312)	9.52	—
Balance, December 31, 2024	20,981,452	$4.05	6.58	$23,700
Exercisable at December 31, 2024	14,409,797	$5.01	5.64	$10,916
Vested or expected to vest at December 31, 2024	20,099,473	$4.17	6.48	$21,695

As of December 31, 2024, there was approximately $6.2 million of total unrecognized compensation cost related to non-vested stock options granted under the 2013 Plan and 2024 Plan. That compensation cost is expected to be recognized over a weighted-average period of approximately 1.97 years.

Other information regarding the Company’s stock options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022
Weighted-average grant-date fair value per share of options granted	$0.67	$1.13	$3.33
Total intrinsic value of options exercised	$7	$—	$114
Total fair value of shares vested	$9,726	$12,834	$12,721

The following table summarizes, at December 31, 2024, by price range: (1) for stock option awards outstanding under the 2024 Plan and 2013 Plan, the number of stock option awards outstanding, their weighted-average remaining life and their weighted-average exercise price; and (2) for stock option awards exercisable under the 2024 Plan and 2013 Plan, the number of stock option awards exercisable and their weighted-average exercise price:

	Outstanding			Exercisable
Exercise Price Range ($)	Number	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
0.00 to 1.36	5,173,483	9.19	$0.95	826,049	$0.98
1.37 to 2.08	4,634,561	6.67	1.93	3,520,306	1.92
2.09 to 3.13	3,049,494	4.62	2.36	2,984,148	2.36
3.14 to 5.60	1,350,246	3.67	4.62	1,343,410	4.62
5.61 to 7.86	3,493,529	6.90	5.81	2,632,546	5.87
7.87 to 53.74	3,280,139	5.03	11.42	3,103,338	11.55
0.00 to 53.74	20,981,452	6.58	$4.05	14,409,797	$5.01

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

The Company has reserved a total of 4,761,471 shares of common stock to be purchased under the ESPP, of which 1,462,435 and 2,179,399 shares remained available for purchase at December 31, 2024 and 2023, respectively. Eligible employees may authorize an amount up to 15% of their salary to purchase common stock at the lower of a 15% discount to the beginning price of their offering period or a 15% discount to the ending price of each six-month purchase interval. The ESPP also provides for an automatic reset feature to start participants on a new twenty-four-month participation period in the event that the common stock market value on a purchase date is less than the common stock value on the first day of the twenty-four month offering period. The Company issued 716,964 and 429,233 shares of common stock pursuant to the ESPP for the years ended December 31, 2024 and 2023, respectively. Compensation expense for purchase rights under the ESPP related to the purchase discount and the “look-back” option were determined using a Black-Scholes option pricing model.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the ESPP purchase rights:

	Years Ended December 31,
	2024	2023	2022
Expected volatility	62.13%	94.64%	104.88%
Expected term (in years)	1.34	1.50	1.28
Weighted-average risk-free interest rate	4.08%	4.63%	2.63%
Expected dividend yield	—%	—%	—%
Weighted-average option value per share	$0.59	$0.75	$1.97

As of December 31, 2024, the Company had a liability of $0.4 million representing employees' contributions to the ESPP.

Restricted Stock Units

For the years ended December 31, 2024 and 2023, the Company issued RSUs to certain employees and consultants which vest based on service criteria. When vested, the RSU represents the right to be issued the number of shares of the Company’s common stock that is equal to the number of RSUs granted. The grant date fair value for RSUs is based upon the market price of the Company’s common stock on the date of the grant. The fair value is then amortized to compensation expense over the requisite service period or vesting term. For the years ended December 31, 2024 and 2023, the Company issued 287,306 and 445,940 shares of common stock pursuant to the vesting of RSUs, respectively.

A summary of activity related to the Company’s RSUs is as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant-Date Fair Value
Balance, December 31, 2023	895,361	$3.49
Granted	586,000	0.93
Share issuance	(287,306)	3.89
Forfeited	(6,772)	2.44
Balance, December 31, 2024	1,187,283	$2.14

The total unrecognized compensation cost related to the non-vested RSUs as of December 31, 2024 was $1.6 million and will be recognized over a weighted average period of approximately 1.85 years.

Stock-based Compensation

For awards with only service conditions and graded-vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period. Total stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Income Statement Classification:
Research and development expense	$6,024	$7,092	$8,267
General and administrative expense	3,458	10,365	7,018
Total stock-based compensation expense	$9,482	$17,457	$15,285

Cash received from exercises under all share-based payment arrangements for 2024, 2023 and 2022 was $0.6 million, $0.5 million and $1.5 million, respectively. There was no actual tax benefit realized for the tax deductions from exercises of the share-based payment arrangements during 2024, 2023 or 2022.

In December 2022, related to the Company’s announcement of a reduction in workforce, further discussed in Note 9, certain vested stock options were modified to extend their exercise period from 90 days to 12 months. In addition, certain outstanding stock option and RSU grants received accelerated vesting as if the service period of the terminated employee continued for up to an additional 12-month period. Related to this, the Company recorded expense totaling approximately $1.0 million ratably from the announcement date through the date of termination with approximately $0.4 million of that total being recognized during the twelve months ended December 31, 2022 and an additional $0.6 million being recognized during the twelve months ended December 31, 2023.

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

In November 2023 and during 2024, the Company granted stock options covering up to a total of 950,000 and 1,008,000 shares, respectively, of our common stock in connection with the hiring of new employees. The stock options issued prior to June 2024 are subject to the terms of the Company’s 2013 Plan, but were granted outside of the 2013 Plan and the stock options issued after June 2024 are subject to the terms of the Company’s 2024 Plan, but were granted outside of the 2024 Plan, as they constituted inducement grants in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4). The totality of these grants were non-statutory stock options, have a 10-year term and will vest over four years, with one-fourth vesting on the one-year anniversary of the date of hire and remaining three-fourths vesting over the following three years in equal monthly installments.

SVB Warrant

On the Effective Date, in connection with the A&R Loan Agreement, the Company issued the Warrant to the Lender to purchase a maximum of 149,253 shares of the Company’s common stock, par value $0.001 per share, with the Exercise Price equal to $2.68 per share. On the Effective Date, warrants to purchase 37,313 shares of common stock were issued and up to an additional 111,940 warrants could be issued at a future time depending on the amount drawn down under the Credit Facility. The warrants will expire in December 2034.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of the Warrant issued on the Effective Date:

Years Ended December 31,
2024
Expected volatility	96.00%
Expected term (in years)	6.00
Weighted-average risk-free interest rate	4.48%
Expected dividend yield	—%
Weighted-average option value per share	$2.43

At-The-Market Equity Offering; Shelf Registration Statement

On February 29, 2024, the Company entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, up to $75 million of shares of its common stock. On the same day, the Company filed a shelf registration statement on Form S-3 with the SEC, which contains a base prospectus, covering up to a total aggregate offering price of $250 million of its common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, covering the offering, issuance and sale of up to a maximum aggregate offering price of $75 million of its common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. The $75 million of shares that may be issued and sold from time to time under the Jefferies Sales Agreement is included in the $250 million of securities that may be offered, issued and sold by the Company pursuant to our shelf registration statement. During the year ended December 31, 2024, the Company sold 2.3 million shares of common stock at an average price per share of $3.16 for $6.9 million of proceeds net of commissions. As of March 20, 2025, the Company had sold an aggregate of 2.7 million shares of common stock at an average price per share of $3.22 for net offering proceeds of $8.4 million.

Note 6. Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when the Company determines that it is more likely than not that some portion of a deferred tax asset will not be realized. The Company has incurred operating losses from April 7, 2000 (inception) through December 31, 2021, and therefore has not recorded any current provision for income taxes. For the year ended December 31, 2022, the Company recorded net income and recorded a small amount of state income tax expense. The Company has net operating losses for the tax years December 31, 2023 and 2024.

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

Income tax expense has been recorded for the period ended December 31, 2022. No income tax expense or benefit has been recorded for the years ended December 31, 2023 or 2024. This is due to the establishment of a valuation allowance against the deferred tax assets generated during those periods. At December 31, 2024, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

The following were components of loss before income taxes:

	December 31,
	2024	2023	2022
Pre-tax book income (loss)
Domestic	$(88,387)	$(82,095)	$172,203
Foreign	—	—	—
Total pre-tax book income (loss)	$(88,387)	$(82,095)	$172,203

The provision for income tax expense includes the following as of December 31, 2024, 2023, and 2022:

	December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	—	—	36
Total	—	—	36
Deferred:
Federal	—	—	—
State	—	—	—
Total	—	—	—
Total Tax Expense	$—	$—	$36

A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2024, 2023, and 2022 (in thousands, except percentages):

	2024		2023		2022
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Income tax benefit at statutory rate	$(18,561)	21.0%	$(17,240)	21.0%	$36,163	21.0%
State income taxes	(1,608)	1.8%	(2,275)	2.8%	441	0.2%
Research and development credits	(3,235)	3.7%	(3,726)	4.5%	(3,312)	(1.9)%
Permanent items	1,023	(1.2)%	1,365	(1.7)%	1,135	0.7%
Provision to return adjustments	32	0.0%	31	(0.1)%	1,091	0.6%
Effect of change in state tax rate	3,415	(3.9)%	(1,091)	1.3%	4,405	2.6%
Increase in unrecognized tax benefits	634	(0.7)%	603	(0.6)%	828	0.5%
Current year forfeitures	844	(1.0)%	51	(0.1)%	54	—%
Change in valuation allowance	17,456	(19.7)%	22,282	(27.1)%	(40,769)	(23.7)%
Net benefit	$—	—%	$—	—%	$36.0	—%

The components of deferred tax assets and liabilities at December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Domestic net operating loss carryforwards	$99,454	$90,340
Research and development expenses	2,083	1,812
Capitalized Section 174 expenses	30,793	23,541
License fees	9,381	11,005
Research and development credits	25,046	22,638
Capital loss carryforwards	426	448
Accrued bonuses	1,156	815
Share-based compensation	8,722	9,012
Other	838	959
Total gross deferred tax assets	177,899	160,570
Valuation allowance	(177,674)	(160,218)
Total deferred tax assets	225	352
Deferred tax liabilities:
Unrealized Gain	(7)	—
Debt Issuance Cost	(5)	—
Right-of-use asset	(213)	(352)
Total deferred tax liabilities	(225)	(352)
Total deferred tax assets and liabilities, net	$—	$—

At December 31, 2024, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $466.4 million and $451.3 million, respectively. At December 31, 2023, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $423.2 million and $416.0 million, respectively. Federal losses of $176.3 million begin to expire in 2035 and $290.1 million of the federal losses carryforward indefinitely. State losses of $448.1 million begin to expire in 2024 and $3.2 million of the state losses carryforward indefinitely. There was no tax benefit related to the utilization of net operating losses in 2024. In addition, the Company has tax credit carryforwards for federal tax purposes of approximately $33.1 million as of December 31, 2024. Of the $33.1 million, $25,000 expires in 2024. The Company also has capital loss carryforwards for federal tax purposes of $1.9 million. Of the $1.9 million, $0.4 million begin to expire in 2024. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. Management has recorded a valuation allowance for all of the deferred tax assets due to the uncertainty of future taxable income.

The Company incorporated a subsidiary in the United Kingdom in 2014. However, the subsidiary had zero activity in 2021 and as such, has no undistributed earnings. The Company dissolved the United Kingdom subsidiary in 2021.

The Company incorporated a subsidiary in Ireland during 2018. However, the subsidiary had no activity during 2022, 2023 and 2024, and as such, has no undistributed earnings.

The Company acquired Oncoceutics, Inc. in 2021 and is including the activity for 2022, 2023 and 2024 in its consolidated financial statements.

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

The acquired Oncoceutics net operating losses may be subject to limitations under Section 382, however no study has been completed as of the year ended December 31, 2024.

The Company has determined that there may be a future limitation on the Company’s ability to utilize its entire federal R&D credit carryover. Therefore, the Company recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2024 and 2023, as follows (in thousands):

Balance at December 31, 2022	$5,562
Increases related to 2023	736
Decreases related to prior periods	(121)
Balance at December 31, 2023	6,177
Increases related to 2024	640
Decreases related to prior periods	(17)
Balance at December 31, 2024	$6,800

On November 18, 2021, Governor Roy Cooper signed into law the 2021 Appropriations Act which phases out the corporate income tax for North Carolina. The 2021 Appropriations Act phases out the current 2.5% North Carolina corporate income tax rate over five years starting in 2025, reaching zero by 2030. For tax years beginning on or after January 1, 2025 the rate is 2.25%. The rate decreases to 2% in 2026 and 2027; and to 1% in 2028 and 2029. After 2029, the rate decreases to 0%. As a result of the revised tax rate, the Company adjusted its North Carolina net operating loss deferred tax asset as of December 31, 2021 by applying the revised tax rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $7.1 million in 2021 and $0.6 million in 2022. In 2024 the Company measured the ending net deferred tax assets for the change in North Carolina deferred rate, by estimating the year in which each deferred tax asset would be realized. The effect of the change was a reduction in the net deferred tax assets by approximately $1.0 million.

The Company has determined that it had no other material uncertain tax benefits for the year ended December 31, 2024. As of December 31, 2024, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal and state income tax examinations for the tax years 2003 through 2023. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at December 31, 2024, 2023 and 2022.

The Tax Act subjects a “United States shareholder” for U.S. federal income tax purposes to tax GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognized deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in 2022, 2023 or 2024; therefore, no GILTI tax has been recorded for the years ended December 31, 2022, 2023 and 2024.

Note 7. Significant Agreements

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

Collaborative arrangements may include research and development and manufacturing activities for which we may receive from collaboration partners expense reimbursements. Our collaboration arrangements are performed with no guarantee of either technological or commercial success, and each arrangement is unique in nature. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line items in the Consolidated Statements of Operations and Comprehensive (Loss) Income, net of any reimbursements due from our collaboration partners, with such reimbursements being recognized at the time the party becomes obligated to pay. We record payments received from our collaborative partners for their share of the development costs as a reduction of Research and development expenses.

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

The Company continues to provide operational support to Emergent in furtherance of its obligations under both the Asset Purchase Agreement (and related agreements) and the BARDA Agreement. The BARDA Agreement was novated to Emergent in December 2022. Under the Asset Purchase Agreement, the Company recognized approximately $3,000, $0.2 million and $0.5 million of contract revenue for support provided for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

The sale of TEMBEXA constituted a significant disposition of a business, however, the Company determined the disposition does not represent a strategic shift, and accordingly, the Company has not accounted for the disposition as a discontinued operation. The Company recorded a $229.7 million net gain on sale of business in other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the twelve months ended December 31, 2022. The net gain consists of the following assets and liabilities transferred in accordance with the Asset Purchase Agreement (in thousands):

As of September 26, 2022
Up-front cash payment	$237,987
Liabilities assumed by Emergent	1,423
Inventory transferred to Emergent	(5,227)
Prepaids transferred to Emergent	(511)
Transaction costs incurred	(4,002)
Net gain	$229,670

TEMBEXA Procurement Agreements

In June 2022, the Company entered into the Supply Agreement with a third-party outside of North America (the Purchaser), pursuant to which the Company was responsible for supplying to the Purchaser, and the Purchaser was responsible for purchasing from the Company, TEMBEXA treatment courses for use in a jurisdiction outside of the United States. Under the terms of the Supply Agreement, the Purchaser paid the Company an aggregate purchase price of approximately $9.3 million, in two equal installments in June 2022 and July 2022. The Company recognized $9.3 million of procurement revenue under the Supply Agreement for the twelve months ended December 31, 2022.

Additionally, in June 2022, the PHAC awarded the PHAC Contract to the Company, pursuant to which PHAC agreed to purchase up to approximately $25.3 million (CAD $33.0 million) of TEMBEXA treatment courses for use in Canada. Substantially all of the procurement was delivered and accepted by PHAC in July 2022, completing the performance obligation for those shipments and resulting in $22.6 million of procurement revenue for the twelve months ended December 31, 2022. PHAC assigned the PHAC Contract to Emergent in November 2022. The remaining deliveries of treatment courses were delivered by Emergent and are subject to the royalty terms of the Asset Purchase Agreement applicable to gross profits outside the United States. The Company recognized approximately $0.4 million of royalty revenue in the twelve months ended December 31, 2022.

Ohara Agreement

In 2019, Oncoceutics, Inc., a Delaware corporation (Oncoceutics) which was subsequently acquired by the Company in January 2021, entered into a license, development and commercialization agreement with Ohara Pharmaceutical Co., Ltd. (Ohara) for ONC201 in Japan. The Company is entitled to receive up to $2.5 million in nonrefundable regulatory milestone payments. The Company is entitled to double-digit tiered royalties based on the aggregate annual net sales of all products, as defined in the agreement, in Japan.

In September 2024, the Company entered into an addendum to its license, development and commercialization agreement with Ohara in which the parties agreed to collaboratively conduct development activities for dordaviprone in Japan, including expanding the ACTION Study into Japan (the Ohara License Addendum). Under the Ohara License Addendum, Ohara agreed to reimburse the Company for certain of its development costs incurred from its sponsorship of the ACTION Study in Japan, including fixed overhead payments totaling $3.3 million paid in quarterly installments through December 31, 2026, as well as site activation and subject enrollment-based payments. Amounts due under the Ohara License Addendum will be recognized in accordance with ASC 808 Collaborative Arrangements, as this agreement meets both requirements of a collaborative arrangement outlined in that guidance.

During the twelve months ended December 31, 2024, we recorded $2.5 million of reductions of Research and Development expenses for Ohara's share of development costs.

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

Contract Close-out Costs
Balance at December 31, 2022	$1,311
Revised estimates	(189)
Payments	(1,122)
Balance at December 31, 2023	$—

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

Note 10. Subsequent Events

On March 4, 2025, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), by and among the Company, Jazz Pharmaceuticals Public Limited Company, an Irish public limited company (Jazz) and Pinetree Acquisition Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Jazz (Purchaser). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Jazz has agreed to cause Purchaser to commence a cash tender offer to acquire all of the issued and outstanding shares of the Company’s common stock, at a price per share of $8.55, net to the seller in cash, without interest and subject to any withholding of taxes required by applicable law. This represents a total consideration of approximately $935 million. The tender offer referenced herein has not yet commenced. Following the completion of the tender offer and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Jazz, and the Company will cease to be a publicly traded company. The merger is expected to close in the second quarter of 2025. If the Merger Agreement is terminated by the Company under certain circumstances specified in the Merger Agreement, the Company will be required to pay Jazz a termination fee of $35 million in cash. For more information, please see “Business—Agreement and Plan of Merger—Additional Information and Where to Find It.”

ITEM. 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2024, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In making the assessment of internal controls over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that assessment and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Executive Officers,” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for our 2025 Annual Meeting of Stockholders (Proxy Statement), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference. If such Proxy Statement is not filed within 120 days after the end of the fiscal year ended December 31, 2024, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive and Director Compensation” in our Proxy Statement and is incorporated herein by reference. If such Proxy Statement is not filed within 120 days after the end of the fiscal year ended December 31, 2024, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated herein by reference. If such Proxy Statement is not filed within 120 days after the end of the fiscal year ended December 31, 2024, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the sections headed “Transactions With Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference. If such Proxy Statement is not filed within 120 days after the end of the fiscal year ended December 31, 2024, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the section headed “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference. If such Proxy Statement is not filed within 120 days after the end of the fiscal year ended December 31, 2024, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements. The financial statements and reports of independent registered public accounting firm are filed as part of this Annual Report (see “Index to Consolidated Financial Statements” at Item 8).

2. Financial Statement Schedules. No financial statement schedules are included because the information is either provided in the consolidated financial statements, is not required under the instructions or is immaterial, and such schedules, therefore have been omitted.

3. Exhibits. The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:
EXHIBIT INDEX

Exhibit Number	Description of Document
2.1** (1)	Agreement and Plan of Merger, dated January 7, 2021, by and among the Registrant, Oncoceutics, Merger Sub.
2.2(27)	Agreement and Plan of Merger, dated as of March 4, 2025, by and among Chimerix, Inc., Jazz Pharmaceuticals Public Limited Company and Pinetree Acquisition Sub, Inc.
3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (3)	Amended and Restated Bylaws of the Registrant.
4.1 (4)	Form of Common Stock Certificate of the Registrant.
4.2(18)	Description of Common Stock.
10.1+ (5)	Form of Indemnity Agreement by and between the Registrant and its Directors and Officers.
10.2+ (5)	Chimerix, Inc. 2013 Employee Stock Purchase Plan.
10.3+(6)
Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice and Form of Restricted Stock Unit Award Agreement and Form of Restricted Stock Unit Award Grant Notice under Chimerix, Inc. 2013 Equity Incentive Plan.

10.4+ (7)	Chimerix, Inc. 2013 Equity Incentive Plan, as amended.
10.5+ (8)	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2013 Equity Incentive Plan.
10.6+ (9)	Chimerix, Inc. 2024 Equity Incentive Plan.
10.7+ (9)
Form of Stock Option Grant Notice and Option Agreement and Form of Restricted Stock Unit Award Agreement and Form of Restricted Stock Unit Award Grant Notice under Chimerix, Inc. 2024 Equity Incentive Plan.

10.8+ (10)	Letter Agreement with Michael Sherman, dated June 27, 2023.
10.9+ (10)	Amended Employment Offer Letter to Michael Andriole, dated June 27, 2023.
10.10+(26)	Chimerix, Inc. Non-Employee Director Compensation Policy, as amended, dated June 20, 2024.
10.11+	Chimerix, Inc. Officer Severance Benefit Plan, as amended.
10.12 (5)	Office Lease by and between the Registrant and ACP 2505 Meridian LLC dated September 1, 2007, as amended.
10.13 (11)	Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.
10.14 (12)	Sixth Amendment to Office Lease dated April 28, 2015 by and between the Registrant and IVC Meridian TT O, LLC.
10.15 (13)	Seventh Amendment to Office Lease dated March 10, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.16 (14)	Lease Agreement by and between the Registrant and Northwood RTC LLC dated March 10, 2014.

10.17 (15)	Eighth Amendment to Office Lease dated July 13, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.18 (16)	Ninth Amendment to Office Lease, dated June 24, 2020, by and between the Registrant and BRI 1875 Meridian, LLC.
10.19** (16)	Second Amendment to Lease Agreement, dated July 30, 2020, by and between the Registrant and CLPF-Research Center, LLC.
10.20 (17)	First Amendment to Industrial Building Lease dated December 14, 2017 by and between Registrant and CLPF - Research Center, LLC.
10.21+(18)	Employment Offer Letter to Allen Melemed dated May 7, 2020.
10.22+(19)	Employment Offer Letter to Michael A. Alrutz dated May 9, 2012.
10.23	Amended and Restated Loan and Security Agreement, dated December 23, 2024, by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.
10.24	Warrant to Purchase Stock, dated December 23, 2024, by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.
10.25**#(21)	Asset Purchase Agreement, dated May 15, 2022, by and between the Company and Emergent BioSolutions Inc.
10.26**#(22)	First Amendment to Asset Purchase Agreement, dated September 26, 2022, by and between the Registrant, Emergent BioSolutions Inc. and Emergent Biodefense Operations Lansing LLC.
10.27+(23)	Employment Offer Letter to Thomas J. Riga, dated October 2, 2023.
10.28+(24)	Employment Offer Letter to Michelle LaSpaluto, dated November 30, 2023.
10.29(20)	Open Market Sale AgreementSM dated February 29, 2024, by and between the Company and Jefferies LLC.
10.30+(20)	Directorship Offer Letter to Lisa L. Decker, PhD, dated December 28, 2023.
10.31+(25)	Directorship Offer Letter to Marc D. Kozin, dated March 20, 2024.

19.1	Chimerix, Inc. Insider Trading Policy and Window Period Policy.
21.1	Subsidiaries of Chimerix, Inc.
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(20)	Chimerix, Inc. Incentive Compensation Recoupment Policy, adopted on November 14, 2023.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the interactive data file as its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

+	Indicates management contract or compensatory plan.
#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Certain confidential information contained in this exhibit, marked by brackets, has been omitted pursuant to Item 601 of Regulation S-K because the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.
(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on January 13, 2021.
(2)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on April 16, 2013.
(3)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on December 9, 2022.
(4)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended, filed with the SEC on March 27, 2013.
(5)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended, filed with the SEC on March 8, 2013.
(6)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2016.
(7)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 23, 2014.
(8)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2019.
(9)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 13, 2024.
(10)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 27, 2023.
(11)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2014.
(12)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 11, 2015.
(13)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2017.
(14)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on March 14, 2014.
(15)	Incorporated by reference to Chimerix, Inc.'s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 7, 2017.
(16)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 10, 2020.
(17)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 1, 2018.
(18)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 2, 2023.
(19)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 5, 2019.
(20)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 29, 2024.
(21)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on May 18, 2022.
(22)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on September 28, 2022.
(23)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on November 16, 2023.
(24)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on December 4, 2023.

(25)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 1, 2024.
(26)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2024.
(27)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K/A (No. 001-35867) filed with the SEC on March 5, 2025.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimerix, Inc.

Date:	March 21, 2025	By:	/s/ Michael T. Andriole
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

Signature	Title	Date

/s/ Michael T. Andriole	President, Chief Executive Officer and Director	March 21, 2025
Michael T. Andriole	(Principal Executive Officer)

/s/ Michelle LaSpaluto	Chief Financial Officer	March 21, 2025
Michelle LaSpaluto	(Principal Financial Officer)

/s/ David Jakeman	Vice President of Finance and Accounting	March 21, 2025
David Jakeman	(Principal Accounting Officer)

/s/ Michael A. Sherman
Michael A. Sherman	Chair of the Board of Directors	March 21, 2025

/s/ Martha J. Demski
Martha J. Demski	Lead Independent Director	March 21, 2025

/s/ Lisa L. Decker, PhD
Lisa L. Decker, PhD	Member of the Board of Directors	March 21, 2025

/s/ Marc D. Kozin
Marc D. Kozin	Member of the Board of Directors	March 21, 2025

/s/ Robert J. Meyer
Robert J. Meyer, MD	Member of the Board of Directors	March 21, 2025

/s/ Fred A. Middleton
Fred A. Middleton	Member of the Board of Directors	March 21, 2025

/s/ Pratik S. Multani
Pratik S. Multani, MD	Member of the Board of Directors	March 21, 2025

/s/ Victoria Vakiener
Victoria Vakiener	Member of the Board of Directors	March 21, 2025