Form 10-K/A
period 2024-12-31
CHIMERIX INC
filed 2025-04-16
CIK 1117480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on The Nasdaq Global Market on June 28, 2024 was $74,314,290.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 11, 2025 was 93,803,846.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id: PCAOB No. 42	Auditor Name: Ernst & Young LLP	Auditor Location: Raleigh, North Carolina

i

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this Amendment) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed on March 21, 2025 (the Original Filing) by Chimerix, Inc., a Delaware corporation (Chimerix or the Company). As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2025, on March 4, 2025, the Company entered into an Agreement and Plan of Merger with Jazz Pharmaceuticals Public Limited Company, an Irish public limited company (Jazz), pursuant to which Jazz has agreed to acquire Chimerix for $8.55 per share in cash, for a total consideration of approximately $935 million, by means of a tender offer followed by a merger (the Merger). The completion of the Merger remains subject to customary closing conditions, including the tender of a majority of the outstanding shares of Chimerix’s voting common stock and other conditions.

The Company is filing this Amendment to present the information required by Part III of Form 10-K as the Company does not expect to file its definitive annual proxy statement within 120 days of the end of its fiscal year ended December 31, 2024.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of nine directors. In accordance with the terms of our Amended and Restated Certificate of Incorporation, our Board of Directors is divided into three classes, denominated Class I, Class II and Class III. Each Director Class has a term of three years, and the three classes are staggered with respect to their termination dates. The terms of the current Class III Directors, Class I Directors and Class II Directors, expire in 2025, 2026 and 2027, respectively. At each annual stockholder meeting, the successors to the Directors whose terms expire are elected to serve from the time of their election and qualification until the third annual meeting of stockholders following their election and until his or her successor is elected, or, if sooner, until the Director’s death, resignation or removal.

Currently, our Board of Directors is classified as follows: members of Class I are Michael T. Andriole, Robert J. Meyer, M.D. and Michael A. Sherman; members of Class II are Martha J. Demski, Pratik S. Multani, M.D. and Victoria Vakiener; and members of Class III are Lisa L. Decker, Ph.D., Marc D. Kozin and Fred A. Middleton.

The following table sets forth information concerning our directors, including their ages as of March 31, 2025. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Michael T. Andriole	52	President, Chief Executive Officer and Director
Michael A. Sherman	59	Chair of the Board
Martha J. Demski	72	Lead Independent Director
Lisa L. Decker, Ph.D.	56	Director
Marc D. Kozin	63	Director
Robert J. Meyer, M.D.	66	Director
Fred A. Middleton	75	Director
Pratik S. Multani, M.D.	58	Director
Victoria Vakiener	61	Director

Directors

Michael T. Andriole. Mr. Andriole has served our President, Chief Executive Officer and a member of our Board of Directors since August 2023. Prior to that, Mr. Andriole was ’our Chief Business and Financial Officer from 2019 to 2023, during which time he led key strategic acquisitions, divestitures and capital raising transactions which reprioritized ’our pipeline and recapitalized the Company. Prior to joining Chimerix, Mr. Andriole served as Chief Financial Officer of Endocyte, Inc., a leader in developing targeted treatments for prostate and other cancers, from 2017 to 2018, where he managed the company through a series of strategic transactions, including raising nearly $300 million in capital and culminating in a sale to Novartis for $2.1 billion. Prior to Endocyte, from 2001 to 2017, Mr. Andriole served in a range of financial, marketing and global business development roles at Eli Lilly and Company. Mr. Andriole earned a B.S.B.A. from Xavier University’s Williams School of Business and an M.B.A. from Indiana University’s Kelley School of Business. Our Board of Directors believes that Mr. Andriole’s expertise and experience in the pharmaceutical industry qualifies him to serve on our Board of Directors.

Michael A. Sherman. Mr. Sherman was named Chair of the Board in August 2023. Prior to this role, Mr. Sherman was the Chief Executive Officer of Chimerix from 2019 to 2023. Before joining Chimerix, he served as Chief Executive Officer of Endocyte, Inc. from June 2016 until its $2.1 billion acquisition by Novartis AG in December 2018. Prior to that, Mr. Sherman served as Endocyte’s Chief Financial Officer from October 2006 to February 2017 and its Chief Operating Officer from June 2014 to June 2016, where he helped lead Endocyte through its initial public offering and subsequent financings. Prior to joining Endocyte, Mr. Sherman served in various executive roles, including as vice president of finance and strategic planning for Guidant Corporation, a cardiovascular device manufacturer acquired by Boston Scientific Corporation. Mr. Sherman has served on the board of directors of Werewolf Therapeutics since May 2022, where he serves as chair of the audit committee and a member of the compensation committee. Mr. Sherman served on the Boards of Directors at Biospecifics Technologies, Inc. from April 2020 until the company’s acquisition by Endo Pharmaceuticals in December 2020, Mead Johnson Nutrition Company from March 2015 until the company’s acquisition by Reckitt Benckiser in June 2017, and the Children’s Museum of Indianapolis where he served as chair. Mr. Sherman holds a B.A. in Economics from DePauw University and an M.B.A. from the Tuck School of Business at Dartmouth, graduating as a Tuck Scholar. Our Board of Directors believes that Mr. Sherman’s expertise and experience in the pharmaceutical industry qualifies him to serve on our Board of Directors.

Martha J. Demski. Ms. Demski has served on the Board of Directors since 2005 and as our Lead Independent Director since August 2023. She served as Chair of our Board of Directors from June 2018 to July 2023. Ms. Demski has served on the boards of directors of Equillium, Inc. since September 2018 and Alpha Teknova, Inc. since August 2023, both of which are publicly-traded biopharmaceutical companies. She chairs the audit committees and is a member of the compensation committees of both companies. Ms. Demski served on the boards of Adamas Pharmaceuticals Inc. from 2014 until their acquisition by Supernus in November 2021, and ADMA Biologics, Inc. from 2020 to 2023. From 2011 to 2017, Ms. Demski served as Senior Vice President and Chief Financial Officer of Ajinimoto Althea, Inc., now known as Ajinomoto Bio-Pharma Services, a fully integrated contract development and manufacturing organization. From 2008 to 2010, she served as the Interim Chief Operating Officer and Chief Financial Officer of the Sidney Kimmel Cancer Center, a non-profit corporation that engaged in biomedical research. Earlier, Ms. Demski served as Vice President and Chief Financial Officer of Vical Incorporated. Ms. Demski has more than 13 years of banking experience with Bank of America Corporation. Ms. Demski is a National Association of Corporate Directors Board Governance Fellow, and she received the Director of the Year in Corporate Governance award by the Corporate Directors Forum in 2017. Ms. Demski earned her B.A. from Michigan State University and an M.B.A. from The University of Chicago Booth School of Business with concentrations in accounting and finance. Our Board of Directors believes that Ms. Demski’s more than 40 years’ experience in the fields of finance and biotechnology as well as her experience as a member of various boards of directors qualifies her to serve on our Board of Directors.

Lisa L. Decker, Ph.D. Dr. Decker joined our Board of Directors in December 2023. Dr. Decker has been Chief Business Officer of IGM Biosciences, Inc. since March 2021. Prior to joining IGM, Dr. Decker served as Chief Business Officer of Atreca, Inc., a biopharmaceutical company, from June 2019 until March 2021. Dr. Decker also previously served in various roles at Nektar Therapeutics, a development stage biopharmaceutical company, from August 2008 to June 2019, including as Vice President of Business Development from August 2017 until June 2019, Executive Director, Business Development from August 2012 until August 2017, Executive Director, Business Strategy and Operations from January 2010 until July 2012, and Senior Director, Alliance Management from August 2008 until December 2009. Prior to this, Dr. Decker served in a number of roles at the Office of Technology Management at the University of Massachusetts Medical School from 2000 until 2008. Dr. Decker holds a Bachelor’s degree in Biology from College of the Holy Cross and a Ph.D. in Immunology from Tufts University School of Medicine and conducted her postdoctoral training at Harvard Medical School. Our Board of Directors believes that Dr. Decker’s scientific, drug development, and business development experience in the biopharmaceutical industry qualifies her to serve on our Board of Directors.

Marc D. Kozin. Mr. Kozin joined our Board of Directors in March 2024. Mr. Kozin has more than three decades of industry expertise advising biopharmaceutical, life sciences and medtech companies. Mr. Kozin has served on more than a dozen boards in a variety of roles and on all committees. Mr. Kozin has served as a director of UFP Technologies, Inc., since January 2006, where he serves on the compensation committee, and as a director of HCRx Holdings, L.P. since January 2013, having served for 10 years as the Chairman of the strategy advisory board of HealthCare Royalty Partners, a leading investment firm in healthcare, providing royalty monetization and senior debt. Previously, Mr. Kozin was a career strategy consultant, having served as president of L.E.K. Consulting’s North American practice from 1997 to 2012 and as senior advisor from 2012 to 2018. Mr. Kozin has previously served on the boards of Vascular Biogenics Ltd., operating as VBL Therapeutics, Inc., where he served as chair, and Dicerna Pharmaceuticals, Inc. Mr. Kozin received a B.S. degree in economics from Duke University, and an M.B.A. in finance from The Wharton School of the University of Pennsylvania. Our Board of Directors believes that Mr. Kozin’s knowledge and experience in strategic planning and leadership consulting of complex organizations in the life sciences industry qualifies him to serve on our Board of Directors.

Robert J. Meyer, M.D. Dr. Meyer has served as one of our Directors since March 2018. He previously served as Principal, Drug and Biological Products at Greenleaf Health, Inc., a boutique U.S. Food and Drug Administration (FDA) strategic advising company, from January 2018 to October 2024. He is an Associate Professor of Public Health Sciences at the University of Virginia (UVA), where he was formerly the Director of the Virginia Center for Translational and Regulatory Sciences from 2013 to 2017. Dr. Meyer was formerly a Medical Science Trustee for the United States Pharmacopeia Board (a voluntary position on this non-profit organization) from 2015 to 2020, as well as a director of Cardiome Pharma Corp., a Vancouver BC biopharmaceutical company from August 2015 to May 2020 and Translate Bio from January 2019 until its acquisition by Sanofi in September 2021. Dr. Meyer was Vice President and Head, Global Regulatory Strategy, Policy and Safety at Merck Research Laboratories from 2007 to 2012. Dr. Meyer worked for the FDA from 1994 to 2007. In his last five years at the FDA, Dr. Meyer was the Director for the Office of Drug Evaluation II within Center for Drug Evaluation and Research, with responsibilities for pulmonary and allergy, metabolic and endocrine, and analgesics, anesthetics and rheumatologic drug products. Dr. Meyer holds a B.A. from Lehigh University and an M.D. from the University of Connecticut School of Medicine. Our Board of Directors believes that Dr. Meyer’s expertise and experience within the FDA and the pharmaceutical industry qualifies him to serve on our Board of Directors.

Fred A. Middleton. Mr. Middleton has served as one of our directors since March 2018. He currently serves as a Managing Director of Sanderling Ventures, where he has worked for over 35 years as an investor, management team member and director in over 25 new biomedical ventures built in Sanderling’s venture investment portfolios since 1988. During his time at Sanderling, Mr. Middleton served as chair and chief executive officer of several of Sanderling’s portfolio companies. Mr. Middleton was a first-round investor in Regeneron Pharmaceuticals, Inc., served as a board member, and as the company’s Chief Financial Officer during its initial public offering in 1991. Earlier in his career, Mr. Middleton served as the third original member of the Genentech, Inc. management team as its Chief Financial Officer from 1978 to 2004. Mr. Middleton has served on the Board of Directors of CalciMedica, Inc., a publicly held biopharmaceutical company, since May 2020, where he serves on the audit and compensation committees. During the past five years, Mr. Middleton had previously served on the board of Endocyte, Inc., HCW Biologics, Inc., and Stereotaxis, Inc., each of which are publicly-traded biopharmaceutical companies. Mr. Middleton holds a B.S. in chemistry from the Massachusetts Institute of Technology and an M.B.A. with Distinction from the Harvard Business School. Our Board of Directors believes that Mr. Middleton’s expertise and experience in the pharmaceutical industry qualifies him to serve on our Board of Directors.

Pratik S. Multani, M.D. Dr. Multani joined our Board of Directors in February 2020. He has served as Chief Medical Officer of ORIC Pharmaceuticals, Inc. since September 2018, bringing more than 20 years of experience advancing oncology products from the clinic through regulatory approval. Prior to joining ORIC Pharmaceuticals, Dr. Multani served as Chief Medical Officer of Ignyta, Inc., which was acquired by Roche in 2017. Before joining Ignyta, Inc., Dr. Multani was Chief Medical Officer of Fate Therapeutics, Inc. from April 2009 to February 2015, and prior to that held multiple leadership positions at Kalypsys, Inc., Kanisa, Inc., and Salmedix, Inc. Dr. Multani started his biotech career at Biogen Idec, Inc. from 1999 to 2004, where he was involved with the development of treatments for Non-Hodgkin Lymphoma. Earlier in his career, Dr. Multani held academic and clinical positions at Harvard Medical School and at Massachusetts General Hospital. His postdoctoral training included a fellowship in hematology and oncology at Dana-Farber Cancer Institute and an internship and residency in internal medicine at Massachusetts General Hospital. Dr. Multani serves as a director of Erasca, Inc., a clinical-stage precision oncology company, since December 2018, where he is a member of the nominating and corporate governance committee. Dr. Multani received a Bachelor’s degree in Chemistry and Biology from Yale University, an M.D. from Harvard Medical School and an M.S. in clinical epidemiology from Harvard School of Public Health. Our Board of Directors believes that Dr. Multani’s medical and scientific background and his expertise and experience within the pharmaceutical industry qualifies him to serve on our Board of Directors.

Victoria Vakiener. Ms. Vakiener joined our Board of Directors in April 2021. Ms. Vakiener previously served as Chief Commercial Officer of Epizyme, Inc. from September 2020 to December 2021, and as Senior Vice President, Commercial of Epizyme from December 2018 to September 2020. For over 20 years, Ms. Vakiener held positions of leadership with increasing responsibility across Johnson & Johnson’s pharmaceuticals and diagnostics businesses. Most recently, she was the Vice President and Oncology Global Commercial Leader for Prostate Cancer at Janssen from January 2018 to September 2020, where she led a cross-functional team to develop and execute the global commercial strategy for its portfolio of late stage and early pipeline compounds. She also previously served as the Vice President of Oncology Marketing at Janssen Oncology U.S. from November 2014 to December 2018. During her tenure in this position, Ms. Vakiener managed the launch of multiple oncology therapeutics. Prior to Johnson & Johnson, Ms. Vakiener began her pharmaceutical career at Schering-Plough and spent nine years there in both scientific roles and commercial positions. Ms. Vakiener serves as a director of Arrowhead Pharmaceuticals, Inc, since May 2022, where she is a member of the audit committee. She received a B.S. in Biochemistry from Albright College. Our Board of Directors believes that Ms. Vakiener’s expertise and experience in the biopharmaceutical industry qualifies her to serve on our Board of Directors.

Executive Officers

The following table sets forth information concerning our executive officers, including their ages as of March 31, 2025.

Name	Age	Position(s)
Michael T. Andriole	52	President and Chief Executive Officer
Michelle LaSpaluto	51	Chief Financial Officer
Allen S. Melemed, M.D., M.B.A.	61	Chief Medical Officer
Michael A. Alrutz, J.D., Ph.D.	55	Senior Vice President, General Counsel and Corporate Secretary
Thomas J. Riga	49	Chief Operating and Commercial Officer
David Jakeman	48	Vice President of Accounting and Finance

Michael T. Andriole. Please see Mr. Andriole’s biography under “—Directors” above.

Michelle LaSpaluto. Ms. LaSpaluto joined Chimerix in 2011 and was named Chief Financial Officer in December 2023. Prior to becoming our Chief Financial Officer, Ms. LaSpaluto served as our Vice President of Corporate Financial Planning and Investor Relations from 2019 to 2023 and roles of increasing responsibility spanning finance, accounting, project planning, investor relations and strategy from 2011 to 2019. She has over 25 years of experience in a range of financial, accounting and project planning roles. Prior to joining Chimerix, Ms. LaSpaluto was the senior director of accounting at AlphaVax, Inc. and started her career at Coopers & Lybrand in Detroit before transferring to Raleigh with PriceWaterhouseCoopers. Ms. LaSpaluto received her M.B.A. from East Carolina University and her B.A. in Accounting from Michigan State University.

Allen S. Melemed, M.D., M.B.A. Dr. Melemed has served as our Chief Medical Officer since June 2020. Prior to joining Chimerix, Dr. Melemed was employed by Eli Lilly and Company from July 1998 to June 2020, where he focused on the clinical development and approval of oncology medicines across a broad range of tumor types. Most recently, Dr. Melemed served as a Distinguished Medical Fellow and Senior Director of Regulatory Affairs Oncology at Eli Lilly and Company North America from March 2016 to June 2020. Dr. Melemed was also an attending physician in pediatric oncology at Indiana University School of Medicine, Riley Children’s Hospital from 1996 to 2012. Dr. Melemed holds a B.S. in Genetics and Cell Biology from the University of Minnesota and a M.D. from the University of Minnesota School of Medicine. In addition, he completed his residency in pediatrics at the University of Wisconsin, Madison and fellowship in pediatric hematology/oncology at Indiana University School of Medicine. He also earned an M.B.A. from the University of Chicago Booth School of Business.

Michael A. Alrutz, J.D., Ph.D. Dr. Alrutz joined Chimerix in 2012 and has served as our Senior Vice President, General Counsel and Corporate Secretary since June 2019. From 2002 to 2011, Dr. Alrutz was counsel to Trimeris, Inc., serving in a variety of in-house positions, most recently as General Counsel. While at Trimeris, Dr. Alrutz had primary responsibility and oversight of the company’s legal department during the development and commercialization of its first-in-class viral fusion inhibitor for the treatment of HIV. Dr. Alrutz received his J.D. from Duke University School of Law and his PhD in molecular biology from the Tufts University Sackler School of Biomedical Sciences. He received his B.A. from the University of Pennsylvania.

Thomas J. Riga. Mr. Riga joined Chimerix in November 2023. Prior to joining Chimerix, he was the President and Chief Executive Officer at Spectrum Pharmaceuticals, Inc. from January 2022 through its acquisition in July 2023. In addition, he served as Chief Commercial Officer for nine years and Chief Operating Officer for five years. Before joining Spectrum, he led multiple oncology product teams holding commercial sales and marketing leadership positions at Dendreon Pharmaceuticals, LLC from 2012 to 2013, Amgen, Inc. from 2006 to 2012, and Eli Lilly and Company from 1999 to 2006. He began his career at Wyeth Ayerst Laboratories in pharmaceutical manufacturing. Mr. Riga has been directly responsible for the successful commercialization of multiple oncology launches. His commercial launch experience includes rare diseases, therapeutic and supportive care oncology. Additionally, Mr. Riga has significant corporate and business development experience. He has executed deals including in-licensing and out-licensing assets, academic IP, and strategic M&A. He holds a B.S. in Biology and Chemistry from St. Lawrence University and is an accredited public company director from UCLA’s Anderson School of Business.

David Jakeman, CPA. David Jakeman joined Chimerix in 2009 and was named Vice President of Finance and Accounting in 2023. Mr. Jakeman has over 20 years of experience in public accounting and corporate finance. He currently serves as our Principal Accounting Officer and oversees all finance and accounting functions including accounting operations, external SEC reporting, financial and internal control audit oversight, equity administration, treasury and risk management. Prior to joining Chimerix, from 2000 to 2009, he started his career at Ernst & Young LLP, most recently serving as Senior Manager. He received both his Master of Accounting and B.S. of Business Administration from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

Information Regarding Committees of the Board of Directors

During 2024, our Board of Directors had three committees: an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The following table provides membership and meeting information for each of the Board Committees for 2024:

Name	Audit	Compensation	Nominating and Governance
Martha J. Demski	X
Lisa L. Decker, Ph.D.			X
Marc D. Kozin(1)	X*	X
Robert J. Meyer, M.D.		X*	X
Fred A. Middleton	X
Pratik S. Multani, M.D.			X
Victoria Vakiener		X	X*
Total meetings in 2024	5	6	4

*	Committee Chairperson

(1)	On June 20, 2024, our Board of Directors, on the recommendation of our Nominating and Governance Committee, appointed Marc D. Kozin, a member of the Board, as a member of the Audit Committee alongside existing members Fred A. Middleton and Martha J. Demski, to fill the vacancy created by the prior resignation of Patrick Machado.

Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. The Board of Directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

Throughout 2024, our Audit Committee consisted of Ms. Demski, Mr. Kozin and Mr. Middleton. Patrick Machado served as a member of our Audit Committee until his resignation on June 20, 2024. Our Board of Directors has determined that each of the members of our Audit Committee satisfies the Nasdaq and SEC independence requirements.

Mr. Kozin currently serves as the chair of our Audit Committee. Our Board of Directors has determined that Ms. Demski, Mr. Kozin and Mr. Middleton each qualify as an Audit Committee financial expert within the meaning of SEC regulations and meet the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, our Board has considered Ms. Demski, Mr. Kozin and Mr. Middleton’s formal education and previous and current experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee.

The functions of this committee include, among other things:

•	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

•	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

•	reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

•	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

•	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;

•	preparing the report that the SEC requires in our annual proxy statement;

•	reviewing and providing oversight of any related-person transactions in accordance with our related person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;

•	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

•	reviewing on a periodic basis our investment policy;

•	periodically reviewing and discussing with certain Company management material risks relating to data privacy, technology and information security; and

•	reviewing and evaluating on an annual basis the performance of the Audit Committee, including compliance of the Audit Committee with its charter.

We believe that the composition and functioning of our Audit Committee complies with all applicable requirements of the Sarbanes-Oxley Act, and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

The Audit Committee met five times during 2024. The Audit Committee has adopted a written charter that is available to stockholders on the Company’s website at www.chimerix.com. The information on our website is not incorporated by reference into this Amendment for fiscal 2024.

Code of Business Conduct and Ethics

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.chimerix.com under the Corporate Governance section of our Investor Relations page. The information on our website is not incorporated by reference into this Amendment for fiscal year 2024. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

Insider Trading Information

We have adopted an Insider Trading Policy and a Window Period Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our Insider Trading Policy and Window Period Policy is filed as an exhibit to our Annual Report. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since such procedures were last disclosed.

ITEM 11.	EXECUTIVE COMPENSATION

Our named executive officers for the year ended December 31, 2024, are the following individuals:

•	Michael T. Andriole, our President and Chief Executive Officer;

•	Allen S. Melemed, M.D., our Chief Medical Officer; and

•	Michael A. Alrutz, J.D., Ph.D., our Senior Vice President, General Counsel and Corporate Secretary.

Summary Compensation Table

The following table shows the total compensation earned by the named executive officers in 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Michael T. Andriole, President and Chief Executive Officer(4)	2024 2023	607,500 528,473	__ __		77,955 93,135	333,826 399,282	434,363 280,500	11,034 11,031	1,464,678 1,312,421
Allen S. Melemed, M.D., Chief Medical Officer	2024 2023	506,723 488,408	__ __		26,179 50,708	112,106 215,588	263,496 166,059	11,034 11,031	919,538 931,794
Michael A. Alrutz, J.D., Ph.D., Senior Vice President, General Counsel and Corporate Secretary	2024 2023	448,387 432,180	29,145 __	(5)	20,361 42,257	87,193 179,656	204,016 128,574	11,191 11,187	800,293 793,854

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards and RSUs granted during the respective year, computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 5 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. These amounts do not reflect the actual economic value that will be realized by the named executive officer on the vesting of the stock options or RSUs, the exercise of the stock options, or the sale of the common stock underlying such stock options or RSUs.

(2)	Amounts in this column represent annual performance-based bonuses earned for the respective fiscal year. Each of the 2024 and 2023 performance-based bonuses shown above was paid in cash to each executive in early 2025 and 2024, respectively. For more information on these bonuses, see below under “Narrative Disclosure to Summary Compensation Table—Annual Performance-Based Bonuses.”

(3)	Amounts in this column represent term life insurance, long-term disability insurance, short-term disability insurance and accidental death and dismemberment insurance premiums, and matching 401(k) contributions of the first 3% (up to a maximum of $9,000 for 2024) of the named executive officer’s salary are paid by us on behalf of the named executive officers. All these benefits are provided to the named executive officers on the same terms as our regular full-time employees. For more information regarding these benefits, see below under “Narrative Disclosure to Summary Compensation Table—Other Compensation.”

(4)	Effective August 1, 2023, Mr. Andriole was promoted from Chief Business Officer and Chief Financial Officer to President and Chief Executive Officer.

(5)	Represents the discretionary portion of Dr. Alrutz’ 2024 annual performance-based bonus that was paid based on his individual performance in 2024. For more information, see below under “Narrative Disclosure to Summary Compensation Table—Annual Performance-Based Bonuses.”

Narrative Disclosure to Summary Compensation Table

The three principal components of our executive compensation program for our named executive officers in 2024 were base salary, annual performance-based bonus and long-term incentive equity compensation. We do not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants, short-term and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee uses its judgment to establish a total compensation program for each named executive officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives.

Base Salary

Each named executive officer’s 2024 annual base salary rate was approved by the Compensation Committee in early 2024, as listed in the table below. These amounts represented a 1.25% to 3.75% increase over the 2023 base salaries.

Named Executive Officer	2023 Base Salary	2024 Base Salary	Percentage Change
Michael T. Andriole*	$600,000	$607,500	1.25%
Allen S. Melemed, M.D.	$488,408	$506,723	3.75%
Michael A. Alrutz, J.D., Ph.D.	$432,180	$448,387	3.75%

*	Represents Mr. Andriole’s 2023 annual base salary rate effective August 1, 2023 in connection with his promotion to Chief Executive Officer; Mr. Andriole’s 2023 annual base salary rate prior to August 1, 2023 was $477,383.

Annual Performance-Based Cash Bonuses

Each of our named executive officers was eligible to receive performance cash bonuses based on our achievement of corporate objectives established by the Board of Directors for 2024. The actual performance-based bonus paid, if any, is calculated by multiplying the executive’s annual base salary, target bonus percentage, and the percentage attainment of the corporate goals for 2024, provided that, regardless of significant over-performance, the maximum bonus any individual named executive officer could earn under our performance-based bonus program was 200% of the amount of such individual’s target bonus. Bonuses could be earned at less than target in the event that our corporate goals are partially, but not fully, attained.

For 2024, Mr. Andriole had a target bonus percentage of 55% of base salary, Dr. Melemed had a target bonus percentage of 40% of annual base salary, and Dr. Alrutz had a target bonus percentage of 35% of annual base salary. These target bonuses percentages for each of our named executive officers remained unchanged from those in place for 2023 (for Mr. Andriole, based on his annual target bonus established in connection with his promotion to Chief Executive Officer in August 2023).

The corporate objectives for 2024 were formulated by the Compensation Committee in order to clearly tie incentives to the most vital short-term milestones within our overall operational and corporate strategy. These corporate objectives included operational goals related to research and development initiatives, progress toward NDA filing, specific pipeline milestones and business development and financial goals. Based on our overall corporate objective achievement, including significant accomplishments on clinical and financial goals related to the substantial enrollment in the Phase 3 ACTION Study, accelerated development of the new drug application (NDA) for submission to the FDA, establishment of safe drug protocol through Phase 1 and instructive bio marker work, successful business development efforts to enhance the pipeline and the achievement of financial goals related to cash management, the Compensation Committee determined that we had achieved 130% of our overall corporate objectives. Accordingly, the Compensation Committee awarded each of Mr. Andriole and Dr. Melemed a performance bonus of $434,363 and $263,496, respectively, reflecting 130 % of each of their target bonuses for 2024. The Compensation Committee awarded Dr. Alrutz a performance bonus of $233,161, reflecting 149% of his target bonus for 2024, based on the 130% corporate objective achievement and an additional amount to recognize Mr. Alrutz’ individual performance.

Equity-Based Incentive Awards

Equity opportunities are generally reviewed and determined annually at the beginning of the year or as appropriate during the year for new hires, promotions, or other special circumstances, such as to encourage retention, or as a reward for significant achievement. In January 2024, the Compensation Committee approved annual equity awards to each of our named executive officers in the form of non-qualified stock options and time-based RSUs. The grant date value of annual equity grants made in 2024 were lower than those awarded in 2023.

The Compensation Committee determined that a significant majority of stock options balanced with RSUs was the most appropriate incentive structure for our executive officers’ annual 2024 equity awards. Accordingly, the Compensation Committee decided on an equity mix, in terms of the total number of shares issuable as stock options versus RSUs, for annual 2024 grants of approximately 86% options and 14% RSUs, which reflected the Compensation Committee’s intent to provide an appropriate balance, considering the historical use of stock options and our equity plan reserve.

The 2024 annual equity awards were granted in February 2024. The stock options were scheduled to vest monthly over a four-year period and have an exercise price of $0.93 per share. The RSUs were scheduled to vest in equal annual installments over a four-year period. The annual 2024 equity awards are reflected in the table below. The grant date fair value of the restricted stock units and options granted to the named executive officers in 2024 is included in the Summary Compensation Table above.

Named Executive Officer	Annual Stock Option Grant (# shares)	Annual Restricted Stock Units Grant (# shares)
Michael T. Andriole	502,500	83,750
Allen S. Melemed, M.D.	168,750	28,125
Michael A. Alrutz, J.D., Ph.D.	131,250	21,875

Other Compensation

All of our executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We maintain a defined contribution employee retirement plan (401(k) plan) for our employees and our executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The plan provides that each participant may contribute up to the lesser of 90% of his or her compensation or the statutory limit, which was $23,000 for calendar year 2024. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2024 could have been up to an additional $7,500 above the statutory limit. During 2024, we matched 100% of the first 3% of employee contributions up to a maximum of $9,000) to the 401(k) plan. Participant and employer contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

We generally do not provide perquisites or personal benefits to our executive officers. We do, however, pay the premiums for term life insurance and long-term disability for all our employees, including our named executive officers. None of our executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Board of Directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

None of our executive officers participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. Our Board of Directors may elect to provide our officers and other employees with non-qualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Clawback Policy

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, the Chief Executive Officer and Chief Financial Officer may be legally required to reimburse our Company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of Section 304 of the Sarbanes-Oxley Act of 2002.

We maintain an incentive compensation recoupment, or “clawback”, policy. We initially adopted a clawback policy in 2016 which provided for our ability to recoup certain incentive compensation from our executive officers upon an accounting restatement. In 2023, we adopted a new clawback policy that complies with Nasdaq’s listing standards. The policy provides that, in the event we are required to prepare an accounting restatement, we will be required to recover incentive-based compensation received by any current or former executive officer based wholly or in part upon the attainment of a financial reporting measure that was erroneously awarded during the three completed fiscal years immediately preceding the date the restatement was required. The 2023 policy supersedes our 2016 policy with respect to incentive compensation that is received by a covered officer on or after October 2, 2023.

Agreements with our Named Executive Officers

Offer Letter Agreements

We entered into offer letter agreements with each of our named executive officers. The offer letters describe the initial terms of employment, summarized below. Each of our named executive officers’ employment is at-will.

Mr. Andriole. We entered into an offer letter agreement with Mr. Andriole in April 2019 setting forth the initial terms of his employment with us. In June 2023, we entered into an amended offer letter agreement with Mr. Andriole setting forth the terms of his employment upon his promotion to President and CEO, which included an initial base salary of $600,000 (which has subsequently been increased to $660,000, effective as of January 1, 2025), an annual target bonus percentage of 55%, a one-time promotion stock option grant of 150,000 shares of our common stock and a one-time grant of 25,000 time-based restricted stock units which was granted in August 2023 and continued eligibility to participate in our Officer Severance Benefit Plan.

Dr. Melemed. In June 2020, we entered into an offer letter agreement with Dr. Melemed setting forth the terms of his employment, which included an initial base salary of $435,000 (which has subsequently been increased to $524,458, effective as of January 1, 2025, an initial annual target bonus percentage of 40%, an initial stock option grant of 400,000 shares of our common stock which was granted in June 2020 and eligibility to participate in our Officer Severance Benefit Plan.

Dr. Alrutz. In May 2012, we entered into an offer letter agreement with Dr. Alrutz setting forth the terms of his employment, which included an initial base salary of $210,000 (which has subsequently been increased to $464,081, effective as of January 1, 2025, an initial annual target bonus percentage of 15% (which has subsequently been increased to 40% effective as of January 1, 2025), an initial stock option grant of 50,000 shares of our common stock which was granted in June 2012 and eligibility to participate in our Officer Severance Benefit Plan.

Potential Payments upon Termination or Change in Control

Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his term of service, including salary and unused vacation pay. Each of our named executive officers holds equity awards under our equity incentive plans that were granted subject to our form of equity award agreements. A description of the termination and change in control provisions in such equity incentive plans and form of equity award agreements is provided below under “Equity Compensation Arrangements.”

Our Officer Severance Benefit Plan (the Severance Plan), was originally adopted in February 2013 and most recently amended and restated on November 12, 2024 to extend the termination date of the initial term of the Severance Plan to November 12, 2027, and to provide for automatic renewal for successive one-year terms thereafter unless written notice of termination of the Severance Plan is given to all participants at least three months in advance of any such renewal date; provided that no plan termination can occur if a change in control period (as defined in the Severance Plan) has commenced. Under the Severance Plan, all of our continuing named executive officers are eligible to receive severance benefits upon a covered termination either alone or within the thirty days prior to or thirteen months following a change in control transaction (which generally has the same meaning as set forth in our 2013 Equity Incentive Plan (the 2013 Plan), described below under “Equity Compensation Arrangements.” A covered termination means the officer’s termination without cause or resignation with good reason (including resignation due to any material reduction in duties, authorities or responsibilities, base salary or relocation by more than fifty miles). All of the severance benefits under the Severance Plan are contingent upon delivery to us of an effective release of claims and continued compliance with certain post-termination covenants.

Upon a covered termination that does not occur within the thirty days prior to or thirteen months following a change in control transaction, each of our named executive officers is eligible to receive (i) continued payment of base salary for twelve months (or fifteen months, for Mr. Andriole) (such number of months, the severance period); (ii) accelerated vesting of all outstanding time-based stock options and other time-based stock awards as if the executive had completed service for the severance period; and (iii) payment of COBRA benefits for the severance period.

Upon a covered termination that occurs within the thirty days prior to or thirteen months following a change in control transaction, Mr. Andriole, Dr. Melemed, and Dr. Alrutz are eligible for the same benefits described above for a covered termination not in connection with a change in control, except that the severance period is eighteen months for Mr. Andriole and for all named executive officers, paid in a lump sum amount. Additionally, each executive will receive a lump sum amount equivalent to 100% of target bonus (or 150% of the target bonus for Ms. Andriole) for the year of termination and full vesting acceleration of all outstanding stock options and other stock awards. With respect to any such stock awards that are subject to performance-based vesting, acceleration will occur at the greater of (i) 100% target level of performance and (ii) the actual level of performance measured in accordance with the applicable performance goals as of the date of such covered termination (or the closing of the change in control, if later).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards granted to each named executive officer that remain outstanding as of December 31, 2024.

		Option Awards(1)				Stock Awards(1)
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(3)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)(9)
Michael T. Andriole	4/8/2019(2)(4)	450,000	—	2.09	4/7/2029	—	—
	1/21/2020(6)	192,500	—	2.08	1/20/2030	—	—
	1/22/2021(6)	244,791	5,209	9.28	1/21/2031	—	—
	1/18/2022(6)	218,750	81,250	5.62	1/17/2032	—	—
	1/17/2023(6)	92,395	100,430	1.97	1/16/2033	—	—
	8/1/2023(7)	50,000	100,000	1.19	7/31/2033	—	—
	2/1/2024(6)	104,687	397,813	0.93	1/31/2034	—	—
	1/17/2023(8)	—	—	—	—	24,132	83,979
	8/1/2023(8)	—	—	—	—	18,750	65,250
	2/1/2024(8)	—	—	—	—	83,750	291,450
Allen S. Melemed, M.D.	6/19/2020(5)	400,000	—	3.11	6/18/2030	—	—
	1/22/2021(6)	186,041	3,959	9.28	1/21/2031	—	—
	1/18/2022(6)	175,000	65,000	5.62	1/17/2032	—	—
	1/17/2023(6)	73,916	80,344	1.97	1/16/2033	—	—
	2/1/2024(6)	35,156	133,594	0.93	1/31/2034	—	—
	1/17/2023(8)	—	—	—	—	19,305	67,181
	2/1/2024(8)	—	—	—	—	28,125	97,875
Michael A. Alrutz, J.D., Ph.D.	1/28/2015	28,000	—	39.41	1/27/2025	—	—
	8/1/2015	15,000	—	53.74	7/31/2025	—	—
	1/8/2016	178,000	—	8.06	1/7/2026	—	—
	1/24/2017	45,750	—	5.14	1/23/2027	—	—
	1/25/2018	135,000	—	4.68	1/24/2028	—	—
	1/23/2019	176,000	—	2.41	1/22/2029	—	—
	1/21/2020(6)	165,000	—	2.08	1/20/2030	—	—
	1/22/2021(6)	166,458	3,542	9.28	1/21/2031	—	—
	1/18/2022(6)	145,833	54,167	5.62	1/17/2032	—	—
	1/17/2023(6)	61,596	66,954	1.97	1/16/2033	—	—
	2/1/2024(6)	27,343	103,907	0.93	1/31/2034	—	—
	1/17/2023(8)	—	—	—	—	16,088	55,986
	2/1/2024(8)	—	—	—	—	21,875	76,125

(1)	All of these option awards and restricted stock unit awards were granted under the 2013 Plan except for those noted in footnote 2. The terms of the 2013 Plan are described below under “Equity Compensation Arrangements.” Except as otherwise indicated, each option award becomes exercisable as it becomes vested. Vesting for all option awards and restricted stock unit awards is subject to the executive’s continuous service with us through the vesting date.

(2)	The option awards granted in 2019 to Mr. Andriole are subject to the terms of the 2013 Plan, but were granted outside of the 2013 Plan, as they constituted inducement grants in accordance with Nasdaq Stock Market rules.

(3)	All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant.

(4)	25% of the shares subject to the option vest on April 8, 2020, and 1/36th of the shares vest monthly thereafter.

(5)	25% of the shares subject to the option vest on June 19, 2021, and 1/36th of the shares vest monthly thereafter.

(6)	1/48th of the shares subject to the option vest monthly after the grant date.

(7)	25% of the shares subject to the option vest on August 1, 2024, and 1/36th of the shares vest monthly thereafter.

(8)	25% of the shares subject to the restricted stock unit award vest annually after the grant date.

(9)	Calculated by multiplying the number of RSUs that have not vested by the closing price ($) of the Company’s common stock on December 31, 2024, the last trading day before the end of our Fiscal 2024, as reported by Nasdaq.

Equity Compensation Arrangements

Following our initial public offering in April 2013 until June 20, 2024, we granted all equity awards pursuant to the 2013 Plan, with the exception of inducement grants made subject to the terms of the 2013 Plan, but granted outside of the 2013 Plan, in accordance with applicable Nasdaq Stock Market rules. We currently grant equity awards to our named executive officers and other employees, directors and consultants under the 2024 Equity Incentive Plan (the 2024 Plan) which was approved by stockholders at the 2024 Annual Meeting held on June 20, 2024, with the exception of inducement grants made subject to the terms of the 2024 Plan, but granted outside of the 2024 Plan, in accordance with applicable Nasdaq Stock Market rules. All of the outstanding awards held by the named executive officers as of December 31, 2024 are subject to the terms of the 2013 Plan.

Equity Incentive Plans

General. Our 2013 Plan was initially adopted by our Board of Directors and our stockholders and became effective in connection with our initial public offering in April 2013. The 2013 Plan was subsequently amended by the Board of Directors in March 2014. Following the approval of the 2024 Plan by our stockholders on June 20, 2024, the 2013 Plan was suspended and superseded by the 2024 Plan. We have only granted stock options and restricted stock units under our 2013 Plan.

The 2013 Plan is administered by our Board, which may in turn delegate some or all of the administration of to a committee composed of members of our Board. Our Board has delegated concurrent authority to administer the 2013 Plan to our Compensation Committee. The Board and Compensation Committee are each considered the Plan Administrator. The Plan Administrator may delegate limited authority to one or more persons the authority to designate recipients, determine shares subject to awards and certain award terms under the 2013 Plan.

Subject to the terms of the 2013 Plan, the Plan Administrator may determine the recipients, the types of awards to be granted, the number of shares of our common stock subject to or the cash value of awards, and the terms and conditions of awards, including the period of their exercisability and vesting. The Plan Administrator also has the authority to provide for accelerated exercisability and vesting of awards and make certain amendments to awards, including repricing outstanding underwater stock options.

The 2013 Plan provides for the grant of incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards, all of which may be granted to employees, including officers, non-employee Directors and consultants of us and our affiliates. All options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the date of grant of each award. Generally, our stock option awards vest over a four-year period.

Stock Options. The exercise or strike price of a stock option may not be less than 100% of the fair market value of the common stock subject to the stock option on the date of grant and, in some cases, the exercise price of the stock option may not be less than 110% of such fair market value. The term of stock options subject to the terms of the 2013 Plan may not exceed ten years from the date of grant and, in some cases, option terms may not exceed five years from the date of grant.

Unless the terms of an option holder’s stock option agreement provide otherwise, if an option holder’s service with us ceases for any reason other than disability, death or cause, the option holder may generally exercise any vested options for a period of three months following the cessation of service, except that, under our form of option agreement, the option holder may exercise any vested options for a period of 12 months following cessation of service due to retirement (i.e., termination without cause or resignation upon or after reaching age 59 ½). The option term may be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 12 months in the event of death. In addition, under our form of stock option agreement, options will accelerate in full upon the optionholder’s termination due to death or disability. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Restricted Stock Unit Awards. Restricted stock unit (RSU) awards may be granted pursuant to RSU award agreements. Payment of any purchase price may be made in any form of legal consideration acceptable to the Plan Administrator. A RSU award may be settled by the delivery of shares of our common stock, in cash, in a combination of cash and stock, or in any other form of payment determined by the Plan Administrator and set forth in the RSU award agreement. RSU awards may be subject to vesting in accordance with a vesting schedule to be determined by the Plan Administrator. Except as otherwise provided in a participant’s RSU award agreement or other written agreement with us or one of our affiliates, RSUs that have not vested will be forfeited upon the participant’s termination of continuous service for any reason.

Change in Control or Corporate Transactions

In the event of a Corporate Transaction (as such term is defined in the 2013 Plan), the Plan Administrator has the discretion to take any of the following actions with respect to stock awards:

•	arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;

•	arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;

•	accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction;

•	arrange for the lapse of any reacquisition or repurchase right held by us;

•	cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as our Board may deem appropriate; or

make a payment equal to the excess of (a) the value of the property the participant would have received upon exercise of the stock award over (b) the exercise price otherwise payable in connection with the stock award.

Under the 2013 Plan, a “Corporate Transaction” is generally the consummation of (i) a sale or other disposition of all or substantially all of our consolidated assets, (ii) a sale or other disposition of at least 50% of our outstanding securities, (iii) a merger, consolidation or similar transaction following which we are not the surviving corporation, or (iv) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

Additionally, the Plan Administrator may provide, in an individual award agreement or in any other written agreement between a participant and us that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a Change in Control. Under the 2013 Plan, a “Change in Control” is generally (i) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (ii) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity; (iii) a consummated sale, lease or exclusive license or other disposition of all or substantially of our consolidated assets; or (iv) a majority of our Board becomes comprised of individuals who were not serving on our Board on the date the 2013 Plan was adopted by our Compensation Committee (the incumbent Board of Directors), or whose nomination, appointment, or election was not approved by a majority of the incumbent Board of Directors still in office.

2013 Employee Stock Purchase Plan

General. Our Board of Directors adopted the 2013 Employee Stock Purchase Plan (the ESPP), in February 2013 and our stockholders approved the ESPP in March 2013. The ESPP became effective in connection with our initial public offering in April 2013. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code.

Our Board of Directors has delegated its authority to administer the ESPP to the Compensation Committee. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances.

Payroll Deductions. Generally, all regular employees, including our named executive officers, employed by us or by any of our designated affiliates, may participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock under the ESPP, subject to certain limitations under the Code. Unless otherwise determined by our Board of Directors, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of an offering or (b) 85% of the fair market value of a share of our common stock on the date of purchase.

Corporate Transactions. In the event of certain significant corporate transactions, including: (i) a sale of all our assets, (ii) the sale or disposition of 90% of our outstanding securities, (iii) the consummation of a merger or consolidation where we do not survive the transaction, and (iv) the consummation of a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction, any then-outstanding rights to purchase our stock under the ESPP may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of our common stock within 10 business days prior to such corporate transaction, and such purchase rights will terminate immediately.

Plan Amendments, Termination. Our Board of Directors has the authority to amend or terminate our ESPP, provided that except in certain circumstances any such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We will obtain stockholder approval of any amendment to our ESPP as required by applicable law or listing requirements.

Merger Agreement

If consummated, the Merger will constitute a Change in Control under the Severance Plan, the 2024 Plan and 2013 Plan and a corporate transaction under the ESPP. For a description of the treatment of our named executive officers’ equity awards and the potential compensation and benefits that may be paid to our named executive officers in connection with the consummation of the Merger, please refer to the Solicitation/Recommendation Statement on Schedule 14D-9 that we previously filed with the SEC on March 21, 2025, which was subsequently amended and supplemented (the Schedule 14D-9).

Director Compensation

The following table sets forth in summary form information concerning the compensation that was earned by each of our non-employee directors during the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)(1)
Lisa Decker	42,651	39,068	81,719
Martha J. Demski	85,000	39,068	124,068
Marc D. Kozin	40,488	112,875	153,363
Robert J. Meyer, M.D.	58,874	39,068	97,942
Fred A. Middleton	60,000	39,068	99,068
Pratik S. Multani, M.D.	45,000	39,068	84,068
Michael A. Sherman	75,000	39,068	114,068
Victoria Vakiener	53,011	39,068	92,079

(1)	Amounts listed represent the aggregate grant date fair value of option awards granted during 2024 computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 5 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. These amounts do not reflect the actual economic value that will be realized by the non-employee Director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. For all Directors in the table except for Mr. Kozin, the amount in the table reflects the aggregate grant date fair value of the annual stock option granted on the date of our annual meeting of stockholders in 2024. For Mr. Kozin, the amount in the table reflects the aggregate grant date fair value of his initial grant upon his joining the Board on March 20, 2024. The aggregate number of shares subject to each non-employee Director’s outstanding option awards as of December 31, 2024 was as follows: Ms. Demski, 321,000 shares; Dr. Decker, 160,000 shares; Mr. Kozin, 160,000 shares; Dr. Meyer, 324,000 shares; Mr. Middleton, 324,000 shares; Dr. Multani, 300,000 shares; Mr. Sherman, 3,974,550 shares; and Ms. Vakiener, 265,000 shares. Mr. Sherman had 69,713 shares of unvested stock awards as of December 31, 2024.

We have implemented a compensation policy for our non-employee directors which provides for automatic cash and equity grants for service on our Board of Directors. During 2024, our non-employee directors receive the following annual cash retainers under our Non-Employee Director Compensation Policy:

•	$40,000 for all eligible non-employee Directors, plus an additional $35,000 annual cash retainer for the Chair of our Board of Directors and an additional $35,000 annual cash retainer for the Lead Independent Director;

•	$10,000, $7,500 and $5,000 for service (other than as Chair) on the Audit Committee, Compensation Committee and Nominating and Governance Committee, respectively; and

•	$20,000, $15,000 and $10,000 for service as the Chair of the Audit Committee, Compensation Committee and Nominating and Governance Committee, respectively.

In addition, our Non-Employee Director Compensation Policy currently provides for (1) the automatic initial grant for each non-employee director first joining the Board of Directors an option to purchase 100,000 shares of common stock that vests with respect to one-third of the shares on the one year anniversary of the date of grant and monthly thereafter for 24 months, subject to the Director continuing to provide services to us during such period; and (2) the automatic annual grant for each non-employee Director whose term continues on the date of our annual meeting each year an option to purchase 60,000 shares of common stock that vests on the earlier of (i) the one year anniversary of the date of grant and (ii) the date of our next annual stockholder meeting occurring after the date of grant that is at least 50 weeks after the immediately preceding annual stockholder meeting, subject to the Director continuing to provide services to us during such period.

The stock options granted to our non-employee directors under our non-employee Director compensation policy are granted under our 2024 Plan and do not qualify as ISOs. Such stock options are generally subject to the terms of our form of stock option agreements under the 2024 Plan, except that the options will vest in full upon a change in control (as defined in the 2024 Plan). Pursuant to the Company’s Non-Employee Director Compensation Policy, upon a termination of service other than for cause (as defined in the 2024 Plan), the post-termination exercise period will be the earlier of (i) three years from the date of termination, or (ii) the expiration date of the stock option.

For purposes of the 2024 Plan, a “change in control” generally means the occurrence of any one or more of the following events: (i) a person, entity or group acquires, directly or indirectly, our securities representing more than 50% of the combined voting power of our then-outstanding securities, other than by virtue of a merger, consolidation, or similar transaction; (ii) there is consummated a merger, consolidation, or similar transaction involving us and, immediately after the consummation of such transaction, our stockholders immediately prior thereto do not own, directly or indirectly, more than 50% of the combined outstanding voting power of the surviving entity or the parent of the surviving entity in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction; (iii) there is consummated a sale or other disposition of all or substantially all of our consolidated assets, other than a sale or other disposition to an entity in which more than 50% of the entity’s combined voting power is owned by our stockholders in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such sale or other disposition; or (iv) a majority of our Board becomes comprised of individuals who were not serving on our Board on the date the 2024 Plan was adopted by our Compensation Committee (the incumbent Board of Directors), or whose nomination, appointment, or election was not approved by a majority of the incumbent Board of Directors still in office.

If consummated, the Merger will constitute a Change in Control under the 2024 Plan. For a description of the treatment of our named executive officers’ equity awards and the potential compensation and benefits that may be paid to our named executive officers in connection with the consummation of the Merger, please refer to the Schedule 14D-9 that we previously filed with the SEC.

We have reimbursed and will continue to reimburse all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our Board of Directors and committees of our Board of Directors.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, the Company grants stock options to its employees, including our named executive officers. Historically, the Company has granted new-hire and promotion equity awards, which often include stock options, on or soon after a new hire’s employment start date or promotion date (as applicable) and annual awards, which often include stock options, in the first quarter of each fiscal year, which annual grants are typically approved at a regularly scheduled meeting of the Compensation Committee occurring in such quarter. Also, non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the Board and at the time of each annual meeting of the Company’s stockholders, respectively, pursuant to the Non-Employee Director Compensation Policy, as further described under the heading, “Director Compensation” above. The Company does not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features.

The Company does not grant equity awards in anticipation of the release of material nonpublic information (MNPI) and we do not time the release of MNPI based on equity award grant dates or for the purposes of affecting the value of executive compensation. During 2024, we did not grant any stock options to our named executive officers except for the annual stock options granted effective on February 1, 2024. We have no information to disclose pursuant to Item 402(x)(2) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding all of the Company’s equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, RSUs, warrants and rights		Weighted-average exercise price of outstanding options, RSUs, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	18,610,735 (2013 Plan and 2024 Plan)	(1)	$4.43	10,215,426 (2024 Plan)
Equity compensation plans not approved by security holders	3,558,000	(2)	$1.47	—
Total	22,168,735			10,215,426

(1)	Upon adoption of the 2024 Plan, the Board of Directors ceased making any further grants under the 2013 Plan. The amounts reported for the 2013 Plan reflect the number of securities to be issued upon exercise of outstanding options and the weighted average exercise price thereof.

(2)	These securities are subject to the terms of the 2013 Plan and the 2024 Plan, but were granted outside of the 2013 Plan and the 2024 Plan, respectively, as inducement awards in accordance with Nasdaq Listing Rule 5635(c)(4).

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2025 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all current executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its common stock.

The percentage ownership information shown in the table is based upon 93,803,846 shares of common stock outstanding as of March 31, 2025. Information with respect to beneficial ownership has been furnished by each Director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable or through the conversion of a security on or before May 30, 2025, which is 60 days after March 31, 2025. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Chimerix, Inc., 2505 Meridian Parkway, Suite 100, Durham, North Carolina 27713.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or greater stockholders
RA Capital Management, L.P. (1) 200 Berkeley Street, 18th Floor, Boston, MA 02116	8,800,000	9.4%
Directors and Named Executive Officers(2)
Michael A. Sherman(3)	3,913,544	4.0%
Fred A. Middleton(4)	3,879,477	4.1%
Michael T. Andriole, M.B.A (5)	1,860,813	2.0%
Michael A. Alrutz, J.D., Ph.D.(6)	1,315,309	1.4%
Allen S. Melemed, M.D.(7)	1,026,681	1.1%
Martha J. Demski(8)	333,055	*
Robert J. Meyer, M.D.(9)	299,150	*
Pratik S. Multani, M.D.(10)	240,000	*
Victoria Vakiener(11)	205,000	*
Lisa L. Decker, Ph.D.(12)	46,958	*
Marc D. Kozin(13)	38,583	*
All executive officers and Directors as a group (14 persons)(14)	14,312,235	13.9%

*	Represents beneficial ownership of less than one percent.

(1)	This information is as of February 14, 2024 and is based solely on information set forth in Schedule 13G/A filed with the SEC on February 14, 2024 by RA Capital Management, L.P. (RA Capital) reporting the shared power to vote or to direct the vote over 8,800,000 shares of common stock and the shared power to dispose or to direct the disposition of 8,800,000 shares of common stock. RA Capital Healthcare Fund GP, LLC (the Fund) is the general partner of the Fund. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Peter Kolchinsky and Mr. Rajeev Shah are the controlling persons. RA Capital serves as investment adviser for the Fund and may be deemed a beneficial owner, for purposes of Section 13(d) of the Act, of any securities of the Issuer held by the Fund. The Fund has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s portfolio, including the shares of the Issuer’s Common Stock reported herein. Because the Fund has divested voting and investment power over the reported securities it holds and may not revoke that delegation on less than 61 days’ notice, the Fund disclaims beneficial ownership of the securities it holds for purposes of Section 13(d) of the Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners, for purposes of Section 13(d) of the Act, of any securities of the Issuer beneficially owned by RA Capital. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim beneficial ownership of the securities reported in this Schedule 13G/A other than for the purpose of determining their obligations under Section 13(d) of the Act, and the filing of this Schedule 13G/A shall not be deemed an admission that either RA Capital, Dr. Kolchinsky, or Mr. Shah is the beneficial owner of such securities for any other purpose.

(2)	Does not reflect vesting acceleration of outstanding stock options and other stock awards of eligible officers in connection with a change in control termination upon completion of the Merger. See sections titled “Executive Employment Agreements and Amended and Restated Officer Severance Benefit Plan” and “Golden Parachute Compensation” of the Schedule 14D-9 that we previously filed with the SEC.

(3)	Includes 376,933 shares held by Mr. Sherman of which 102,955 shares are held by Sherman Investors, LLC and 87,000 shares are held by the Michael A Sherman Trust Dated June 29, 2007, and 3,536,611 shares which Mr. Sherman has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options. Mr. Sherman has shared voting and dispositive power over the shares held by Sherman Investors, LLC and the Michael A Sherman Trust Dated June 29, 2007.

(4)	Includes 3,615,477 shares held by Mr. Middleton, of which 829,046 shares of common stock held by Sanderling Venture Partners V, L.P., 233,134 shares of common stock held by Sanderling V Biomedical, L.P., 155,143 shares of common stock held by Sanderling V Limited Partnership, 138,046 shares of common stock held by Sanderling V Beteiligungs GmbH & Co. KG, 199,853 shares of common stock held by Sanderling V Biomedical Co-Investment Fund, L.P., 329,682 shares of common stock held by Sanderling Venture Partners V Co-Investment Fund, L.P., 891,189 shares of common stock held by Sanderling V Strategic Exit Fund, L.P. (collectively, the Sanderling V Shares), 498,046 shares of common stock held by Sanderling Venture Partners VI Co-Investment Fund, L.P., 15,431 shares of common stock held by Sanderling VI Beteiligungs GmbH & Co. KG, 18,384 shares of common stock held by Sanderling VI Limited Partnership (collectively, the Sanderling VI Shares), 307,523 shares of common stock held by Mr. Middleton of which 40,000 shares are held by the Fred A. Middleton Separate Property Trust, 60,000 shares are held by Middleton Childrens 2015 Irrevocable Trust and 264,000 shares which Mr. Middleton has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options. Mr. Middleton, one of our Directors, Timothy J. Wollaeger and Timothy C. Mills share voting and investment power with respect to the Sanderling V Shares. Timothy C. Mills, Timothy J. Wollaeger and Mr. Middleton share voting and investment power with respect to the Sanderling VI Shares. Each of these individuals disclaims beneficial ownership of such shares, except to the extent of his or her pecuniary interest therein.

(5)	Includes 383,177 shares held by Mr. Andriole and 1,477,636 shares which Mr. Andriole has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(6)	Includes 147,890 shares held by Dr. Alrutz and 1,167,419 shares which Dr. Alrutz has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(7)	Includes 93,963 shares held by Dr. Melemed and 932,718 shares which Dr. Melemed has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(8)	Includes 72,055 shares held by the Martha J. Demski Trust u/d/t 10/01/94, and 261,000 shares which Ms. Demski has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options. Ms. Demski has shared voting and dispositive power over the shares held by the Martha J. Demski Trust u/d/t 10/01/94.

(9)	Includes 35,150 shares held by Dr. Meyer and 264,000 shares which Dr. Meyer has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(10)	Includes 240,000 shares which Dr. Multani has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(11)	Includes 205,000 shares which Ms. Vakiener has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(12)	Includes 46,958 shares which Dr. Decker has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(13)	Includes 38,583 shares which Mr. Kozin has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

(14)	Includes 4,974,300 shares held by all current executive officers and directors as a group, and 9,337,935 shares that all current executive officers and directors as a group have the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.

Changes in Control

Other than the Company’s previously disclosed pending merger with Jazz Pharmaceuticals Public Limited Company, management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Indemnification Agreements

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Policies and Procedures

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.

Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related person is any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our Audit Committee (or, where review by our Audit Committee would be inappropriate, to another independent body of our Board of Directors) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, Directors and certain significant stockholders. In considering related-person transactions, our Audit Committee or another independent body of our Board of Directors takes into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

In the event a Director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Independence of the Board of Directors

As required under the Nasdaq listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board of Directors has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable SEC rules and Nasdaq listing standards (including the additional independence requirements of applicable SEC rules and Nasdaq listing standards for members of the Audit Committee and Compensation Committee): Dr. Decker, Ms. Demski, Mr. Kozin, Dr. Meyer, Mr. Middleton, Dr. Multani and Ms. Vakiener. In making this determination, the Board of Directors found that none of these directors had a material or other disqualifying relationship with the Company. Our Board of Directors determined that Mr. Sherman is not considered independent given his prior position as Chief Executive Officer of the Company within the past three years.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company by Ernst & Young for the fiscal years ended December 31, 2024 and 2023. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2024	2023

	(in thousands)
Audit Fees(1)	$514	$400
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$514	$400

(1)	Audit fees consist of fees billed for professional services by Ernst & Young LLP for audit and quarterly review of our financial statements, review of our registration statements on Form S-3, and related services.

In connection with the audit of the 2024 and 2023 financial statements, the Company entered into an engagement agreement with Ernst & Young which sets forth the terms by which Ernst & Young would perform audit services for the Company.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to a specified amount. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services has been non-exclusively delegated to the Chair of the Audit Committee, who must report any pre-approval decisions to the full Audit Committee at its next scheduled meeting, provided that the Chair of the Audit Committee is not able to pre-approve any service resulting in fees greater than $50,000.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.            Financial Statements. The financial statements and reports of independent registered public accounting firm are filed as part of this Amendment (see “Index to Consolidated Financial Statements” at Item 8).

2.            Financial Statement Schedules. No financial statement schedules are included because the information is either provided in the consolidated financial statements, is not required under the instructions or is immaterial, and such schedules, therefore have been omitted.

3.            Exhibits. The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1** (1)	Agreement and Plan of Merger, dated January 7, 2021, by and among the Registrant, Oncoceutics, Merger Sub.
2.2(27)	Agreement and Plan of Merger, dated as of March 4, 2025, by and among Chimerix, Inc., Jazz Pharmaceuticals Public Limited Company and Pinetree Acquisition Sub, Inc.
3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (3)	Amended and Restated Bylaws of the Registrant.
4.1 (4)	Form of Common Stock Certificate of the Registrant.
4.2(18)	Description of Common Stock.
10.1+ (5)	Form of Indemnity Agreement by and between the Registrant and its Directors and Officers.
10.2+ (5)	Chimerix, Inc. 2013 Employee Stock Purchase Plan.
10.3+(6)	Form of Stock Option Agreement, Notice of Exercise and Form of Stock Option Grant Notice and Form of Restricted Stock Unit Award Agreement and Form of Restricted Stock Unit Award Grant Notice under Chimerix, Inc. 2013 Equity Incentive Plan.
10.4+ (7)	Chimerix, Inc. 2013 Equity Incentive Plan, as amended.
10.5+ (8)	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of 2013 Equity Incentive Plan.
10.6+ (9)	Chimerix, Inc. 2024 Equity Incentive Plan.
10.7+ (9)	Form of Stock Option Grant Notice and Option Agreement and Form of Restricted Stock Unit Award Agreement and Form of Restricted Stock Unit Award Grant Notice under Chimerix, Inc. 2024 Equity Incentive Plan.
10.8+ (10)	Letter Agreement with Michael Sherman, dated June 27, 2023.
10.9+ (10)	Amended Employment Offer Letter to Michael Andriole, dated June 27, 2023.
10.10+(26)	Chimerix, Inc. Non-Employee Director Compensation Policy, as amended, dated June 20, 2024.
10.11+(28)	Chimerix, Inc. Officer Severance Benefit Plan, as amended.
10.12 (5)	Office Lease by and between the Registrant and ACP 2505 Meridian LLC dated September 1, 2007, as amended.
10.13 (11)	Fifth Amendment to Office Lease dated July 2, 2014 by and between the Registrant and AREP Meridian I LLC.
10.14 (12)	Sixth Amendment to Office Lease dated April 28, 2015 by and between the Registrant and IVC Meridian TT O, LLC.
10.15 (13)	Seventh Amendment to Office Lease dated March 10, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.16 (14)	Lease Agreement by and between the Registrant and Northwood RTC LLC dated March 10, 2014.
10.17 (15)	Eighth Amendment to Office Lease dated July 13, 2017 by and between the Registrant and IVC Meridian TT O, LLC.
10.18 (16)	Ninth Amendment to Office Lease, dated June 24, 2020, by and between the Registrant and BRI 1875 Meridian, LLC.
10.19** (16)	Second Amendment to Lease Agreement, dated July 30, 2020, by and between the Registrant and CLPF-Research Center, LLC.
10.20 (17)	First Amendment to Industrial Building Lease dated December 14, 2017 by and between Registrant and CLPF - Research Center, LLC.

Exhibit Number	Description of Document
10.21+(18)	Employment Offer Letter to Allen Melemed dated May 7, 2020.
10.22+(19)	Employment Offer Letter to Michael A. Alrutz dated May 9, 2012.
10.23(28)	Amended and Restated Loan and Security Agreement, dated December 23, 2024, by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.
10.24(28)	Warrant to Purchase Stock, dated December 23, 2024, by and between the Registrant and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company.
10.25**#(21)	Asset Purchase Agreement, dated May 15, 2022, by and between the Company and Emergent BioSolutions Inc.
10.26**#(22)	First Amendment to Asset Purchase Agreement, dated September 26, 2022, by and between the Registrant, Emergent BioSolutions Inc. and Emergent Biodefense Operations Lansing LLC.
10.27+(23)	Employment Offer Letter to Thomas J. Riga, dated October 2, 2023.
10.28+(24)	Employment Offer Letter to Michelle LaSpaluto, dated November 30, 2023.
10.29(20)	Open Market Sale AgreementSM dated February 29, 2024, by and between the Company and Jefferies LLC.
10.30+(20)	Directorship Offer Letter to Lisa L. Decker, PhD, dated December 28, 2023.
10.31+(25)	Directorship Offer Letter to Marc D. Kozin, dated March 20, 2024.
19.1(28)	Chimerix, Inc. Insider Trading Policy and Window Period Policy.
21.1(28)	Subsidiaries of Chimerix, Inc.
23.1(28)	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(28)	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(28)	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(20)	Chimerix, Inc. Incentive Compensation Recoupment Policy, adopted on November 14, 2023.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the interactive data file as its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

+	Indicates management contract or compensatory plan.

#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

**	Certain confidential information contained in this exhibit, marked by brackets, has been omitted pursuant to Item 601 of Regulation S-K because the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

(1)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on January 13, 2021.

(2)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on April 16, 2013.

(3)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on December 9, 2022.

(4)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended, filed with the SEC on March 27, 2013.

(5)	Incorporated by reference to Chimerix, Inc.’s Registration Statement on Form S-1 (No. 333-187145), as amended, filed with the SEC on March 8, 2013.

(6)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2016.

(7)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 23, 2014.

(8)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 8, 2019.

(9)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 13, 2024.

(10)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on June 27, 2023.

(11)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2014.

(12)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 11, 2015.

(13)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 9, 2017.

(14)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on March 14, 2014.

(15)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 7, 2017.

(16)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on August 10, 2020.

(17)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 1, 2018.

(18)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 2, 2023.

(19)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 5, 2019.

(20)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on February 29, 2024.

(21)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on May 18, 2022.

(22)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on September 28, 2022.

(23)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on November 16, 2023.

(24)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K (No. 001-35867) filed with the SEC on December 4, 2023.

(25)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on May 1, 2024.

(26)	Incorporated by reference to Chimerix, Inc.’s Quarterly Report on Form 10-Q (No. 001-35867) filed with the SEC on November 7, 2024.

(27)	Incorporated by reference to Chimerix, Inc.’s Current Report on Form 8-K/A (No. 001-35867) filed with the SEC on March 5, 2025.

(28)	Incorporated by reference to Chimerix, Inc.’s Annual Report on Form 10-K (No. 001-35867) filed with the SEC on March 21, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimerix, Inc.

Date:	April 16, 2025	By:	/s/ Michael T. Andriole
Michael T. Andriole
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No.1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Andriole	President, Chief Executive Officer and Director	April 16, 2025
Michael T. Andriole	(Principal Executive Officer)

/s/ Michelle LaSpaluto	Chief Financial Officer	April 16, 2025
Michelle LaSpaluto	(Principal Financial Officer)

/s/ David Jakeman	Vice President of Finance and Accounting	April 16, 2025
David Jakeman	(Principal Accounting Officer)

*
Michael A. Sherman	Chair of the Board of Directors	April 16, 2025

*
Martha J. Demski	Lead Independent Director	April 16, 2025

*
Lisa L. Decker, PhD	Member of the Board of Directors	April 16, 2025

*
Marc D. Kozin	Member of the Board of Directors	April 16, 2025

*
Robert J. Meyer, MD	Member of the Board of Directors	April 16, 2025

*
Fred A. Middleton	Member of the Board of Directors	April 16, 2025

*
Pratik S. Multani, MD	Member of the Board of Directors	April 16, 2025

*
Victoria Vakiener	Member of the Board of Directors	April 16, 2025

By:	/s/ Michael T. Andriole
Michael T. Andriole
Attorney-in-Fact